Form 10-K
period 2015-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2016-03-30
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: Not Applicable

Vantage Drilling International

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 800, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act: None

---

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of the registrant’s ordinary shares outstanding as of February 11, 2016 is 5,000,053 shares.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐    No  ☒

* The Company is not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has agreed under the terms of a shareholders’ agreement and certain of its debt instruments to make filings voluntarily on Form 10-K.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are included throughout this Annual Report, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Annual Report.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures by oil and natural gas exploration and production companies;
•	termination or renegotiation of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	delays and cost overruns in construction projects;
•	competition within our industry;
•	limited mobility between geographic regions;
•	operating hazards in the oilfield service industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	operations in international markets;
•	governmental, tax and environmental regulation;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;
•	changes in tax laws, treaties or regulations;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

Many of these factors are beyond our ability to control or predict. Any, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in filings we may voluntarily make with the Securities and Exchange Commission (the “SEC”), which may be obtained by contacting us or the SEC. These filings are also available through our website at www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval system (EDGAR) at www.sec.gov. The contents of our website are not part of this Annual Report.

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling International (formerly known as Offshore Group Investment Limited) and its consolidated subsidiaries.

PART I

Item 1.	Business.

Our Company

Vantage Drilling International (the “Company” or “VDI”), a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for drilling units owned by others. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets.

The Company was previously known as Offshore Group Investment Limited and changed its corporate name to Vantage Drilling International effective February 11, 2016.

Restructuring Agreement and Bankruptcy Proceedings under Chapter 11

On December 1, 2015, we and Vantage Drilling Company (“VDC”), entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC would commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”).

On December 3, 2015, the Company and 24 debtor subsidiaries, including five debtor subsidiaries of VDC who were guarantors of the Company’s pre-bankruptcy secured debt, filed the Reorganization Plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the Bankruptcy Court for the District of Delaware confirmed the Company’s Reorganization Plan and the Company emerged from bankruptcy effective February 10, 2016. The significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement.  The Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing  $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted.  The lenders under the Company’s pre-petition credit facility also received $7.0 million in cash under the Reorganization Plan.

10% Senior Secured Second Lien Notes.  The Company engaged in a rights offering for $75.0 million of new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”) for certain holders of its secured debt claims. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising $73.9 million, after deducting the cash portion of the backstop premium.

1%/12% Step-Up Senior Secured Third Lien Convertible Notes.  The Company issued 4,344,959 new ordinary shares of the Company (the “New Shares”) and $750.0 million of 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”) to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to these creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Third Lien Indenture) which was $95.60 as of the issue date. The Third Lien Indenture includes customary covenants that restrict the granting of liens and customary events of default, including, among other things, failure to issue securities upon conversion of the Convertible Notes.

VDC Note. Effective with the Company’s emergence from bankruptcy, VDC’s former equity interest in the Company was cancelled.  Immediately following that event, the VDC Note was converted into 655,094 New Shares in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.0 million as of such date.

The Reorganization Plan allowed the Company to maintain all operating assets and agreements.  All trade payables, credits, wages and other related obligations were unimpaired by the Reorganization Plan.

Drilling

Jackups

A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support, at which point the hull is raised out of the water into position to conduct drilling and workover operations. All of our jackup rigs were built at PPL Shipyard in Singapore. The design of our jackup rigs is the Baker Marine Pacific Class 375. These units are ultra-premium jackup rigs with independent legs capable of drilling in up to 375 feet of water, a cantilever drilling floor and a total drilling depth capacity of approximately 30,000 feet.

Drillships

Drillships are self-propelled and suited for drilling in remote locations because of their mobility and large load carrying capacity. All of our drillships are dynamically positioned  and designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet. The drillships’ hull design has a variable deck load of approximately 20,000 tons and measures approximately 781 feet long by 137 feet wide. All of our drillships were built at Daewoo Shipbuilding & Marine Engineering shipyard in South Korea.

The following table sets forth certain information concerning our offshore drilling fleet as of March 1, 2016.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Malaysia	Warm Stacked
Sapphire Driller	2009	375	30,000	West Africa	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Indonesia	Operating

Drillships
Platinum Explorer	2010	12,000	40,000	Malaysia	Warm Stacked
Titanium Explorer	2012	12,000	40,000	South Africa	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Congo	Operating

Strengths

We believe our primary competitive strengths include the following:

Premium fleet. Our fleet is currently comprised of seven ultra-premium high specification drilling units: four jackup rigs and three drillships. We believe the Emerald Driller, Sapphire Driller, Aquamarine Driller and Topaz Driller are ultra-premium jackup rigs due to their ability to drill in deeper depths, as well as their enhanced operational efficiency and technical capabilities when compared to a majority of the current global jackup rig fleet, which is primarily comprised of older, smaller, less capable rigs using less modern technology. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are ultra-deepwater drillships that are designed to drill in up to 12,000 feet of water. Our drillships are currently equipped to drill in water depths of up to 10,000 feet. We believe 10,000 feet to be the upper-limit water depth currently being developed by leading offshore exploration and production companies, though we also believe that they are evaluating future deepwater development projects in water depths in excess of 10,000 feet.

Proven track record. We have a proven track record of successfully managing, constructing, marketing and operating offshore drilling units. Our in-house team of engineers and construction personnel has overseen complex rig construction projects. As a result, our rigs have generally been delivered within budget and either on time or ahead of schedule.

Experienced management and operational team. We benefit from our management team, which has extensive experience in the drilling industry, including international and domestic public company experience involving numerous acquisitions and debt and equity financings.

Strategy

Our strategy includes:

Maintain significant liquidity.  In response to the significant downturn in the drilling industry, we are strategically preserving our liquidity.  Completing the Reorganization Plan significantly reduced our debt service obligations and we have no significant maturities until December 2019.  We are working to optimize our workforce for our current level of operations, deferring maintenance and capital expenditures and working to extend our contract backlog.

Capitalize on customer demand for modern, high specification units. We own and manage high specification drilling units, which are well suited to meet the requirements of customers for efficiently drilling through deep and complex geological formations, and drilling horizontally. Additionally, high specification drilling units generally provide faster drilling and moving times. A majority of the bid invitations for jackups that we receive require high specification units. Aside from their drilling capabilities, we believe that customers generally prefer new drilling units because of improved safety features and less frequent downtime for maintenance. New, modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high quality operating personnel.

Focus on international markets. We have been able to successfully deploy and operate our drilling units in some of the most active international oil and natural gas producing regions. We believe that exposure to certain international markets with major, national and independent oil and natural gas companies will increase the predictability of our cash flows because those markets have exhibited less historical cyclicality. We also believe that our internationally diverse platform reduces our exposure to a single market.  Capitalize on our infrastructure to better serve our customers.

Expand key industry relationships. We are focused on expanding relationships with major, national and independent oil and natural gas companies, focused primarily on international markets, which we believe will allow us to obtain longer-term contracts to build our backlog of business when dayrates and operating margins justify entering into such contracts. We believe that our existing relationships with these companies have contributed to our historically strong contract backlog. Longer-term contracts increase revenue visibility and mitigate some of the volatility in cash flows caused by cyclical market downturns.

Maintain our deepwater exposure. We believe our customers will continue an emphasis on exploration in deeper waters due, in part, to technological developments that have made such exploration more feasible and cost-effective. We believe that the water-depth capability of our ultra-deepwater drilling units is attractive to our customers and allows us to compete effectively in obtaining long-term deepwater drilling contracts. We may seek to manage or acquire additional deepwater drilling units to service this market.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling units. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. Due to a recent decline in the price of oil and gas there has been a reduced demand for offshore drilling rigs by our customers. The reduced demand is occurring at the same time that a significant number of drilling rigs are scheduled for delivery resulting in an oversupply of equipment. We expect that these adverse market conditions are likely to continue for the duration of 2016 and 2017.

Offshore drilling rigs are generally marketed on a worldwide basis as rigs can be moved from one region to another. The cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility.

The offshore drilling market generally consists of shallow water (<400 ft.), midwater (>400 ft.), deepwater (>4,000 ft.) and ultra-deepwater (>7,500 ft.). The global shallow water market is serviced primarily by jackups.

Our jackup fleet is focused on the “long-legged” (350+ ft.) high specification market. The drillships that we operate are focused on the ultra-deepwater segment, but can operate in the midwater and deepwater markets as well.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the years ended December 31, 2015 and 2014, the following customers accounted for more than 10% of our consolidated revenue:

	For the Year Ended December 31,
	2015	2014
Total E&P Congo	32%	---
Oil & Natural Gas Corporation	25%	24%
Petrobras America Inc.	20%	---
Olio Energy Sdn Bhd (1)	---	18%
Ophir Energy	---	17%
Perenco Oil and Gas	---	14%

 (1) Olio Energy Sdn Bhd is a contracting party through which we operate for Petronas Carigali, a subsidiary of the national oil company of Malaysia.

Drilling Contracts

Our drilling contracts are the result of negotiation with our customers, and most contracts are awarded through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control. Currently all of our drilling contracts are on a dayrate basis. A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. Certain of our contracts with customers may be cancelable at the option of the customer upon payment of an early termination fee. Such payments may not, however, fully compensate us for the loss of the contract. Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non-performance, in the event of extensive downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events. Many of these events are beyond our control. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term. Our contracts also typically include a provision that allows the client to extend the contract to finish drilling a well-in-progress. During periods of depressed market conditions, our clients may seek to renegotiate drilling contracts to reduce their obligations or may seek to repudiate their contracts. Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension. If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated statements of financial position, results of operations or cash flows.

The following table sets forth certain information concerning the current contract status of our offshore drilling fleet March 1, 2016.

Name	Region	Contract End Date	Average Drilling Revenue Per Day (1)		Customer
Sapphire Driller	West Africa	Q2 2016	$75,000		G3 Oleo Gas Ltd
Aquamarine Driller	Southeast Asia	Q2 2017	$80,000		CPOC
Topaz Driller	Southeast Asia	Q1 2016	$99,000		Petronas Carigali
Tungsten Explorer	West Africa	Q4 2018	$265,000	(2)	Total E&P Congo

(1)

Average drilling revenue per day is based on the total estimated revenue divided by the minimum number of days committed in a contract. Unless otherwise noted, the total estimated revenue includes mobilization and demobilization fees and other contractual revenues associated with the drilling services.

(2)	2016 contractual dayrate; contractual dayrate escalates to $280,000 for 2017 and $290,000 for 2018.

Contract Backlog

As of December 31, 2015, our owned fleet had total contract backlog of approximately $339.0 million. We expect that approximately $149.8 million of our total contract backlog will be performed during 2016, with the remainder performed in subsequent years.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

Drilling contracts are generally awarded on a competitive bid or negotiated basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, capabilities, age and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, rig location and efficiency. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively in a low price environment, build new rigs or acquire existing rigs.

Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. Competition for rigs is usually on a global basis, as these rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand.

Operating Hazards

Our operations are subject to many hazards inherent in the offshore drilling business, including, but not limited to: blowouts, craterings, fires, explosions, equipment failures, loss of well control, loss of hole, damaged or lost equipment and damage or loss from inclement weather or natural disasters.

These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or damage to the environment, including damage to producing formations and surrounding areas. Generally, we seek to obtain contractual indemnification from our customers for some of these risks. To the extent not transferred to customers by contract, we seek protection against some of these risks through insurance, including property casualty insurance on our rigs and drilling equipment, protection and indemnity, commercial general liability, which has coverage extension for underground resources and equipment coverage, commercial contract indemnity and commercial umbrella insurance.

There are risks that are outside of our control. Nonetheless, we believe that we are adequately insured for liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment. For more, see “Risk Factors—Our business involves numerous operating hazards, and our insurance and contractual indemnity rights may not be adequate to cover our losses.”

Insurance

We maintain insurance coverage that includes coverage for physical damage, third party liability, employer’s liability, loss of hire, war risk, general liability, vessel pollution and other coverage. However, our insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for our seven drilling units is $2.5 billion. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and our drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

Foreign Regulation

Our operations are conducted primarily in foreign jurisdictions and are subject to, and affected in varying degrees by, governmental laws and regulations in countries in which we operate, including laws and regulations relating to the importation of and operation of drilling units, currency conversions and repatriation, oil and natural gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Furthermore, these regulations have limited the opportunities for international drilling contracts to participate in tenders for contracts or to perform services in certain countries as the governments have strongly favored local service providers. Operations in less developed countries may be subject to legal systems that are not as  predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

Environmental Regulation

For a discussion of the effects of environmental regulation on our current operations, see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.” We anticipate that we will continue to make expenditures to comply with environmental requirements. To date, we have not expended material amounts beyond those amounts spent on our basic rig designs in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

Heightened environmental concerns in the U.S. Gulf of Mexico have led to greater and more stringent environmental regulation, higher drilling costs, and a more difficult and lengthy well permitting process. In the United States, requirements applicable to our operations include regulations that require us to obtain and maintain specified permits or governmental approvals, control the discharge of materials into the environment, require removal and cleanup of materials that may harm the environment, or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations.

The U.S. Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act, prohibits the discharge of pollutants, including petroleum, into the navigable waters of the United States without a permit. The regulations implementing the Clean Water Act require permits to be obtained by an operator before discharge from specified exploration activities occurs. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. Violations of monitoring, reporting, permitting and other requirements can result in the imposition of administrative, civil and criminal penalties.

The U.S. Oil Pollution Act of 1990 (“OPA”) and related regulations impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” includes the owners or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA establishes a liability limit for offshore facilities of all removal costs plus $75.0 million, and a lesser limit for some vessels depending on their size. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to administrative, civil or criminal enforcement actions. Congress has been urged to consider changes to OPA that would increase or eliminate the limits on liability and companion bills that would eliminate the $75.0 million liability limit have been referred to various committees of Congress. OPA requires owners and operators of certain vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility. Vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or financial guaranty.

Laws governing air emissions and solid and hazardous waste also apply to our operations. The U.S. Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the outer continental shelf. Included among these are regulations that require the preparation of spill contingency plans and establishment of air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations related to the environment issued pursuant to the U.S. Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases. Such enforcement liabilities can result from either governmental or citizen prosecution.

In recent years, a variety of initiatives intended to enhance vessel security were adopted to address terrorism risks, including the U.S. Coast Guard regulations implementing the Maritime Transportation Security Act of 2002. These regulations require, among other things, the development of vessel security plans and on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications.

The United States is one of approximately 165 member countries to the International Maritime Organization (“IMO”), a specialized agency of the United Nations that is responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. Among the various international conventions negotiated by the IMO is the International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions.

Annex VI to MARPOL sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling units, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International Tonnage Certificate for the vessel. The United States has ratified Annex VI. In addition, any drilling units we operate internationally are subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the drilling units we currently offer for international projects comply with Annex VI, but changes to our equipment and ratifying countries’ regulatory interpretations of the Annex VI requirements could impose additional costs on us, which could be significant.

Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings or competitive position. We believe that we are currently in compliance in all material respects with the environmental regulations to which we are subject.

Employees

At January 31, 2016, we managed a workforce of approximately 843 people, of which 530 were our direct employees.

Available Information

This Annual Report on Form 10-K also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report on Form 10-K. The descriptions contained in this Annual Report on Form 10-K of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Vantage Drilling International, Attention: General Counsel, 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056, phone number (281) 404-4700.

Item 1A.	Risk Factors.

There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future operating results to differ materially from those currently expected. The risks described below are not the only risks facing us. Additional risks and uncertainties not specified herein, not currently known to us or currently deemed to be immaterial also may materially adversely affect our business, financial position, operating results or cash flows.

Our industry is highly competitive, cyclical and subject to intense price competition.

The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. According to industry sources, 85 jackup rigs and 19 deepwater rigs  are scheduled for delivery from the shipyard through the remainder of 2016. While we do not anticipate that all of these rigs will be delivered, this excess supply of rigs is depressing the markets in which we operate. Periods of low demand and excess supply intensify competition in the industry and often result in some drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

Following the completion of the Reorganization Plan on February 10, 2016, we have approximately $969.1 million of debt outstanding, consisting of $143.0 million under the Credit Agreement, $76.1 million of our 10% Second Lien Notes and $750.0 million of our Convertible Notes. Subject to the restrictions in the indentures governing our Credit Agreement, our 10% Second Lien Notes and our Convertible Notes, we may incur additional indebtedness. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•

make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•

prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control or other repayment event under the instruments governing our indebtedness, which would constitute a default under the indenture governing the notes;

•

require us to use a substantial portion of our cash flow from operations to pay interest and principal on the notes and other debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•

limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy;

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;
•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;
•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;
•	limit management’s discretion in operating our business;
•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and
•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

Additionally, each of the agreements governing the Credit Agreement, the 10% Second Lien Notes and the Convertible Notes is subject to terms, conditions and covenants, a violation of which would constitute an event of default and could result in the acceleration of the maturity of the obligations.  Compliance with certain of these covenants may be beyond our control and we cannot assure you that we will satisfy those requirements.  In the event the Company, any guarantor, or any restricted subsidiary that is a significant subsidiary or a group of subsidiaries that, taken together would constitute a significant subsidiary, within the meaning of bankruptcy law (i) commences a voluntary case, (ii) consents to the entry of an order for relief against it in an involuntary case, (iii) consents to the appointment of a custodian of it or for all or substantially all of its property (iv) makes a general assignment for the benefit of its creditors or (v) is generally not paying its debts as they come due, and (vi) if a court of competent jurisdiction enters an order or decree under any bankruptcy law that is for relief, appoints a custodian, or orders the liquidation of the Company, any guarantor, or any restricted subsidiary that is a significant subsidiary or a group of subsidiaries that, taken together would constitute a significant subsidiary (and the order or decree remains unstayed and in effect for 60 consecutive days) the secured debt obligations will automatically accelerate with no further action or notice by the debt holders.

If any other event of default under the terms of the 10% Second Lien Notes or Convertible Notes, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding secured debt may declare the obligation due and payable.  If there is any other event of default under the terms of the Credit Agreement, the Administrative Agent may declare the obligations under the Credit Agreement immediately due and payable.  An event of default or acceleration of any of the secured debt obligations will likely cross default and accelerate the other secured debt obligations.

In the event the Convertible Notes accelerate, the holders are entitled to the outstanding principal, accrued interest and a premium (“Applicable Premium”).  The Applicable Premium is calculated as the greater of (i) 1% of the then outstanding principal amount and (ii) the difference between the present value, computed using a discount rate equal to the treasury rate plus 50 basis points, of the accreted value at maturity, less the outstanding principal of the Convertible Notes. The estimated Applicable Premium is in excess of $1.0 billion.

If the amounts outstanding in respect of our Credit Agreement, 10% Second Lien Notes and the Convertible Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws..

The U.S. Foreign Corrupt Practices Act, or the FCPA, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our extensive training and compliance program, we cannot assure you that our internal control policies and procedures will always protect us from improper acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. laws and regulations prohibit us from using.

In order to effectively compete in some foreign jurisdictions, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA violations (either due to our own acts or omissions, or due to the acts or omissions of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners may not be subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows. In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent for the Company used in the contracting of the Titanium Explorer drillship to to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives.  Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged  bribery scheme between former  Petrobras executives and Nobu Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our predecessor company, Vantage Drilling Company.  When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”)and the U.S. Securities and Exchange Commission (“SEC”) to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations.  Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. Although we cannot predict the outcome of this matter, if the DOJ and/or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements and/or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

A continued reduction in expenditures by oil and natural gas exploration and production companies due to the current low level of oil and natural gas prices, a decrease in demand for oil and natural gas, or other factors, would adversely affect our business.

Our business, including the utilization rates and dayrates we achieve for our drilling units, depends on the level of activity in oil and natural gas exploration, development and production expenditures of our customers. Oil and natural gas prices and customers’ expectations of potential changes in these prices significantly affect this level of activity. Commodity prices are affected by numerous factors, including the following:

•	changes in global economic conditions;
•	the worldwide supply and demand for oil and natural gas;
•	the cost of exploring for, producing and delivering oil and natural gas;
•	expectations regarding future prices;
•	advances in exploration, development and production technology;
•	the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;
•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
•	the rate of decline of existing and new oil and natural gas reserves;
•	the level of production in non-OPEC countries;
•	domestic and international tax policies;
•	the development and exploitation of alternative fuels;
•	weather;
•	blowouts and other catastrophic events;
•	governmental laws and regulations, including environmental laws and regulations;
•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;
•	volatility in the exchange rate of the U.S. dollar against other currencies; and
•

the worldwide political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in significant oil and natural gas producing regions or further acts of terrorism.

In addition to oil and gas prices, the offshore drilling industry is influenced by additional factors, including:

•	the availability of competing offshore drilling vessels and the level of construction activity for new drilling vessels;
•	the level of costs for associated offshore oilfield and construction services;
•	oil and gas transportation costs;
•	the discovery of new oil and gas reserves;
•	the cost of non-conventional hydrocarbons; and
•	regulatory restrictions on offshore drilling.

Any of these factors could reduce demand for or prices paid for our services and adversely affect our business and results of operations.

Low prices for oil and natural gas may reduce demand for our services and could have a material adverse effect on our revenue and profitability.

Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and natural gas companies. Any prolonged weakness in oil and natural gas prices could depress the near-term levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long- term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

A small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could materially adversely affect our financial condition and results of operations. The concentration of revenue with a small number of customers also exposes us to credit risk of these customers for non-payment or contract termination.

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2015, three customers accounted for approximately 32%, 25% and 20%, of our revenue. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuse to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

Our jackup drilling contracts are generally short-term, and we could experience reduced profitability if customers reduce activity levels, terminate or seek to renegotiate drilling contracts with us, or if market conditions dictate that we enter into contracts that provide for payment based on a footage or turnkey basis, rather than on a dayrate basis.

Many jackup drilling contracts are short-term, and oil and natural gas companies tend to reduce shallow water activity levels quickly in response to downward changes in oil and natural gas prices. Due to the short-term nature of most of our jackup drilling contracts, a decline in market conditions can quickly affect our business if customers reduce their levels of operations. During depressed market conditions, a customer may no longer need a unit that is currently under contract or may be able to obtain a comparable unit at a lower dayrate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience excessive downtime, operational problems above the contractual limit or safety-related issues, if the drilling unit is a total loss, if the drilling unit is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party.

Some of our current jackup drilling contracts, and some drilling contracts that we may enter into in the future, may include terms allowing customers to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of these contracts are terminated due to downtime, operational problems or failure to deliver. Some of the contracts with customers that we enter into in the future may be cancellable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a drilling unit being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. Under most of our contracts, it is an event of default if we file a petition for bankruptcy or reorganization, which would allow the customer to terminate such contract.

Currently, all of our jackup drilling contracts are dayrate contracts, where we charge a fixed rate per day regardless of the number of days needed to drill the well. While we plan to continue to perform services on a dayrate basis, market conditions may dictate that we enter into contracts that provide for payment based on a footage basis, where we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, where we agree to drill a well to a specific depth for a fixed price and bear some of the well equipment costs. These types of contracts are riskier for us than a dayrate contract as we would be subject to downhole geologic conditions in the well that cannot always be accurately determined and subject us to greater risks associated with equipment and downhole tool failures. Unfavorable downhole geologic conditions and equipment and downhole tool failures may result in significant cost increases or may result in a decision to abandon a well project which would result in us not being able to invoice revenues for providing services. Any such termination or renegotiation of contracts and unfavorable costs increases or loss of revenue could have a material adverse impact on our financial condition and results of operations.

We may not be able to replace expiring contracts for our existing rigs at dayrates that are economically feasible for us.

Due to the cyclical nature and high level of competition in our industry, we may not be able to replace expiring contracts.  Our ability to replace expiring will depend on prevailing market conditions, the specific needs of our customers, and numerous other factors beyond our control.  Additionally, any contracts for our drilling units may be at dayrates that are below, or substantially below, existing dayrates, which could have a material adverse effect on our overall business, financial condition, results of operations and future prospects.

The agreements governing our Credit Agreement, 10% Second Lien Notes and Convertible Notes impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from capitalizing on business opportunities and restrict our ability to operate our business.

The agreements governing our Credit Agreement, 10% Second Lien Notes and Convertible Notes contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	paying dividends, redeeming subordinated indebtedness or making other restricted payments;
•	incurring or guaranteeing additional indebtedness or, with respect to our restricted subsidiaries or any other subsidiary guarantor, issuing preferred shares;
•	creating or incurring liens;
•	incurring dividend or other payment restrictions affecting our restricted subsidiaries;
•	consummating a merger, consolidation or sale of all or substantially all of our or our subsidiaries’ assets;
•	entering into transactions with affiliates;
•	transferring or selling assets, including to a master limited partnership or similar entity;
•	engaging in business other than our current business and reasonably related extensions thereof;
•	issuing capital stock of certain subsidiaries;
•	taking or omitting to take any actions that would adversely affect or impair in any material respect the collateral securing our indebtedness;
•	terminating or amending certain material contracts;
•	amending, modifying or changing our organizational documents; and
•	employing our drilling units in certain jurisdictions.

We may also be prevented from taking advantage of business opportunities because of the limitations imposed on us by the restrictive covenants under the indentures governing the credit agreement, lien notes and convertible notes. In addition, the restrictions contained may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. We are also subject to additional restrictions in our term loan agreements and revolving credit agreement, and in the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

Our business is affected by local, national and worldwide economic conditions and the condition of the oil and natural gas industry.

Current economic conditions have resulted in uncertainty regarding energy and commodity prices. In addition, future economic conditions may cause many oil and natural gas production companies to further reduce or delay expenditures in order to reduce costs, which in turn may cause a further reduction in the demand for drilling services. If conditions worsen, our business and financial condition may be adversely impacted.

There may be limits to our ability to mobilize drilling units between geographic markets and the time and costs of such drilling unit mobilizations may be material to our business.

The offshore contract drilling market is generally a global market as drilling units may be mobilized from one market to another market. However, geographic markets can, from time to time, have material fluctuations in costs and risks as the ability to mobilize drilling units can be impacted by several factors including, but not limited to, governmental regulation and customs practices, the significant costs to move a drilling unit, availability of tow boats or heavy lift vessels, weather, political instability, civil unrest, military actions, and the technical capability of the drilling units to operate in various environments. Any increase in the supply of drilling units in the geographic areas in which we operate, whether through new construction, refurbishment or conversion of drilling units from other uses, remobilization or changes in the law or its application, could increase competition and result in lower dayrates and/or utilization, which would adversely affect our financial position, results of operations and cash flows. Additionally, while a drilling unit is being mobilized from one geographic market to another, we may not be paid by the customer for the time that the drilling unit is out of service. Also, we may mobilize the drilling unit to another geographic market without a customer contract which will result in costs not reimbursable by future customers.

Our business involves numerous operating hazards, and our insurance and contractual indemnity rights may not be adequate to cover our losses.

Our operations are subject to the usual hazards inherent in the drilling and operation of oil and natural gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punch-throughs, craterings, fires and pollution. The occurrence of these events could result in the suspension of drilling or production operations, claims by the operator and others affected by such events, severe damage to, or destruction of, the property and equipment involved, injury or death to drilling unit personnel, environmental damage and increased insurance costs. We may also be subject to personal injury and other claims of drilling unit personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal operating conditions, failure of subcontractors to perform or supply goods or services and personnel shortages.

In addition, our operations will be subject to perils particular to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Severe weather could have a material adverse effect on our operations. Our drilling units could be damaged by high winds, turbulent seas, or unstable sea bottom conditions which could potentially cause us to curtail operations for significant periods of time until such damages are repaired.

Damage to the environment could result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by host governments, oil and natural gas companies and other businesses operating offshore and in coastal areas, as well as claims by individuals living in or around coastal areas.

As is customary in our industry, the risks of our operations are partially covered by our insurance and partially by contractual indemnities from our customers. However, insurance policies and contractual rights to indemnity may not adequately cover losses, and we may not have insurance coverage or rights to indemnity for all risks. Moreover, pollution and environmental risks generally are not fully insurable. If a significant accident or other event resulting in damage to our drilling units, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations.

Our offshore drilling operations could be adversely impacted by changes in regulation of offshore oil and gas exploration and development activity.

Offshore drilling operations in the United States and elsewhere could be adversely impacted by changes in regulation of offshore oil and gas exploration and development activities. Significant new requirements with respect to development and production activities in the U.S. Gulf of Mexico have been imposed in recent years. These new requirements generally relate to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other environmental and safety matters.

Customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, our customers generally assume liability for and indemnify us against well control and subsurface risks under our dayrate contracts, and we do not separately purchase insurance for such indemnified risks. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. In the future, we may not be able to obtain agreements from customers to indemnify us for such damages and risks or the indemnities that we do obtain may be limited in scope and duration. Additionally, even if our customers agree to indemnify us, there can be no assurance that they will necessarily be financially able to indemnify us against all of these risks.

Our insurance coverage may not be adequate if a catastrophic event occurs.

As a result of the number and significance of catastrophic events in the history of the offshore drilling industry, such as hurricanes and spills in the Gulf of Mexico, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverages, such as Gulf of Mexico windstorm coverage, unavailable to us on commercially reasonable terms.

While we believe we have reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance, including coverage for severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, would be adequate should a catastrophic event occur related to our property, plant or equipment, or that our insurers would have adequate financial resources to sufficiently or fully pay related claims or damages. When any of our coverage expires, or when we seek coverage in the future, we cannot guarantee that adequate coverage will be available, offered at reasonable prices, or offered by insurers with sufficient financial soundness. Additionally, we do not have third party windstorm insurance and we may not have windstorm insurance for any vessel that we operate in the Gulf of Mexico in the future. The occurrence of an incident or incidents affecting any one or more of our drilling units could have a material adverse effect on our financial position and future results of operations if asset damage and/or our liability were to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay related claims or damages.

Our international operations are subject to additional political, economic, legal and other uncertainties not generally associated with domestic operations.

A primary component of our business strategy is to operate in international oil and natural gas producing areas. Our international operations are subject to a number of risks inherent in any business operating in foreign countries, including:

•	political, social and economic instability, war and acts of terrorism;
•	government corruption;
•	potential seizure, expropriation or nationalization of assets;
•	damage to our equipment or violence directed at our employees, including kidnappings;
•	piracy;
•	increased operating costs;
•	complications associated with repairing and replacing equipment in remote locations;
•	repudiation, modification or renegotiation of contracts;
•	limitations on insurance coverage, such as war risk coverage in certain areas;
•	import-export quotas;
•	confiscatory taxation;
•	work stoppages;
•	unexpected changes in regulatory requirements;
•	wage and price controls;
•	imposition of trade barriers;
•	imposition or changes in enforcement of local content laws;
•	restrictions on currency or capital repatriations;
•	currency fluctuations and devaluations; and
•	other forms of government regulation and economic conditions that are beyond our control.

Our financial condition and results of operations could be susceptible to adverse events beyond our control that may occur in the particular countries or regions in which we are active. Additionally, we may experience currency exchange losses where, at some future date, revenues are received and expenses are paid in nonconvertible currencies or where we do not hedge exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available in the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

Many governments favor or effectively require that drilling contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may result in inefficiencies or put us at a disadvantage when bidding for contracts against local competitors.

Our offshore contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and natural gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems which are not as predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.

Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we currently operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Operations and activities in the United States and its territorial waters are subject to numerous environmental laws and regulations, including the Clean Water Act, the OPA, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Resource Conservation and Recovery Act and MARPOL. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit operations.

Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations relating to exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs. In addition, we may be required to make significant capital expenditures to comply with such laws and regulations.

In addition some financial institutions are imposing, as a condition to financing, requirements to comply with additional non-governmental environmental and social standards in connection with operations outside the United States, such as the Equator Principles, a credit risk management framework for determining, assessing and managing environmental and social risk in project finance transactions. Such additional standards could impose significant new costs on us, which may materially and adversely affect us.

Changes in U.S. federal laws and regulations, or in those of other jurisdictions where we operate, including those that may impose significant costs and liability on us for environmental and natural resource damages, may adversely affect our operations.

If the U.S. government amends or enacts new federal laws or regulations, our potential exposure to liability for operations and activities in the United States and its territorial waters may increase. Although the OPA provides federal caps on liability for pollution or contamination, future laws and regulations may increase our liability for pollution or contamination resulting from any operations and activities we may have in the United States and its territorial waters including punitive damages, and administrative, civil and criminal penalties. Additionally, the jurisdictions where we operate have modified or may in the future modify their laws and regulations in a manner that would increase our liability for pollution and other environmental damage.

Construction projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our liquidity and results of operations.

As part of our growth strategy we may contract from time to time for the construction of drilling units or may enter into agreements to manage the construction of drilling units for others. Construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including costs or delays resulting from the following:

•	unexpected long delivery times for, or shortages of, key equipment, parts and materials;

•	shortages of skilled labor and other shipyard personnel necessary to perform the work;
•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;
•	unforeseen design and engineering problems;
•	unanticipated actual or purported change orders;
•	work stoppages;
•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
•	failure or delay of third-party service providers and labor disputes;
•	disputes with shipyards and suppliers;
•	delays and unexpected costs of incorporating parts and materials needed for the completion of projects;
•	financial or other difficulties at shipyards;
•	adverse weather conditions; and
•	inability to obtain required permits or approvals.

If we experience delays and costs overruns in the construction of drilling units due to certain of the factors listed above, it could also adversely affect our business, financial condition and results of operations.

New technology and/or products may cause us to become less competitive.

The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, we may be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to access technological advantages and implement new technologies before we can. We cannot be certain that we will be able to implement new technology or products on a timely basis or at an acceptable cost. Thus, our inability to effectively use and implement new and emerging technology may have a material and adverse effect on our financial condition and results of operations.

Our information technology systems and those of our service providers are subject to cybersecurity risks and threats.

We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our or our service or equipment providers’ systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cybersecurity attacks, and may elect to not obtain such insurance in the future.

Our financial condition may be adversely affected if we are unable to identify and complete future acquisitions, fail to successfully integrate acquired assets or businesses we acquire, or are unable to obtain financing for acquisitions on acceptable terms.

The acquisition of assets or businesses that we believe to be complementary to our drilling operations is an important component of our business strategy. We believe that acquisition opportunities may arise from time to time, and that any such acquisition could be significant. At any given time, discussions with one or more potential sellers may be at different stages. However, any such discussions may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our securities. Our business is capital intensive and any such transactions could involve the payment by us of a substantial amount of cash. We may need to raise additional capital through public or private debt or equity financings to execute our growth strategy and to fund acquisitions. Adequate sources of capital may not be available when needed on acceptable terms. If we raise additional capital by issuing additional equity securities, existing shareholders may be diluted. If our capital resources are insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Any future acquisitions could present a number of risks, including:

•	the risk of using management time and resources to pursue acquisitions that are not successfully completed;
•	the risk of incorrect assumptions regarding the future results of acquired operations;
•	the risk of failing to integrate the operations or management of any acquired operations or assets successfully and timely; and
•	the risk of diversion of management’s attention from existing operations or other priorities.

If we are unsuccessful in completing acquisitions of other operations or assets, our financial condition could be adversely affected and we may be unable to implement an important component of our business strategy successfully. In addition, if we are unsuccessful in integrating our acquisitions in a timely and cost-effective manner, our financial condition and results of operations could be adversely affected.

Operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues.

We cannot predict what operating and maintenance costs will fluctuate in proportion to changes in operating revenues. Operating revenues may fluctuate as a function of changes in dayrates. However, costs for operating a drilling unit are generally fixed or only semi-variable regardless of the dayrate being earned. In addition, should the drilling units incur idle time between contracts, we would typically maintain the crew to prepare the drilling unit for its next contract and may not be able to reduce costs to correspond to the decrease in revenue. During times of moderate activity, reductions in costs may not be immediate as the crew may be required to prepare the drilling units for stacking, after which time the crew will be reduced to a level necessary to maintain the drilling unit in working condition with the extra crew members assigned to active drilling units or dismissed. In addition, as drilling units are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. Equipment maintenance expenses fluctuate depending upon the type of activity the drilling unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

The loss of some of our key executive officers and employees could negatively impact our business prospects.

Our future operational performance depends to a significant degree upon the continued service of key members of our management as well as marketing, sales and operations personnel. The loss of one or more of our key personnel could have a material adverse effect on our business. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, sales and operations personnel. We may experience intense competition for personnel, and we cannot assure you that we will be able to retain key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

Failure to employ a sufficient number of skilled workers or an increase in labor costs could hurt our operations.

We require skilled personnel to operate and provide technical services to, and support for, our drilling units. In periods of increasing activity and when the number of operating units in our areas of operation increases, either because of new construction, re-activation of idle units or the mobilization of units into the region, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing. The shortages of qualified personnel or the inability to obtain and retain qualified personnel also could negatively affect the quality and timeliness of our work. In addition, our ability to expand operations depends in part upon our ability to increase the size of the skilled labor force.

Consolidation of suppliers may increase the cost of obtaining supplies, which may have a material adverse effect on our results of operations and financial condition.

We rely on certain third parties to provide supplies and services necessary for our offshore drilling operations, including, but not limited to, drilling equipment suppliers, catering and machinery suppliers. Recent mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing key supplies. Such consolidation, combined with a high volume of drilling units under construction, may result in a shortage of supplies and services thereby increasing the cost of supplies and/or potentially inhibiting the ability of suppliers to deliver on time, or at all. These cost increases, delays or unavailability could have a material adverse effect on our results of operations and result in drilling unit downtime, and delays in the repair and maintenance of our drilling units.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from the requirement that we evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated our internal controls systems in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required to comply with the management certification requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. While we have been able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act or the Foreign Corrupt Practices Act. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the DOJ and the SEC. Any such action could adversely affect our financial results and the market price of our securities.

Changes in tax laws, treaties or regulations, effective tax rates or adverse outcomes resulting from examination of our tax returns could adversely affect our financial results.

Our future effective tax rates could be adversely affected by changes in tax laws, treaties, and regulations both internationally and domestically. Tax laws, treaties and regulations are highly complex and subject to interpretation. We are subject to changing tax laws, treaties and regulations in and between the countries in which we operate. Our income tax expense is based upon the interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country successfully challenges our income tax filings based on our structure or the presence of our operations there, or if we otherwise lose a material dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

We may be required to repurchase certain of our indebtedness with cash upon a change of control or other triggering events.

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing our Credit Agreement, 10% Second Lien Notes or Convertible Notes, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements. We may not have sufficient funds available to repurchase or repay all of the debt that becomes due and payable pursuant to any such offer, which would constitute an event of default which in turn would likely trigger a default under our existing and any future debt agreements. Moreover, the holders and lenders under such debt agreements and any other of our future debt agreements may also limit our ability to repurchase debt. In that event, we would need to cure or refinance the applicable debt agreements before making an offer to purchase. Additionally, our existing debt agreements and any future indebtedness we incur may restrict our ability to repurchase these notes, including following a fundamental change. We may be unable to repay all of such indebtedness or obtain a waiver. Any requirement to offer to repurchase or repay any of our existing debt may therefore require us to refinance some or all of our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Because we are incorporated under the laws of the Cayman Islands, stakeholders  may face difficulties in protecting their interests, and their  ability to protect their rights through the U.S. federal courts may be limited.

We are an exempted company incorporated with limited liability under the laws of the Cayman Islands. In addition a substantial portion of our assets are located outside the United States. As a result, it may be difficult for holders of our securities to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or executive officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) of the Cayman Islands, and the common law of the Cayman Islands. The rights of holders of our securities to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from those under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws which may provide significantly less protection to investors as compared to the United States, and some states, such as Delaware, which have more fully developed and judicially interpreted bodies of corporate law.

The Cayman Islands courts are also unlikely:

•	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and
•	to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

Additionally, Cayman Islands companies may not have standing to sue before the federal courts of the United States. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without re-examination of the merits of the underlying dispute, provided such judgment:

•	is final;
•	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;
•	is not in respect of taxes, a fine, or a penalty; and
•	was neither obtained in a manner, nor is of a kind enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

We remain subject to litigation relating to our reorganization proceedings.

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Hsin Chi Su and F3 Capital filed two appeals before the United States District Court for the District of Delaware seeking a reversal of (i) the Court’s determination that Hsin Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain offices, land bases and other facilities in several worldwide locations, including our principal executive offices in Houston, Texas, regional operational office in Singapore and a marketing office in Dubai. We lease all of these facilities.

The description of our drilling fleet included under “Item 1. Business” is incorporated by reference herein.

Item 3.	Legal Proceedings.

We may be involved in litigation, claims and disputes incidental to our business, which may involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing disputes to which we are a party will have a material adverse effect on our financial position, results of operations or cash flows.

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our predecessor company, Vantage Drilling Company. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. Although we cannot predict the outcome of this matter, if the DOJ and/or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements and/or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

On August 31, 2015, VDC received notice from Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services B.V. (“PVIS”) stating that PAI and PVIS were terminating the Agreement for the Provision of Drilling Services dated February 4, 2009 (the “Drilling Contract”). The Drilling Contract was initially entered into between PVIS and Vantage Deepwater Company, one of our wholly-owned indirect subsidiaries, and was later novated by PVIS to PAI and by Vantage Deepwater Company to Vantage Deepwater Drilling, Inc., another of our wholly-owned indirect subsidiaries. The notice stated that PAI and PVIS were terminating the Drilling Contract because Vantage had allegedly breached its obligations under the agreement. Under the terms of the Drilling Contract we initiated arbitration proceedings before the American Arbitration Association on August 31, 2015, challenging PVIS and PAI’s wrongful attempt to terminate the Drilling Contract. Vantage has maintained that it complied with all of its obligations under the Drilling Contract and that PVIS and PAI’s attempt to terminate the agreement is both improper and a breach of the Drilling Contract.

In the ongoing arbitration proceeding, the parties have exchanged initial pleadings and have confirmed an arbitral tribunal. Vantage has asserted claims against PAI and PVIS for declaratory relief and monetary damages based on breach of contract. Vantage has also asserted a claim against Petroleo Brasileiro S.A. (“PBP”) to enforce a guaranty provided by PBP.  The Petrobras entities (PVIS, PAI, and PBP) have asserted that the Drilling Contract is void as illegally procured, that PVIS and PBP are not proper parties to the arbitration, and that PAI and PVIS properly terminated the contract. PAI has further counterclaimed for attorneys’ fees and costs alleging that Vantage failed to negotiate in good faith before commencing arbitration proceedings. Vantage denies that any of the claims or defenses asserted by the Petrobras entities have merit and intends to vigorously pursue its claims in the arbitration proceeding.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Dividends

There is no established trading market for our New Shares and there has not been an established trading market for our New Shares since we emerged from bankruptcy on February 10, 2016. Therefore, we are not able to provide information regarding the trading prices for the New Shares.

We have not paid dividends on our New Shares to date and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for debt reduction and growth. The payment of future dividends, if any, will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. We are subject to certain restrictive covenants under the terms of the agreements governing our indebtedness, including restrictions on our ability to pay any cash dividends.

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2015.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	As of and For the Year Ended December 31,
	2015		2014
	(In thousands)
Consolidated Statement of Operations Data
Revenue	$772,265		$882,904
Operating costs	359,610		405,697
General and administrative expenses	25,322		25,390
Depreciation and amortization	127,359		126,610
Income from operations	259,974		325,207
Gain on debt extinguishment	10,823	(1)	4,408	(2)
Interest expense (contractual interest of $178,049 during the year ended December 31, 2015)	(173,550)		(196,089)
Other income (expense)	4,231		(596)
Reorganization items	(39,354)	(3)	—
Income before income taxes	62,124		132,930
Income tax provision	39,870		39,817
Net income	22,254		93,113
Net income attributable to noncontrolling interests	5,036		257
Net income attributable to VDI	$17,218		$92,856

Other Financial Data
EBITDA Reconciliation
Net income	$22,254		$93,113
Interest expense	173,550		196,089
Income tax provision	39,870		39,817
Depreciation	127,359		126,610
EBITDA (4)	363,033		455,629
Gain on debt extinguishment	(10,823)		(4,408)
Reorganization items	39,354		—
Adjusted EBITDA (5)	$391,564		$451,221
Balance Sheet Data
Cash and cash equivalents	$203,420		$75,801
Total other current assets	157,621		245,537
Property and equipment, net	2,948,387		3,032,568
Total other assets	22,904		71,226
Total assets	$3,332,332		$3,425,132
Total current liabilities	132,616		341,380
Long-term debt	—		2,497,103
Other long-term liabilities	33,249		85,243
Liabilities subject to compromise	2,694,456		—
VDI shareholder's equity	456,756		490,689
Noncontrolling interests	15,255		10,717
Total liabilities and shareholders’ equity	$3,332,332		$3,425,132
Cash Flow Data
Net cash provided by operating activities	$92,587		$239,724
Net cash used in investing activities	(46,490)		(35,693)
Net cash provided by (used in) financing activities	81,522		(178,556)
(1)

Includes redemption discounts totaling $11.5 million in connection with discretionary open market repurchases of our pre-bankruptcy indebtedness offset by $0.7 million for the write-off of associated issuance discounts and deferred financing costs.

(2)

Includes redemption discounts totaling $7.1 million in connection with discretionary open market repurchases of our pre-bankruptcy indebtedness offset by $2.7 million for the write-off of associated issuance discounts and deferred financing costs.

(3)

Includes the write-off of $31.4 million of deferred finance charges and $5.7 million of debt discount and $2.2 million of post-petition professional fees incurred in connection with our bankruptcy proceedings.

(4)

Earnings before interest, taxes and depreciation and amortization (“EBITDA”) represents net income (loss) before (i) interest expense, (ii) provision for income taxes and (iii) depreciation and amortization expense. EBITDA is not a financial measure under generally accepted accounting principles (“GAAP”) as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance.

(5)

Adjusted EBITDA represents EBITDA adjusted to exclude (gain) on debt extinguishment and reorganization items. Adjusted EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance.

EBITDA and Adjusted EBITDA are not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2015 and 2014, and our results of operations for the years ended December 31, 2015 and 2014. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for drilling units owned by others. Through our fleet of drilling units we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets.

The following table sets forth certain information concerning our offshore drilling fleet as of March 1, 2016.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Warm Stacked
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating

Drillships (1)
Platinum Explorer	2010	12,000	40,000	Warm Stacked
Titanium Explorer	2012	12,000	40,000	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Operating

(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency estimates that demand growth for 2016 will increase by approximately 1.2 million barrels per day or 1.3% which represents a deceleration in growth from 2015 of 1.7 million barrels per day or 1.8%. The combination of surplus production and high inventories continues to depress oil prices.

In response to the significant decline in oil prices, exploration and development companies have been significantly reducing capital expenditure budgets for 2016 and beyond. Worldwide exploration and production spending cuts for 2016 are estimated to be 11% to 17% following an estimated 23% reduction in 2015, making this the largest two-year decline in history. As a result of these dramatic capital expenditure reductions, exploration and development companies have been releasing rigs and significantly reducing equipment orders. We believe that oil production declines in some regions will be necessary to stimulate a significant recovery in the offshore drilling market. Accordingly, we anticipate that our industry will experience depressed market conditions through the remainder of 2016 and 2017.

In addition to the generally depressed market conditions, 85 jackup rigs and 19 deepwater rigs are scheduled for delivery from shipyards through the remainder of 2016, per industry sources. While we do not anticipate that all of these rigs will be delivered, this excess supply of rigs is depressing the markets in which we operate. Offshore drilling contractors are faced with taking delivery of newbuild drilling rigs without contracts, resulting in their willingness to significantly reduce dayrates to get these rigs working.

In response to the oversupply of drilling rigs, a number of competitors are removing older less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.  This process takes time as many of the drilling rigs are still working for customers on contracts. Accordingly, while we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2016.

A summary of our backlog coverage of days contracted and related revenue is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2016	2017	2016	2017	Beyond
Jackups	34%	10%	$41,049	$11,760	$—
Drillships	33%	33%	$96,990	$102,200	$87,000

Results of Operations

Our four jackup rigs began operations under their initial contracts in February 2009, August 2009, January 2010 and March 2010, respectively.  Our first drillship, the Platinum Explorer, commenced operations in December 2010. Our second drillship, the Titanium Explorer, commenced operations in December 2012. Our third drillship, the Tungsten Explorer, commenced operations in September 2013.

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the years indicated:

	Years Ended December 31,
	2015	2014
Jackups
Operating rigs, end of period	3	4
Available days (1)	1,460	1,460
Utilization (2)	76.7%	99.2%
Average daily revenues (3)	$133,870	$161,332
Deepwater
Operating rigs, end of period	1	3
Available days (1)	1,095	1,095
Utilization (2)	83.0%	85.1%
Average daily revenues (3)	$635,061	$615,571
(1)	Available days are the total number of rig calendar days in the period. Newbuild rigs are included upon acceptance by the customer.
(2)

Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.

(3)

Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.

2015 compared to 2014

The following table is an analysis of our operating results for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change
	(In thousands)
Revenues
Contract drilling services	$726,717	$807,164	$(80,447)
Management fees	7,501	21,258	(13,757)
Reimbursables	38,047	54,482	(16,435)
Total revenues	772,265	882,904	(110,639)
Operating costs and expenses
Operating costs	359,610	405,697	46,087
General and administrative	25,322	25,390	68
Depreciation	127,359	126,610	(749)
Total operating expenses	512,291	557,697	45,406
Income from operations	259,974	325,207	(65,233)
Other income (expense)
Interest income	84	70	14
Interest expense and financing charges (contractual interest of $178,049 during the year ended December 31, 2015)	(173,634)	(196,159)	22,525
Gain on debt extinguishment	10,823	4,408	6,415
Other income (expense)	4,231	(596)	4,827
Reorganization items	(39,354)	-	(39,354)
Total other income (expense)	(197,850)	(192,277)	(5,573)
Income before income taxes	62,124	132,930	(70,806)
Income tax provision	39,870	39,817	53
Net income	22,254	93,113	(70,859)
Net income attributable to noncontrolling interests	5,036	257	4,779
Net income attributable to VDI	$17,218	$92,856	$(75,638)

Revenue: Total revenue for the year ended December 31, 2015 decreased 13% as compared to the year ended December 31, 2014 and contract drilling revenue decreased 10% for the year ended December 31, 2015 as compared to the same period in 2014. The decrease in contract drilling revenue was primarily due to the following: (a) approximately $58.9 million due to reduced utilization on both our jackups and drillships, (b) approximately $39.8 million due to reduced dayrates on our jackup fleet, partially offset by approximately $18.2 million due to increased effective dayrates on our drillships.

Management fees and reimbursable revenues decreased approximately 65% and 30%, respectively, primarily due to a decrease in our management business as we completed the operations management contract for two jackups in Mexico in the prior year.

Jackup utilization for the year ended December 31, 2015 decreased approximately 23% compared to the prior year due to idle time between contracts for the Aquamarine Driller. Deepwater utilization for the year ended December 31, 2015 decreased approximately 2% compared to the prior year due primarily to the early termination of the Titanium Explorer contract by our customer in September 2015.

Operating costs: Operating costs for the year ended December 31, 2015 decreased 11% compared to the year ended December 31, 2014, due primarily to the following: (a) approximately $15.6 million due to reduced costs following the early termination of the Titanium Explorer contract by the customer in September 2015, (b) approximately $10.9 million due to reduced costs on the Aquamarine Driller during the idle time between contracts in 2015, and (c) approximately $10.2 million due to reduced operations support costs resulting from cost savings initiatives.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2015 were consistent with the year ended December 31, 2014. Increases in legal and professional fees of $1.6 million, primarily related to financing and restructuring activities, were offset by decreases in labor costs.

Depreciation expense: Depreciation expense for the year ended December 31, 2015 was consistent with the year ended December 31, 2014.

Interest expense and other financing charges: Interest expense and other financing charges for the year ended December 31, 2015 decreased over the fiscal year 2014 primarily due to lower debt outstanding and to the suspension of interest on our debt subsequent to our Chapter 11 filing.

Gain on extinguishment of debt: In the year ended December 31, 2015, we repurchased in the open market, at a discount to face value, $31.8 million of our pre-bankruptcy senior notes and $7.5 million of our pre-bankruptcy term loan and recognized gains of $9.3 million and $1.6 million, respectively, including the write-off of deferred financing costs of $564,000.

In connection with an additional principal payment of $42.0 million in June 2015 on our pre-bankruptcy term loan, we recognized a loss of $1.4 million resulting from the write-off of deferred financing costs of $855,000 and original debt issuance discount of $599,000, and in connection with an open market purchase of $2 million of our pre-bankruptcy term loan in December 2015, we recognized a gain of $313,000.

In the year ended December 31, 2014, we repurchased in the open market, at a discount to face value, $47.4 million and $31.4 million of two series of our pre-bankruptcy notes, and recognized gains of $2.7 million and $4.0 million, respectively. The gains were partially offset by the write-off of deferred financing costs of $1.2 million.

Reorganization items: After the filing of our bankruptcy petition on December 3, 2015, we incurred $2.2 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $31.4 million and $5.7 million to write-off unamortized debt issuance costs and debt discounts, respectively, associated with the indebtedness expected to be allowed claims under our bankruptcy.

Income tax expense: Our revenue for the year ended December 31, 2015 was earned in higher taxed jurisdictions (i.e. deemed profit) as compared to the year ended December 31, 2014; accordingly, our tax expense for 2015 was approximately the same as for the year ended December 31, 2014.

Net income attributable to noncontrolling interests: Our net income attributable to noncontrolling interests for the year ended December 31, 2015 includes a $4.5 million income tax benefit related to an audit settlement.

Liquidity and Capital Resources

As of December 31, 2015, we had working capital of approximately $228.4 million, including approximately $203.4 million of cash available for general corporate purposes. Additionally, we have posted $3.2 million cash as collateral for bid tenders and performance bonds. We anticipate our capital expenditures for 2016 to be approximately $11.0 to $14.0 million for sustaining capital expenditures fleet capital spares and information technology. Scheduled principal debt maturities and interest payments for 2016 are approximately $19.4 million. We expect to fund the capital expenditures and debt related payments from our available working capital and cash flow from operations.

The table below includes a summary of our cash flow information for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change
	(In thousands)
Cash flows provided by (used in):
Operating activities	$92,587	$239,724	$(147,137)
Investing activities	(46,490)	(35,693)	(10,797)
Financing activities	81,522	(178,556)	260,078

Changes in cash flows from operating activities for the year ended December 31, 2015 are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) and significant collections from our customers during the period. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $46 million in 2015 as compared to $36 million in 2014. Changes in cash flows from financing activities for the year ended December 31, 2015 are primarily due to higher borrowings under our Revolving Credit Facility and lower discretionary open market purchases of pre-bankruptcy debt as compared to the year ended December 31, 2014.

On December 1, 2015, we and VDC entered into the Restructuring Agreement with a majority of our secured creditors.  Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue the Reorganization Plan under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC would commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note in the original principal amount of $61.5 million.

On December 3, 2015, the Company and 24 debtor subsidiaries, including five debtor subsidiaries of VDC who were guarantors of the Company’s pre-bankruptcy secured debt, filed the Reorganization Plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the District Court of Delaware confirmed the Company’s pre-packaged Reorganization Plan and the Company emerged from bankruptcy effective February 10, 2016. The significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s credit agreement was amended (the “Credit Agreement”) to (i) replace the $32.0 million revolving letter of credit commitment with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans.

The obligations under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions.The maturity date of the term loans and commitments established under the Credit Agreement is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the Credit Agreement at LIBOR plus 6.5%, with a LIBOR floor of 1.0%. The initial term loans are currently bearing interest at 7.5%.

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.50% as such rate may be increased from time to time pursuant to the terms of the Credit Agreement.

The Credit Agreement includes customary representations and warranties, mandatory prepayments, affirmative and negative covenants and events of default, including covenants that, among other things, restrict the granting of liens, the incurrence of indebtedness, the making of investments and capital expenditures, the sale or other conveyance of assets, including vessels, transactions with affiliates, prepayments of certain debt and the operation of vessels. The Credit Agreement also requires that the Company maintain certain levels of available cash (defined to include unrestricted cash and cash equivalents plus undrawn commitments).

10% Senior Secured Second Lien Notes. The Company engaged in a rights offering for $75.0 million of new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”) for certain holders of its secured debt claims. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising $73.9 million, after deducting the cash portion of the backstop premium.

The 10% Second Lien Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by certain subsidiaries of the Company. The 10% Second Lien Notes mature on December 31, 2020, and bear interest from the date of their issuance at the rate of 10% per year. Interest on outstanding 10% Second Lien Notes is payable semi-annually in arrears, commencing on June 30, 2016. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Second Lien Indenture includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens, restrict the making of investments, restrict the incurrence of indebtedness and the conveyance of vessels, limit transactions with affiliates, and require that the Company provide periodic financial reports.

•1%/12% Step-Up Senior Subordinated Secured Third Lien Convertible Notes. The Company issued 4,344,959 new ordinary shares of the Company (“New Shares”) and $750.0 million of 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due December 31, 2030 (the “Convertible Notes”) to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to these creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Third Lien Indenture) which was $95.60 as of the issue date. The Third Lien Indenture includes customary covenants that restrict the granting of liens and customary events of default, including, among other things, failure to issue securities upon conversion of the Convertible Notes.

•Interest on the Third Lien Notes is payable semi-annually in arrears commencing June 30, 2016 as payment in kind, either through an increase in the outstanding principal amount of the Third Lien Notes or, if the Company is unable to increase such principal amount, by the issuance of additional Third Lien Notes. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at a rate of 1% per annum for the first four years and then increasing to 12% per annum until maturity.

•Conversion. The principal balance of the Convertible Notes (including payment in kind interest thereon) is convertible into New  Shares at a conversion rate based on an initial price per share of $95.60 per New Ordinary Share, subject to adjustment, as described in the Third Lien Indenture. The Convertible Notes are convertible only (a) prior to the third anniversary of the issue date (February 10, 2016), (i) upon the instruction of holders of a majority in principal amount of the Convertible Notes or (ii) upon the full and final resolution of all potential Investigation Claims (as defined below), as determined in good faith by the board of directors of the Company (the “Board”) (which determination shall require the affirmative vote of a supermajority of the non-management directors), and (b) from and after February 10, 2019 through their maturity date of December 31, 2030, upon the approval of the Board (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, (i) “supermajority of the non-management directors” means five affirmative votes of non-management directors assuming six non-management directors eligible to vote and, in all other circumstances, the affirmative vote of at least 75% of the non-management directors eligible to vote and (ii) “Investigation Claim” means any claim held by a United States or Brazilian governmental unit and arising from or related to the procurement of that certain Agreement for the Provision of Drilling Services, dated as of February 4, 2009, by and between Petrobras Venezuela Investments & Services B.V. and Vantage Deepwater Company, as amended, modified, supplemented, or novated from time to time.

VDC Note. Effective with the Company’s emergence from bankruptcy, VDC’s former equity interest in the Company was cancelled.  Immediately following that event, the Company issued 655,095 New Shares to VDC in repayment of approximately $62.0 million, including accrued interest, for the VDC Note.

•All trade payables, credits, wages and other related obligations were unimpaired by the Reorganization Plan. The Reorganization Plan allowed the Company to continue business operations during the court proceedings and maintain all operating assets and agreements. The Company had adequate liquidity prior to the filing and did not have to seek any debtor-in-possession financing.

During 2015, prior to entering into the Reorganization Plan, we retired approximately $79.4 million principal amount of our pre-bankruptcy debt including approximately $40.1 million of scheduled maturities and during 2014, we retired approximately $186.3 million principal amount of pre-bankruptcy debt, including $63.5 million of scheduled term loan maturities.

Contractual Obligations

In the table below, we set forth our December 31, 2015 contractual obligations, excluding approximately $2.7 billion of pre-bankruptcy debt classified as Liabilities Subject to Compromise. The Liabilities Subject to Compromise were discharged in connection with the implementation of the pre-packaged Reorganization Plan upon our emergence from bankruptcy on February 10, 2016. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we may actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Total	2016	2017-2018	2019-2020	After 5 Years
	(in thousands)
VDC Note, including interest	$62,637	$62,637	$—	$—	$—
Interest payments (1)	11,802	9,034	2,768	—	—
Operating lease payments (2)	12,334	3,693	3,214	2,328	3,099
Purchase obligations	15,701	15,701	—	—	—
Total as of December 31, 2015	$102,474	$91,065	$5,982	$2,328	$3,099

(1)	Amounts represent interest payments on pre-petition credit facility that was discharged as per the Reorganization Plan in February 2016.
(2)

Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

In the table below, we set forth our pro forma contractual obligations as of December 31, 2015, which gives effect to our Reorganization Plan upon our emergence from bankruptcy on February 10, 2016. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Total	2016	2017-2018	2019-2020	After 5 Years
	(in thousands)
Credit Agreement Term Loan	143,000	$1,430	$2,860	$138,710	$—
10% Second Lien Notes	76,125	—	—	76,125	—
Convertible Notes	2,777,242				2,777,242
Interest payments	76,437	16,340	35,715	24,381	—
Operating lease payments (1)	12,334	3,693	3,214	2,328	3,099
Purchase obligations	15,701	15,701	—	—	—
Total as of December 31, 2015	$3,100,839	$37,164	$41,789	$241,544	$2,780,341
(1)

Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

Additionally, as described herein, including in Notes 1 and 6 to the financial statements, below, the Company presently is cooperating in an ongoing DOJ and SEC investigation of potential violations of the FCPA arising out of the actions of Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petrobras, and Nobu Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our predecessor company, Vantage Drilling Company. Although we cannot predict the outcome of this matter, if the DOJ and/or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements and/or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations.

Bankruptcy Accounting Guidance: In connection with our bankruptcy filing on December 3, 2015, VDI was subject to the requirements of ASC 852. ASC 852 generally does not change the manner in which financial statements are prepared, however it does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations. We are required to distinguish pre-petition liabilities subject to compromise from those that are not and post-petition liabilities in our balance sheet. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization.

In connection with the emergence from bankruptcy, we believe we will qualify for fresh-start accounting. Upon adoption of fresh-start accounting, our assets and liabilities will be recorded at their fair value as of the fresh-start reporting date or emergence date. The fair values of our assets and liabilities as of that date may differ materially from the recorded values of our assets and liabilities as reflected in its historical consolidated financial statements. In addition, the adoption of fresh-start accounting may materially affect the results of operations following the fresh-start reporting dates, as we will have a new basis in our assets and liabilities. Consequently, our historical financial statements are not reliable indicators of our financial condition and results of operations for any period after we adopt fresh-start accounting.

Variable Interest Entities. In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIEs”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Certain subsidiaries of VDC, who are guarantors of our pre-petition debt, were part of the Reorganization Plan discussed above and became our subsidiaries upon emergence on February 10, 2016. We have consolidated these entities in our consolidated financial statements as of December 31, 2015 and 2014 and for the two years ended December 31, 2015 because we determined that they were VIEs and that we were the primary beneficiary.

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. We capitalize interest costs related to the financings of our drilling rigs while they are under construction and prior to the commencement of each vessel’s first contract, which has increased the carrying value of the drilling rigs. Our weighted average cost of capital, which is the key component used in our calculation of capitalized interest, is directly impacted by the volatility in the global financial and credit markets. The completion of a construction project has an impact on the amount of interest expense that is prospectively recognized in our results of operations.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. The rapid and significant decline in oil prices over the last six months of 2014 and throughout 2015, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra deepwater floaters and jackups deliveries scheduled for 2015 and 2016, required us to undertake an analysis of recoverability of the carrying value of our drilling rigs. Assumptions used in the analysis, including those used in our annual and long-term budgetary process, included expected utilization and revenue efficiency rates, expected dayrates and operating expenses, life expectancy, and planned out-of-service time for special periodic surveys and other inspections. The results of the analysis indicated that as of December 31, 2015 the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs by factors ranging from 1.3x to 2.7x.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Revenue deferred under drilling contracts totaled $20.2 million and $72.2 million at December 31, 2015 and 2014, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

Rig and Equipment Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and certain specified equipment and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

Income Taxes: Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes in income tax expense.

Recent Accounting Standards: See “Note 2. Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our rigs operate in various international markets and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates were not significant in 2015 as all of our drilling contracts have been primarily denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk: As of December 31, 2015, all of our variable rate debt was classified as Liabilities Subject to Compromise as a result of the December 3, 2015 bankruptcy filing. The variable rate debt was retired on February 10, 2016 by issuing the note holders New Shares and Convertible Notes in the reorganized Company.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2015, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Vantage Drilling International:

We have audited the accompanying consolidated balance sheet of Vantage Drilling International (formerly known as Offshore Group Investment Limited) (Debtor-In-Possession) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholder’s equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on December 3, 2015 the Company filed a pre-packaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The Company emerged from bankruptcy on February 10, 2016.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vantage Drilling International and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

March 30, 2016

Vantage Drilling International (formerly known as Offshore Group Investment Limited)

(Debtor-In-Possession)*

Consolidated Balance Sheet

(In thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$203,420	$75,801
Trade receivables	70,722	151,625
Inventory	64,495	65,893
Prepaid expenses and other current assets	22,404	28,019
Total current assets	361,041	321,338
Property and equipment
Property and equipment	3,481,006	3,439,242
Accumulated depreciation	(532,619)	(406,674)
Property and equipment, net	2,948,387	3,032,568
Other assets
Other assets	22,904	71,226
Total other assets	22,904	71,226
Total assets	$3,332,332	$3,425,132

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	$49,437	$214,685
Accrued liabilities	21,702	73,195
Current maturities of long-term debt and revolving credit agreement	—	53,500
Note payable to parent	61,477	—
Total current liabilities	132,616	341,380
Long–term debt, net of discount of $0 and $8,074	—	2,497,103
Other long-term liabilities	33,249	85,243
Liabilities subject to compromise	2,694,456	—
Commitments and contingencies (Note 6)
Shareholders’ equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	595,119	646,270
Accumulated deficit	(138,363)	(155,581)
Total VDI shareholder's equity	456,756	490,689
Noncontolling interests	15,255	10,717
Total equity	472,011	501,406
Total liabilities and shareholder’s equity	$3,332,332	$3,425,132

* As of December 31, 2015, Vantage Drilling International (together with its subsidiaries) was a debtor in possession under Chapter 11 of Title 11 of the United States Bankruptcy Code.  For all periods presented, Vantage Drilling International was a wholly-owned subsidiary of Vantage Drilling Company.  See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International (formerly known as Offshore Group Investment Limited)

(Debtor-In-Possession)*

Consolidated Statement of Operations

(In thousands)

	Year Ended December 31,
	2015	2014
Revenue
Contract drilling services	$726,717	807,164
Management fees	7,501	21,258
Reimbursables	38,047	54,482
Total revenue	772,265	882,904
Operating costs and expenses
Operating costs	359,610	405,697
General and administrative	25,322	25,390
Depreciation	127,359	126,610
Total operating costs and expenses	512,291	557,697
Income from operations	259,974	325,207
Other income (expense)
Interest income	84	70
Interest expense and other financing charges (contractual interest of $178,049 during the year ended December 31, 2015)	(173,634)	(196,159)
Gain on debt extinguishment	10,823	4,408
Other, net	4,231	(596)
Reorganization items	(39,354)	—
Total other income (expense)	(197,850)	(192,277)
Income before income taxes	62,124	132,930
Income tax provision	39,870	39,817
Net income	22,254	93,113
Net income attributable to noncontrolling interests	5,036	257
Net income attributable to VDI	$17,218	$92,856

*  As of December 31, 2015, Vantage Drilling International (together with its subsidiaries) was a debtor in possession under Chapter 11 of Title 11 of the United States Bankruptcy Code.  For all periods presented, Vantage Drilling International was a wholly-owned subsidiary of Vantage Drilling Company.  See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International (formerly known as Offshore Group Investment Limited)

(Debtor-In-Possession)*

Consolidated Statement of Shareholder’s Equity

(In thousands, except share amounts)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Shareholders’ Equity
Balance December 31, 2013	1,000	$—	$646,270	$(248,437)	$11,455	$409,288
Distributions to VDC	—	—	—	—	(995)	(995)
Net income	—	—	—	92,856	257	93,113
Balance December 31, 2014	1,000	—	646,270	(155,581)	10,717	501,406
Note issued in acquisition of management entities	—	—	(61,477)	—		(61,477)
Contributions from VDC	—	—	10,326	—		10,326
Distributions to VDC	—	—	—	—	(498)	(498)
Net income	—	—	—	17,218	5,036	22,254
Balance December 31, 2015	1,000	$—	$595,119	$(138,363)	$15,255	$472,011

* As of December 31, 2015, Vantage Drilling International (together with its subsidiaries) was a debtor in possession under Chapter 11 of Title 11 of the United States Bankruptcy Code.  For all periods presented, Vantage Drilling International was a wholly-owned subsidiary of Vantage Drilling Company.  See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International (formerly known as Offshore Group Investment Limited)

(Debtor-In-Possession)*

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,254	$93,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	127,359	126,610
Amortization of debt financing costs	7,800	10,022
Amortization of debt discount	2,242	2,997
Reorganization items; debt discount and issuance costs write-off	37,129	—
Non-cash gain on debt extinguishment	(10,814)	(4,409)
Accelerated deferred mobilization income	(21,508)	—
Deferred income tax expense (benefit)	2,122	(305)
Loss on disposal of assets	1,108	3,008
Changes in operating assets and liabilities:
Restricted cash	—	2,125
Trade receivables	80,903	12,399
Inventory	1,397	(10,088)
Prepaid expenses and other current assets	5,991	(4,660)
Other assets	8,549	5,275
Accounts payable	(154,922)	(40,580)
Accrued liabilities and other long-term liabilities	(17,023)	44,217
Net cash provided by operating activities	92,587	239,724
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(46,490)	(35,693)
Net cash used in investing activities	(46,490)	(35,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(67,980)	(167,561)
Distributions to VDC	(498)	(995)
Proceeds from (repayment of) revolving credit agreement, net	150,000	(10,000)
Net cash provided by (used in) financing activities	81,522	(178,556)
Net increase in cash and cash equivalents	127,619	25,475
Cash and cash equivalents—beginning of year	75,801	50,326
Cash and cash equivalents—end of year	$203,420	$75,801
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$124,295	$194,561
Income taxes	50,840	27,734
Non-cash investing and financing transactions:
Note issued in acquisition of management entities	61,477	—
Trade-in value on equipment upgrades	—	922
Contributions from VDC	10,326	—

* As of December 31, 2015, Vantage Drilling International (together with its subsidiaries) was a debtor in possession under Chapter 11 of Title 11 of the United States Bankruptcy Code.  For all periods presented, Vantage Drilling International was a wholly-owned subsidiary of Vantage Drilling Company.  See Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International (the “Company” or “VDI”), a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. We also provide construction supervision services for drilling units owned by others. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. The Company was previously known as Offshore Group Investment Limited and changed its corporate name to Vantage Drilling International effective February 11, 2016.

Restructuring Agreement and Bankruptcy Proceedings under Chapter 11

On December 1, 2015, we and Vantage Drilling Company (“VDC”), entered into a restructuring support agreement (“Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC would commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it has been reflected in the accompanying consolidated financial statements, at carryover basis, on a retrospective basis.

On December 3, 2015, the Company, certain of its subsidiaries and certain VDC subsidiaries who were guarantors of the Company’s pre-bankruptcy secured debt, filed the Reorganization Plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the District Court of Delaware confirmed the Company’s pre-packaged Reorganization Plan and the Company emerged from bankruptcy effective on February 10, 2016. The significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company entered into an amended and restated credit agreement  (the “Credit Agreement”) providing for (i) $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan.The obligations under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions.

The maturity date of the term loans and commitments established under the Credit Agreement is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the Credit Agreement at LIBOR plus 6.5%, with a LIBOR floor of 1.0%. The initial term loans are currently bearing interest at 7.5%.

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.50% as such rate may be increased from time to time pursuant to the terms of the Credit Agreement.

The Credit Agreement includes customary representations and warranties, mandatory prepayments, affirmative and negative covenants and events of default, including covenants that, among other things, restrict the granting of liens, the incurrence of indebtedness, the making of investments and capital expenditures, the sale or other conveyance of assets, including vessels, transactions with affiliates, prepayments of certain debt and the operation of vessels. The Credit Agreement also requires that the Company maintain certain levels of available cash (defined to include unrestricted cash and cash equivalents plus undrawn commitments).

10% Senior Secured Second Lien Notes. The Company engaged in a rights offering for $75.0 million of new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”) for certain holders of its secured debt claims.  In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising approximately $73.9 million, after deducting the cash portion of the backstop premium.

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 10% Second Lien Notes were issued at par, and are fully and unconditionally guaranteed, on a senior secured basis, by certain subsidiaries of the Company. The 10% Second Lien Notes mature on December 31, 2020, and bear interest from the date of their issuance at the rate of 10% per year. Interest on outstanding 10% Second Lien Notes is payable semi-annually in arrears, commencing on June 30, 2016. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Second Lien Indenture includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens, restrict the making of investments, restrict the incurrence of indebtedness and the conveyance of vessels, limit transactions with affiliates, and require that the Company provide periodic financial report.

1%/12% Step-Up Senior Secured Third Lien Convertible Notes.  The Company issued 4,344,959  new ordinary shares of the reorganized Company (the “New Shares”) and $750.0 million of 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due December 31, 2030 (the “Convertible Notes”) to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims.  The New Shares issued to these creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Third Liin Indenture) which was $95.60 as of the issue date. The Third Lien Indenture includes customary covenants that restrict the granting of liens and customary events of default, including, among other things, failure to issue securities upon conversion of the Convertible Notes.

Interest on the Third Lien Notes is payable semi-annually in arrears commencing June 30, 2016 as a payment in kind, either through an increase in the outstanding principal amount of the Third Lien Notes or, if the Company is unable to increase such principal amount, by the issuance of additional Third Lien Notes.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at a rate of 1% per annum for the first four years and then increasing to 12% per annum until maturity.

Conversion. The principal balance of the Convertible Notes (including payment in kind interest thereon) is convertible into New  Shares at a conversion rate based on an initial price per share of $95.60 per New Ordinary Share, subject to adjustment, as described in the Third Lien Indenture. The Convertible Notes are convertible only (a) prior to the third anniversary of the issue date (February 10, 2016), (i) upon the instruction of holders of a majority in principal amount of the Convertible Notes or (ii) upon the full and final resolution of all potential Investigation Claims (as defined below), as determined in good faith by the board of directors of the Company (the “Board”) (which determination shall require the affirmative vote of a supermajority of the non-management directors), and (b) from and after February 10, 2019 through their maturity date of December 31, 2030, upon the approval of the Board (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, (i) “supermajority of the non-management directors” means five affirmative votes of non-management directors assuming six non-management directors eligible to vote and, in all other circumstances, the affirmative vote of at least 75% of the non-management directors eligible to vote and (ii) “Investigation Claim” means any claim held by a United States or Brazilian governmental unit and arising from or related to the procurement of that certain Agreement for the Provision of Drilling Services, dated as of February 4, 2009, by and between Petrobras Venezuela Investments & Services B.V. and Vantage Deepwater Company, as amended, modified, supplemented, or novated from time to time.

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing our Credit Agreement, 10% Second Lien Notes or Convertible Notes, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements.

VDC Note. Effective with the Company’s emergence from bankruptcy, VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,095 New Shares in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.0 million.

The Reorganization Plan allowed the Company to maintain all operating assets and agreements. All trade payables, credits, wages and other related obligations were unimpaired by the Reorganization Plan.

Debtor-In-Possession. As of December 31, 2015, we were operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court granted all motions filed that were designed primarily to minimize the impact of the Chapter 11 proceedings on our operations, customers and employees. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following our bankruptcy filing and we have paid (subject to caps applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits and pre-petition amounts owed to certain vendors.

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities Subject to Compromise. Our financial statements include amounts classified as Liabilities Subject to Compromise, which represent liabilities that existed prior to the effectiveness of our bankruptcy plans and that were restructured under the Restructuring Agreement. These amounts include amounts related to (i) our former 2017 Term Loan (the “2017 Term Loan”), (ii) our former 2019 Term Loan (the “2019 Term Loan,” and collectively with the 2017 Term Loan, the “Term Loans”), (iii) our former 7.5% Senior Secured First Lien Notes due 2019 (the “7.5% Senior Notes”), (iv) our former 7.125% Senior Secured First Lien Notes due 2023 (the “7.125% Senior Notes”) and (v) our former secured revolving credit agreement (the “Old Credit Agreement”).

The following table summarizes the components of Liabilities Subject to Compromise included on our Consolidated Balance Sheet as of December 31, 2015 (in thousands):

December 31, 2015
2017 Term Loan and accrued interest	$326,420
2019 Term Loan and accrued interest	344,738
7.5% Senior Notes and accrued interest	1,136,748
7.125% Senior Notes and accrued interest	736,550
Old Credit Agreement	150,000
Liabilities Subject to Compromise	$2,694,456

Pursuant to the terms of the Reorganization Plan, the liabilities subject to compromise were retired on February 10, 2016 by issuing the debtholders securities in the reorganized Company, consisting of one New Share and $172.61 worth of the Convertible Notes. The New Shares and the Convertible Notes are issued subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being transferred or exchanged separately. For every $1,000 of principal, a note holder received 1.722798 New Shares and $297.37 worth of Convertible Notes for the 2017 Term Loan, 1.725087 New Shares and $297.77 worth of Convertible Notes for the 2019 Term Loan, 1.786070 New Shares and $308.29 worth of Convertible Notes for the 7.5% Senior Notes, and 1.728569 New Shares and $298.37 worth of Convertible Notes for the 7.125% Senior Notes. In total, the debtholders received 4,344,959 New Shares under the Reorganization Plan.

Reorganization Expenses. We incurred significant expenses and costs associated with our bankruptcy proceedings, principally debt issuance costs and professional fees. The amount of these costs, which are being expensed as incurred, could significantly affect our results of operations. A non-cash charge to write-off all of the unamortized debt issuance costs and associated debt discounts related to the Term Loans, the 7.5% Senior Notes and the 7.125% Senior Notes is included in Reorganization Items as these debt instruments are adjusted to their allowed claim amounts.

The following table summarizes the components included in Reorganization items in our Consolidated Statements of Operations for the year ended December 31, 2015 (in thousands):

December 31, 2015
Professional fees incurred (a)	$2,225
Write-off of debt discount and debt issuance costs on Term Loans (b)	14,498
Write-off of debt issuance costs on 7.5% Senior Notes and 7.125% Senior Notes (b)	21,517
Write-off of debt issuance costs on Old Credit Agreement (b)	1,114
Reorganization Items	$39,354

(a) For the year ended December 31, 2015, cash payments for reorganization items totaled $0.0 million.

(b) The carrying value of debt that is subject to compromise was adjusted to include the related unamortized debt discount and debt issuance costs; the debt is adjusted to the expected amount of allowed claims.

Condensed Combined Debtor-In-Possession Financial Information. When one or more entities in the consolidated group are in bankruptcy and one or more entities in the consolidated group are not in bankruptcy, the reporting entity is required to disclose the condensed combined financial statements of only the entities in bankruptcy. The financial statements below represent the condensed combined financial statements of the entities that filed the Reorganization Plan (the “VDI Debtors”). Intercompany transactions between the VDI Debtors have been eliminated in the financial statements herein.

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors' Condensed Combined Balance Sheet (in thousands)

	As of December 31,
	2015	2014
Cash and cash equivalents	$198,594	$62,902
Other current assets	150,611	236,113
Total current assets	349,205	299,015
Property and equipment, net	2,888,463	2,993,225
Other assets	15,104	66,543
Total assets	$3,252,772	$3,358,783

Accounts payable and accrued liabilities	$59,986	$264,837
Intercompany payable to non-filing entities	3,331	13,027
Current maturities of long-term debt	—	53,500
Note payable to VDC	61,477	—
Total current liabilities	124,794	331,364
Long-term debt	—	2,497,103
Other long term liabilities	24,169	76,720
Liabilities subject to compromise	2,694,456	—
VDI shareholder's equity	394,116	442,886
Noncontrolling interests	15,237	10,710
Total equity	409,353	453,596
Total liabilities and shareholder's equity	$3,252,772	$3,358,783

Debtors' Condensed Combined Statements of Operations (in thousands)

	Year Ended December 31,
	2015	2014
Revenues	$755,568	$852,872
Operating costs and expenses	502,963	543,249
Income from operations	252,605	309,623
Interest expense	(173,634)	(196,160)
Other, net	14,531	3,962
Reorganization items	(39,354)	—
Income before income taxes	54,148	117,425
Income tax provision	36,356	38,336
Net income	17,792	79,089
Net income attributable to noncontrolling interests	5,085	304
Net income attributable to VDI	$12,707	$78,785

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors' Condensed Combined Statement of Cash Flows (in thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net cash provided by operating activities	$65,495	$217,023
Cash flows from investing activities
Additions to property and equipment	(11,325)	(18,521)
Net cash used in investing activities	(11,325)	(18,521)
Cash flows from financing activities
Repayment of debt	(67,980)	(167,562)
Distributions to VDC	(498)	(995)
Proceeds from (repayment of) revolving credit facility	150,000	(10,000)
Net cash provided by (used in) financing activities	81,522	(178,557)
Net increase in cash and cash equivalents	135,692	19,945
Cash and cash equivalents—beginning of period	62,902	42,957
Cash and cash equivalents—end of period	$198,594	$62,902

Other Events: In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our predecessor company, Vantage Drilling Company. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. Although we cannot predict the outcome of this matter, if the DOJ and/or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements and/or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

On August 31, 2015, VDC received notice from Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services B.V. (“PVIS”) stating that PAI and PVIS were terminating the Agreement for the Provision of Drilling Services dated February 4, 2009 (the “Drilling Contract”). The Drilling Contract was initially entered into between PVIS and Vantage Deepwater Company, one of our wholly-owned indirect subsidiaries, and was later novated by PVIS to PAI and by Vantage Deepwater Company to Vantage Deepwater Drilling, Inc., another of our wholly-owned indirect subsidiaries. The notice stated that PAI and PVIS were terminating the Drilling Contract because Vantage had allegedly breached its obligations under the agreement. Under the terms of the Drilling Contract we initiated arbitration proceedings before the American Arbitration Association on August 31, 2015, challenging PVIS and PAI’s wrongful attempt to terminate the Drilling Contract. Vantage has maintained that it complied with all of its obligations under the Drilling Contract and that PVIS and PAI’s attempt to terminate the agreement is both improper and a breach of the Drilling Contract.

In the ongoing arbitration proceeding, the parties have exchanged initial pleadings and have confirmed an arbitral tribunal. Vantage has asserted claims against PAI and PVIS for declaratory relief and monetary damages based on breach of contract. Vantage has also asserted a claim against Petroleo Brasileiro S.A. (“PBP”) to enforce a guaranty provided by PBP.  The Petrobras entities (PVIS, PAI, and PBP) have asserted that the Drilling Contract is void as illegally procured, that PVIS and PBP are not proper parties to the arbitration, and that PAI and PVIS properly terminated the contract. PAI has further counterclaimed for attorneys’ fees and costs alleging that Vantage failed to negotiate in good faith before commencing arbitration proceedings. Vantage denies that any of the claims or defenses asserted by the Petrobras entities have merit and intends to vigorously pursue its claims in the arbitration proceeding.

In connection with the cancellation of the contract, we recognized $21.5 million of deferred mobilization revenue in September 2015.

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market conditions for offshore drilling services are driven by the exploration and production spending of our customers. Due to the significant decline in oil and natural gas prices over the last year, our customers have been dramatically reducing their capital spending levels. This has resulted in a significant decline in the current market rates for drilling services and a decline in the utilization of offshore drilling rigs. We amended the Tungsten Explorer contract with the customer effective January 1, 2016 to reduce the dayrate and extend the expiration date to October 2018. The Platinum Explorer completed its initial 5-year contract in December 2015. Currently the Emerald Driller, Platinum Explorer and Titanium Explorer are available for contract. These lower utilization levels and dayrates, combined with the cancellation of the Titanium Explorer contract, will result in the Company achieving significantly lower income and cash flow from operations for 2016.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2015 and 2014 and for the two years ended December 31, 2015 has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Certain previously reported amounts have been reclassified to conform to the current year presentation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIEs”) when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Certain subsidiaries of VDC, who are guarantors of our pre-petition debt, were part of the Reorganization Plan discussed above and became our subsidiaries upon emergence on February 10, 2016. We have consolidated these entities in our consolidated financial statements as of December 31, 2015 and 2014 and for the two years ended December 31, 2015 because we determined that they were VIEs and that we were the primary beneficiary. The following table summarizes the net effect of consolidating these entities on our consolidated statement of operations.

	Year Ended December 31,
	2015	2014
	(In thousands)
Revenue	$21,791	$24,798
Operating costs and expenses	19,850	22,392
Income before taxes	2,206	2,688
Income tax provision (benefit)	(2,830)	2,431
Net income attributableto noncontrolling interests	5,036	257

Bankruptcy Accounting Guidance: In connection with our bankruptcy filing on December 3, 2015, VDI was subject to the requirements of ASC 852. ASC 852 generally does not change the manner in which financial statements are prepared, however it does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations. We are required to distinguish pre-petition liabilities subject to compromise from those that are not and post-petition liabilities in our balance sheet. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization.

In connection with the emergence from bankruptcy, we believe we will qualify for fresh-start accounting. Upon adoption of fresh-start accounting, our assets and liabilities will be recorded at their fair value as of the fresh-start reporting date or emergence date. The fair values of our assets and liabilities as of that date may differ materially from the recorded values of our assets and liabilities as reflected in its historical consolidated financial statements. In addition, the adoption of fresh-start accounting may materially affect the results of operations following the fresh-start reporting dates, as we will have a new basis in our assets and liabilities. Consequently, our historical financial statements are not reliable indicators of our financial condition and results of operations for any period after we adopt fresh-start accounting.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs and is carried at the lower of average cost or market.

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recognized.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the years ended December 31, 2015 and 2014. We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.

The rapid and significant decline in oil prices, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra-deepwater floaters and jackups deliveries scheduled for 2016 and 2017, required us to undertake an analysis of recoverability of the carrying value of our drilling rigs as of December 31, 2015 and 2014. The results of the analysis indicated that the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight line basis which approximates the interest method. As we make open market purchases to retire debt or discretionary debt payments, we recognize as an expense a proportionate amount of the related deferred financing costs. The $31.4 million of deferred financing costs associated with debt that is subject to compromise was written-off as reorganization items in the accompanying consolidated statement of operations.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel or the demobilization of equipment and personnel upon completion. Mobilization fees received and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Upon completion of drilling contracts, any demobilization fees received are recorded as revenue. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses.

Rig and Equipment Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and certain specified equipment and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

Income Taxes: Income taxes are provided for based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes as a component of income tax expense.

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of December 31, 2015 and 2014.

Use of Estimates: The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheets principally due to the short-term or floating rate nature of these instruments. At December 31, 2015, the fair value of the 7.125% Senior Notes and the 7.5% Senior Notes discussed below under “Note 3. Debt” was approximately $15.7 million and $23.5 million, respectively, based on quoted market prices, a Level 1 measurement. These notes are classified as Liabilities Subject to Compromise as of December 31, 2015.

Recent Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU supersedes most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, using either a full or a modified retrospective application approach. We are beginning the process of evaluating the impact that the pronouncement will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim reporting periods thereafter, with early adoption permitted. We will adopt the accounting standard on December 31, 2016. We are still evaluating the provisions of ASU 2014-15 and assessing the impact it may have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement of debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption on a retrospective basis of this standard is permitted for financial statements that have not been previously issued. We will adopt this accounting standard on January 1, 2016 and it will only have a presentation impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventory from the lower of cost or market to “lower of cost and net realizable value.” The standard simplifies the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as (i) replacement cost,  (ii) net realizable value or (iii) net realizable value less an approximately normal profit margin). Net realizable value is defined as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods thereafter, and must be applied prospectively after the date of adoption. We have not completed our review of this new requirement to determine the impact of this guidance on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods thereafter, with early adoption permitted and either with prospective or retrospective application permitted. We do not expect this new guidance to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. We are beginning the process of evaluating the impact that this update will have on our consolidated financial statements.

3. Debt

Bankruptcy Filing

Our bankruptcy filing on December 3, 2015 constituted an event of default with respect to our pre-bankruptcy debt obligations and as a result of the filing, our pre-petition long-term debt and related accrued interest is included in Liabilities Subject to Compromise in the consolidated balance sheet as of December 31, 2015. See above under “Note 1. Organization and Recent Events” for the detail of our pre-bankruptcy debt. Additionally, the Company incurred a non-cash charge of $37.1 million to write off the unamortized debt discount and debt issuance costs related to our indebtedness that is subject to compromise.

Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the year ended December 31, 2015, contractual interest expense of $14.9 million related to liabilities subject to compromise has not been recorded.

Our pre-bankruptcy debt was composed of the following:

	December 31,
	2015	2014
	(In thousands)
7.5% Senior Notes, issued at par (1)	$—	$1,118,615
7.125% Senior Notes, issued at par (1)	—	727,622
$500 million 2017 Term Loan, net of discount of $0 and $4,406 (1)	—	364,159
$350 million 2019 Term Loan, net of discount of $0 and $3,668 (1)	—	340,207
Revolving credit agreement (1)	—	—
	—	2,550,603
Less current maturities of long-term debt and revolving credit facility	—	53,500
Long-term debt, net	$—	$2,497,103

(1) Classified as Liabilities Subject to Compromise as of December 31, 2015.

In connection with our emergence from bankruptcy proceedings on February 10, 2016, our pre-bankruptcy debt was discharged under the Reorganization Plan. See above under “Note 1. Organization and Recent Events” for additional information.

Prior to entering into the Reorganization Plan, we made additional principal payments and numerous open market purchases of our outstanding pre-bankruptcy debt. The following table summarizes our yearly debt payments, both scheduled and discretionary, for the years ended December 31, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2015	2014
7.125% Senior Notes (1)	$—	$47,378
7.5% Senior Notes (1)	31,800	31,385
2017 Term Loan (2)	7,522	44,000
Scheduled maturities payments (3)	40,125	63,500
Total	$79,447	$186,263

(1) Discretionary open market debt repurchases.
(2) Includes additional principal payments of $7.5 million and $42 million in 2015 and 2014, respectively.
(3) Includes $10 million repayment of revolving credit agreement in 2014.

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the repurchase of $31.8 million of the 7.5% Senior Notes and $7.5 million of the 2017 Term Loan during 2015 (see table above), we recognized net gains of $9.3 million and $1.6 million, respectively, related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs and original issuance discount on the debt.

In connection with the repurchases of $31.4 million of the 7.5% Senior Notes and the repurchases and additional principal payment of $44.0 million of the 2017 Term Loan during 2014 (see table above), we recognized a gain of $3.6 million and a loss of $1.1 million, respectively, related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs and original issuance discount on the debt.

In connection with the repurchases of $47.4 million of the 7.125% Senior Notes during 2014 (see table above), we recognized a gain of $1.9 million related to the redemption discount on the debt that was partially offset by the write-off of deferred financing costs on the debt.

4. Shareholder’s Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. As of December 31, 2015, 1,000 ordinary shares were issued and outstanding.

As of December 31, 2015, the Company was a 100% owned subsidiary of VDC and did not have any equity incentive plans of its own. VDC had the 2007 Long-Term Incentive Plan (the “LTIP”) under which time-vested and performance units were awarded to officers and employees of the Company and related share compensation expense was recognized. Outstanding share awards at December 31, 2015 will not vest in the future under the LTIP due to VDC’s liquidation filing in the Cayman Islands.

We recognized share compensation expense allocated from VDC of $5.8 million and $7.9 million for the years ended December 31, 2015 and December 31, 2014, respectively.

5. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. We do not have any domestic earnings; all of our earnings are foreign. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or withholding taxes on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and write-off of development costs.

The income tax expense (benefit), all of which relates to foreign income taxes, consisted of the following:

	Year Ended December 31,
	2015	2014
	(in thousands)
Current	$37,748	$40,122
Deferred	2,122	(305)
Total	$39,870	$39,817

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2015	2014
Statutory rate	0.0%	0.0%
Effect of:
Taxes on foreign earnings	69.4	30.1
Settlement of prior years’ tax audits	(7.7)	(0.0)
Other	2.5	0.1
Total	64.2%	30.0%

Deferred income tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets and liabilities using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The increase to the valuation allowance during the year, which is included in the taxes on foreign earnings rate in the above table, is related to net loss carry forwards generated during the year where we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

The components of the net deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Share-based compensation	$—	$1,052
Accrued bonuses	171	1,165
Start-up costs	123	141
Deferred revenue	—	—
Loss carry-forwards	7,161	363
Other	90	6
Total deferred tax assets	7,545	2,727
Valuation allowance	(7,161)	(341)
Net deferred tax assets	384	2,386
Deferred tax liabilities:
Property and equipment	(2,868)	(2,749)
Total deferred tax liabilities	(2,868)	(2,749)
Net deferred tax liability	$(2,484)	$(363)

We do not expect changes to tax bases or effects on our loss carry-forwards as a result from our emergence from bankruptcy on February 10, 2016. At December 31, 2015, we had foreign tax loss carry forwards of approximately $23.0 million which will begin to expire in 2016.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of $0.1 million is included in 2015 income tax expense and interest and penalties of $1.2 million are accrued as of December 31, 2015.

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our unrecognized tax benefits amount is as follows (in thousands):

Gross balance at January 1, 2015	$2,214
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	88
Reductions for tax positions of prior years	—
Expiration of statutes	(40)
Tax settlements	—
Gross balance at December 31, 2015	2,262
Related tax benefits	—
Net balance at December 31, 2015	$2,262

In certain jurisdictions we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply; however, our ability to meet the requirements of the preferential tax regimes may be affected by changes in laws, our business operations and other factors affecting our company and industry, many of which are beyond our control.

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statute of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2008 and forward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

6. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our predecessor company, Vantage Drilling Company. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. Although we cannot predict the outcome of this matter, if the DOJ and/or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements and/or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options. As of December 31, 2015, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year are $3.7 million, $1.8 million, $1.5 million, $1.2 million and $1.1 million for each of the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively, and $3.1 million in the aggregate for the years 2021 and thereafter. Rental expenses for the two years ended December 31, 2015 and 2014 were approximately $14.6 million and $15.2 million, respectively.

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2015, we had purchase commitments of $15.7 million. Our purchase commitments consist of obligations outstanding to external vendors primarily related to materials, spare parts, consumables and related supplies for our drilling rigs.

7. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Prepaid insurance	$1,394	$12,000
Sales tax receivable	8,203	7,846
Income tax receivable	5,398	278
Current deferred tax asset	298	2,126
Other receivables	734	1,468
Other	6,377	4,301
	$22,404	$28,019

Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Drilling equipment	$3,425,738	$3,391,024
Assets under construction	23,421	27,905
Office and technology equipment	29,405	18,333
Leasehold improvements	2,442	1,980
	3,481,006	3,439,242
Accumulated depreciation	(532,619)	(406,674)
Property and equipment, net	$2,948,387	$3,032,568

Other Assets

Other assets consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Deferred financing costs, net	$—	$39,750
Performance bond collateral	3,197	6,600
Deferred certification costs	10,050	7,767
Deferred mobilization costs	8,454	15,715
Deferred income taxes	6	29
Deposits	1,197	1,365
	$22,904	$71,226

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Interest	$1,125	$27,054
Compensation	8,360	21,012
Income taxes payable	8,901	18,268
Other	3,316	6,861
	$21,702	$73,195

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Deferred revenue	$20,247	$72,158
Deferred income taxes	2,787	2,517
Other non-current liabilities	10,215	10,568
	$33,249	$85,243

Transactions with Related Parties

The Company's Consolidated Statement of Operations included the following transactions with related parties for the periods indicated:

	Year Ended December 31,
	2015	2014
	(In thousands)
Reimbursable revenues	$6,212	$9,428
Interest income	27	27
Interest expense	(489)	—
	$5,750	$9,455

The following table summarizes the balances payable to related parties included in the Company's Consolidated Balance Sheet as of the periods indicated:

	December 31,
	2015	2014
	(In thousands)
Accounts payable to related parties, net	$17,340	$156,662
VDC Note	61,477	—
Accrued liabilities	489	—
	$79,306	$156,662

VANTAGE DRILLING INTERNATIONAL

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Business Segment Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of rigs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies and other international exploration and production companies.

We also provide construction supervision services for drilling units owned by others. In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We will receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship. This business represented approximately 1% and 1.6% of our total revenue for the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 32%, 25% and 20% of consolidated revenue for the year ended December 31, 2015. Four customers accounted for approximately 24%, 18%, 17% and 14% of consolidated revenue for the year ended December 31, 2014.

Our revenues by country were as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Congo	$247,415	$—
India	189,973	207,309
U.S.	128,157	—
Gabon	—	207,419
Malaysia	—	165,004
Other countries (a)	206,720	303,172
Total revenues	$772,265	$882,904
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10 percent of total revenues earned.

Our property and equipment, net by country were as follows:

	December 31,
	2015	2014
	(In thousands)
Congo	$582,590	$607,180
India	718,966	746,398
U.S.	—	717,325
South Africa	851,099	—
Other (a)	795,732	961,665
Total property and equipment	$2,948,387	$3,032,568
(a)	Other countries represent countries in which we operate that individually had property equipment, net representing less than 10 percent of total property and equipment.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported, within the time periods required by our debt agreements.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015 and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting because we are a voluntary filer and accordingly we are not required to provide an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at www.vantagedrilling.com in the “Corporate Governance” area. Any waivers from our Code of Business Conduct and Ethics must be approved by our board of directors or a designated board committee. Any amendments to, or waivers from, the Code of Business Conduct and Ethics will be posted on our website and reported pursuant to applicable rules and regulations of the SEC.

Item 11.	Executive Compensation.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the S EC not later than 120 days after the close of our fiscal year ended December 31, 2015.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	List of documents filed as part of this report
3.	Exhibits. We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1

Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement (Incorporated by reference to Exhibit 99.T3E.1 of the Form T-3 filed by Offshore Group Investment Limited with the SEC on December 2, 2015).

3.1

Second Amended and Restated Memorandum and Articles of Association of Offshore Group Investment Limited dated as of December 1, 2015 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.1

Second Amended and Restated Credit Agreement by and between Offshore Group Investment Limited, certain subsidiaries thereof as Guarantors, the lenders from time to time party thereto as Lenders and Royal Bank of Canada as Administrative Agent and Collateral Agent, dated as of February 17, 2016 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.2

Second Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Offshore Group Investment Limited 2016 Management Incentive Plan by and between Offshore Group Investment Limited, its executive officers and certain other employees dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.4

Form of Restricted Stock Unit Award Agreement (Performance-Based) between Offshore Group Investment Limited and each Participant (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.5

Form of Restricted Stock Unit Award Agreement (Time-Based) between Offshore Group Investment Limited and each Participant (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.6	Form of Petrobras Litigation Award Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)
10.7	Form of Petrobras Litigation Letter (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)
10.8

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Paul A. Bragg, dated February 10, 2016 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.9

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas G. Smith, dated February 10, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.10

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas W. Halkett, dated February 10, 2016 (Incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.11

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and William L. Thomson, dated February 10, 2016 (Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

Exhibit No.	Description
10.12

Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Nicolas J. Evanoff, dated February 10, 2016 (Incorporated by reference to Exhibit 10.12 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

21.1	Subsidiaries of Vantage Drilling International (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— XBRL Instance Document (Filed herewith)
101.SCH	— XBRL Schema Document (Filed herewith)
101.CAL	— XBRL Calculation Document (Filed herewith)
101.DEF	— XBRL Definition Linkbase Document (Filed herewith)
101.LAB	— XBRL Label Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ Douglas G. Smith
Name:	Douglas G. Smith
Title:	Chief Financial Officer and Treasurer
Date:	March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Douglas G. Smith	Chief Financial Officer and Treasurer (Principal Executive, Financial and Accounting Officer)	March 30, 2016
Douglas G. Smith

/s/ Thomas R. Bates, Jr.	Chairman and Director	March 30, 2016
Thomas R. Bates, Jr.

/s/ Nils E. Larsen	Director	March 30, 2016
Nils E. Larsen

/s/ L. Spencer Wells	Director	March 30, 2016
L. Spencer Wells

/s/ Esa Ikaheimonen	Director	March 30, 2016
Esa Ikaheimonen

/s/ Scott McCarty	Director	March 30, 2016
Scott McCarty

/s/ Matthew Bonanno	Director	March 30, 2016
Matthew Bonanno

EXHIBIT INDEX

Exhibit No.	Description
2.1

Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement (Incorporated by reference to Exhibit 99.T3E.1 of the Form T-3 filed by Offshore Group Investment Limited with the SEC on December 2, 2015).

3.1

Second Amended and Restated Memorandum and Articles of Association of Offshore Group Investment Limited dated as of December 1, 2015 (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.1

Second Amended and Restated Credit Agreement by and between Offshore Group Investment Limited, certain subsidiaries thereof as Guarantors, the lenders from time to time party thereto as Lenders and Royal Bank of Canada as Administrative Agent and Collateral Agent, dated as of February 17, 2016 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.2

Second Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Offshore Group Investment Limited 2016 Management Incentive Plan by and between Offshore Group Investment Limited, its executive officers and certain other employees dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.4

Form of Restricted Stock Unit Award Agreement (Performance-Based) between Offshore Group Investment Limited and each Participant (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.5

Form of Restricted Stock Unit Award Agreement (Time-Based) between Offshore Group Investment Limited and each Participant (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.6	Form of Petrobras Litigation Award Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)
10.7	Form of Petrobras Litigation Letter (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)
10.8

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Paul A. Bragg, dated February 10, 2016 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.9

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas G. Smith, dated February 10, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.10

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas W. Halkett, dated February 10, 2016 (Incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.11

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and William L. Thomson, dated February 10, 2016 (Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.12

Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Nicolas J. Evanoff, dated February 10, 2016 (Incorporated by reference to Exhibit 10.12 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

21.1	Subsidiaries of Vantage Drilling International (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

Exhibit No.	Description
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— XBRL Instance Document (Filed herewith)
101.SCH	— XBRL Schema Document (Filed herewith)
101.CAL	— XBRL Calculation Document (Filed herewith)
101.DEF	— XBRL Definition Linkbase Document (Filed herewith)
101.LAB	— XBRL Label Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)