Form 10-K/A
period 2015-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2016-04-29
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 *

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of the registrant’s ordinary shares outstanding as of April 22, 2016 was 5,000,053 shares.

*	The Company is not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has agreed under the terms of a shareholders’ agreement and certain of its debt instruments to make filings voluntarily.

EXPLANATORY NOTE

Vantage Drilling International is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 22, 2016 and certain other information about them are set forth below:

Name	Age	Position
Thomas Bates (1)	66	Chairman of the Board of Directors
Matthew Bonanno (2)	37	Director
Esa Ikaheimonen(1)	52	Director
Nils E. Larsen (1)	45	Director
Scott McCarty (2)	42	Director
L. Spencer Wells (2)	45	Director
Douglas G. Smith	47	Chief Financial Officer and Treasurer
Douglas W. Halkett	54	Chief Operating Officer
Edward G. Brantley	61	Chief Accounting Officer and Controller
Michael R.C. Derbyshire	62	Vice President – Marketing
William L. Thomson	45	Vice President – Technical Services, Supply Chain & Projects
Linda J. Ibrahim	45	Vice President of Tax and Governmental Compliance
Robert Tamburrino	59	Chief Restructuring Officer

(1)	Member of our Audit Committee as of April 11, 2016.
(2)	Member of our Compensation Committee as of April 11, 2016.

Board of Directors

Thomas Bates has served as our Chairman of the Board since February 10, 2016. Qualifications and Experience: Dr. Bates has over 40 years of operational experience in the oil and gas industry, having held executive leadership positions at several major energy companies. He is currently an adjunct professor and co-chair of the advisory board for the Energy MBA Program at the Neeley School of Business at Texas Christian University in Fort Worth. Dr. Bates joined Lime Rock Management LP, an energy focused private equity firm, as managing director in 2001 and became a senior advisor of the firm in 2010 before retiring in 2013. Dr. Bates previously served as group president at Baker Hughes from 1998 through 2000, chief executive officer at Weatherford-Enterra from 1997 to 1998, and spent 15 years in management positions at Schlumberger, finishing as president of the Anadrill division where he was responsible for the introduction of new products and technologies. Dr. Bates began his career at Shell Oil Company. Through his experience in both energy and oilfield service companies, Dr. Bates provides significant insight into management and corporate strategy, including audit committee matters, that we believe are essential for growing the Company. His experience in private equity provides valuable entrepreneurial insight. Additionally, Dr. Bates has significant experience sitting on compensation and audit committees providing us with insight into corporate governance and other matters. Education: Dr. Bates has a doctorate in mechanical engineering from the University of Michigan.

Directorships for the past five years: Independence Contract Drilling (Chairman 2011 to the present), TETRA Technologies (2011 to the present), Alacer Gold Corporation (2014 to the present), Hercules Offshore Company (2004 to 2015; Chairman 2009 to 2015).

Matthew Bonanno has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Bonanno is currently a partner at York Capital Management where he joined in 2010. York Capital Management is a shareholder of the Company. Mr. Bonanno previously worked at the Blackstone Group from 2007 to 2010 where he focused on restructuring, recapitalization and reorganization transactions. Prior to joining the Blackstone Group, Mr. Bonanno worked on financing and strategic transactions at News Corporation from 2003 to 2005 and as an investment banker at JP Morgan and Goldman Sachs. Mr. Bonanno’s significant experience in financing transactions and investing across multiple industries provides us with valuable strategic insight. Education: Mr. Bonanno received a B.A. in History from Georgetown University and an Masters of Business Administration in Finance from the Wharton School of the University of Pennsylvania.

Directorships for the past five years: Rever Offshore AS (2013 to present), Stallion Oilfield Services (2013 to 2015), and ABY Group Holdings (2013 to present).

Esa Ikaheimonen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Ikaheimonen served as the Executive Vice President and Chief Financial Officer of Transocean Ltd., an offshore drilling contractor from 2012 to 2015. He was Senior Vice President and Chief Financial Officer of Seadrill Ltd., an offshore drilling contractor from 2010 to 2012. From 2009 to 2010, Mr. Ikaheimonen served as Executive Vice President and Chief Financial Officer of Poyry PLC, a global consulting and engineering company. Prior to Poyry, he was employed by Royal Dutch Shell for almost 20 years where he held several senior positions including Regional Vice President Finance for Upstream in both Africa and the Middle-East, Finance and Commercial Director in Qatar, and Downstream Finance Director for Scandinavia. Mr. Ikaheimonen’s background and experience provide us with significant managerial insight into the offshore drilling business and strategic focus on our customers. Additionally, Mr. Ikaheimonen has experience sitting on an audit committee which provides insight into financial processes and controls. Education: Mr. Ikaheimonen earned a Master’s Degree in Law from the University of Turku in Finland, specializing in Tax Law and Tax Planning. Mr. Ikaheimonen will serve as chairman of the Audit Committee.

Directorships for the past five years: Transocean Partners, LLC (Chairman 2014 to 2015), and Ahlstrom Plc (2011 to 2015)

Nils E. Larsen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Larsen began working with The Carlyle Group’s U.S. Equity Opportunities Fund in 2013 and is currently an Operating Adviser. Prior to partnering with The Carlyle Group, Mr. Larsen served in a variety of senior executive positions with Tribune Company from 2008 to 2013, including as the President and Chief Executive Officer of Tribune Broadcasting and as the Co-President of Tribune Company. Before joining Tribune Company, Mr. Larsen was employed by Equity Group Investments, LLC from 1995 to 2008 (serving as a Managing Director from 2001 to 2008) and again from 2013 to present, focusing on investments in the media, transportation, energy, retail grocery and member loyalty and rewards sectors. Mr. Larsen started his career at CS First Boston where he focused on the capital requirements and derivative products needs of U.S. financial institutions and non-U.S. based entities. Mr. Larsen has significant governance experience in post-bankrupt entities providing this essential insight to the Company. Education: Mr. Larsen received his A.B. summa cum laude from Bowdoin College.

Directorships for the past five years: Liberty Tire Recycling (Chairman 2015 to present), Rewards Network (2013 to present), Extreme Reach (2015 to present), More FM (2015 to present), Talent Partners (Chairman 2014 to 2015), Media Properties Holdings (2014 to 2016), Classified Ventures (2009 to 2013), Chicago Cubs Baseball Holdings (2009 to 2013), Newsday Holdings (2008 to 2013) and TV Food Network Holdings (2008 to 2013).

Scott McCarty has served as a director of the Company since February 15, 2016. Qualifications and Experience: Mr. McCarty joined Q Investments in 2002 and is currently a partner managing private equity and distressed investment groups within Q Investments. Affiliates of Q Investments are shareholders of the Company. Previously within Q Investments, Mr. McCarty was a portfolio manager. Before joining Q Investments, Mr. McCarty was a captain in the United States Army and worked in the office of U.S. Senator Kay Bailey Hutchison. Mr. McCarty has significant investment experience across industries and working with distressed investments and provides valuable insight to our Board of Directors regarding the structuring of the organization and streamlining operations. Education: Mr. McCarty graduated with a Bachelors of Science degree from the United States Military Academy at West Point, where he was a Distinguished Cadet and recipient of the General Lee Donne Olvey Award, and earned an Masters of Business Administration from Harvard Business School.

Directorships for the past five years: Travelport Worldwide (Compensation Committee 2013-2014), Envirotest Systems Holdings Corp. (2007-2014) and Q-TZG Leasing Holding Ltd (2013 to present).

L. Spencer Wells has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Wells is a founder and partner of Drivetrain Advisors, a provider of fiduciary services to the alternative investment community, with a particular expertise in restructuring and turnarounds. From 2010 to 2013, Mr. Wells served as a senior advisor and partner with TPG Special Situations Partners where he helped manage a $2.5B portfolio of liquid and illiquid distressed credit investments. Mr. Wells served as a partner at Silverpoint Capital from 2002 to 2009 where he managed a $1.3B investment portfolio consisting primarily of stressed and distressed bank loans and bonds focusing on the oil and gas exploration and production, oilfield services, power generation, financial institutions and chemicals industries. He previously served as an analyst on the distressed debt trading desks at Union Bank of Switzerland, Deutsche Bank and Bankers Trust. Mr. Wells’ significant experience in the debt, equity and capital markets provides the Board of Directors with insight into operating the Company following our reorganization plan. Mr. Wells also has significant experience serving on private and public companies’ boards, which gives him insight into matters regarding corporate governance and fiduciary responsibilities. Education: Mr. Wells received his Bachelor of Arts degree from Wesleyan University and his Masters of Business Administration from the Columbia Business School. Mr. Wells will serve as the chairman of the Compensation Committee.

Directorships for the past five years: Center for Music National Service (2011 to 2014), Advanced Emissions Solutions, Inc. (Chairman 2014 to present), Syncora Holdings, Ltd. (2014 to present), Preferred Proppants LLC (2014 to present), Navig8 Crude Tankers, Inc. (2014 to 2015), Alinta Holdings (2013), Affinion Group Holdings, Inc. (Chairman 2015 to present), Global Geophysical Services, Inc. (Chairman 2015 to present), Town Sports International Holdings, Inc. (2015 to present) and Certus Holdings, Inc. and CertusBank, N.A (2014 to present)

Executive Officers

Effective March 21, 2016, Paul A. Bragg resigned as the President, Chief Executive Officer and principal executive officer of the Company. Mr. Bragg also resigned as a member of our Board of Directors. The Company formed an Office of the Chief Executive to take over all duties related to the chief executive officer of the Company, consisting of Douglas G. Smith, Chief Financial Officer and Treasurer of the Company, Douglas W. Halkett, Chief Operating Officer of the Company, and Robert Tamburrino, Chief Restructuring Officer of the Company.

With respect to all of the following officers (other than Mr. Tamburrino), references to offices held by such individuals in the following paragraphgs are to offices with Vantage Drilling Company prior to the effectiveness of the Company’s Chapter 11 bankruptcy proceedings on February 10, 2016 and to offices with the Company after February 10, 2016.

Douglas G. Smith has served as our Chief Financial Officer and Treasurer since November 2007 and has served as a member of the Office of Chief Executive since March 2016. Prior to joining us, Mr. Smith served with Pride as Vice President—Financial Projects from January 2007 to June 2007, as Vice President, Controller and Chief Accounting Officer from May 2004 to December 2006, and Director of Budget and Strategic Planning from March 2003 to May 2004. Mr. Smith is a certified public accountant and has a Bachelor’s of Business Administration and a Masters of Professional Accounting degree from the University of Texas.

Douglas W. Halkett has served as our Chief Operating Officer since January 2008 and has served as a member of the Office of Chief Executive since March 2016. Prior to joining us, Mr. Halkett served with Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2004 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001. Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East. Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985. Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981 and attended the Program for Management Development at Harvard Business School in 2003.

Edward G. Brantley has served as our Chief Accounting Officer and Controller since April 2008. Prior to joining us, Mr. Brantley served as Vice President and Chief Accounting Officer of Transmeridian Exploration Incorporated, an international exploration and production company, from 2005 to 2008. Prior to joining Transmeridian, Mr. Brantley was employed by Pride from 2000 to 2005 where he served in several capacities including Treasurer and Vice President and Chief Accounting Officer. Prior to joining Pride, Mr. Brantley was employed by Baker Hughes, Inc., an international oilfield services provider, for 11 years in various positions including Vice President—Finance of Baker Sand Control and Controller of Baker Hughes Inteq. Mr. Brantley is a certified public accountant and graduated from the University of Mississippi with a B.B.A. in Accounting.

Michael R.C. Derbyshire has served as our Vice President—Marketing since January 15, 2008. Prior to joining us, Mr. Derbyshire served Pride from July 2006 to January 2008 as Regional Marketing & Business Development Manager for Asia Pacific, and was based in Singapore, and from July 1996 to July 2006 as Regional Marketing and Business Development Manager for the Middle East, and was based in Dubai. From 1982 to 1996 Mr. Derbyshire held various management positions with Forasol-Foramer. Mr. Derbyshire began his professional career in the construction industry as a surveyor and served companies such as John Mowlem and Bernard Sunleys, before converting to the oil and gas industry in 1982.

William L. Thomson has served as our Vice President of Technical Services, Supply Chain & Projects since March 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomson worked extensively as a Project Manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Asia, Europe, and the Middle East. Mr. Thomson earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PhD in Oil and Gas Law from the Robert Gordon University in 2006.

Linda J. Ibrahim has served as our Vice President of Tax and Governmental Compliance since February 2015, and has served the Company in various tax roles since 2010. Prior to joining the Company, Ms. Ibrahim was employed by Pride from 2006 to

2010, and PricewaterhouseCoopers LLP from 1999 to 2006, serving client in the energy industry. Ms. Ibrahim holds a Bachelor of Business Administration – Accounting from the University of Houston and is a certified public accountant licensed in the state of Texas.

Robert Tamburrino has served as our Chief Restructuring Officer and a member of the Office of Chief Executive since March 2016. Mr. Tamburrino is an operating partner at Q Investments and has served in board of director and executive positions in its portfolio companies since 2006. Mr. Tamburrino is a certified public account, a graduate of Clarkson University, and has a Master of Business Administration from Columbia University. Q Investments also employs Mr. McCarty, a member of our Board of Directors.

Vantage Energy Services, Inc., one of our wholly-owned subsidiaries, has entered into an Advisory Services Letter with Renegade Swish, LLC (an affiliate of Q Investments) dated April 7, 2016 in which Renegade Swish has agreed to provide to us the services of Mr. Tamburrino on an interim basis as our Chief Restructuring Officer. Mr. Tamburrino reports directly to our Board of Directors and works with the Board and our management (i) to analyze our business plan with a focus on developing a strategy to reduce cash flow losses and reduce overhead and other costs and (ii) to monitor the general progress of our restructuring and assist in its consummation. Either we or Renegade Swish may terminate Mr. Tamburrino’s engagement at any time upon prior written notice. We have agreed to pay Renegade Swish an hourly rate of $765 for Mr. Tamburrino’s services and to reimburse Renegade Swish for all reasonable third party reimbursable expenses.

Arrangement for Nomination of Directors

Each of Messrs. Bates, Bonanno, Ikaheimonen, Larsen, and Wells was appointed to our Board of Directors by the informal ad hoc committee of our pre-petition secured creditors as part of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016. Mr. McCarty was elected to the Board of Directors effective February 15, 2016. Messrs. Bonanno and McCarty represented their respective firms as members of such ad hoc committee.

Section 16(a) Beneficial Ownership Reporting Compliance

As a voluntary filer with the Securities and Exchange Commission, the Company is not currently subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires our directors, certain executive officers, and holders of more than 10% of our ordinary shares to file with the SEC reports regarding their ownership and changes in ownership of our ordinary shares.

Material Changes in Director Nominations Process

Each of Messrs. Bates, Bonanno, Ikaheimonen, Larsen, and Wells was appointed to our Board of Directors by the informal ad hoc committee of our pre-petition secured creditors as part of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016. Mr. McCarty was elected to the Board of Directors effective February 15, 2016. Messrs. Bonanno and McCarty represented their respective firms as members of such ad hoc committee.

There have not been any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (the “Code of Conduct”). Our Code of Conduct is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Vantage Code of Business Conduct and Ethics.” We intend to include on our website any amendments to, or waivers from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the “code of ethics” definition contained in Item 406(b) of Regulation S-K.

Audit Committee

On December 1, 2015, in connection with the commencement of the Company’s Chapter 11 bankruptcy plan, the Board of Directors established the Audit Committee of the Company. The Audit Committee reviews and recommends to the Board of Directors internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. The Audit Committee is also charged with reviewing and approving all related party transactions.

On February 10, 2016, upon the effectiveness of the Company’s Chapter 11 bankruptcy plan, the newly constituted Board of Directors appointed Messrs. Ikaheimonen, Larsen and Bates to the Audit Committee with Mr. Ikaheimonen acting as Chairman of the Audit Committee. Messrs. Ikaheimonen, Larsen and Bates are considered by the Board of Directors to be independent.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is intended to provide an explanation of our executive compensation program with respect to those individuals identified in the Summary Compensation Table below and referred to as our “named executive officers.” Prior to the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, and for the entire 2015 fiscal year, our named executive officers were employed by Vantage Drilling Company, and the Company was a wholly-owned subsidiary of Vantage Drilling Company. This discussion and analysis of the executive compensation program for the 2015 fiscal year includes each named executive officer’s compensation as an officer of Vantage Drilling Company prior to the effectiveness of the Company’s Chapter 11 bankruptcy plan.

Effective March 21, 2016, Paul A. Bragg resigned as our President and Chief Executive Officer and as the principal executive officer of the Company.

Compensation Philosophy and Objectives

Our executive compensation program has reflected the philosophy that executive officers’ compensation should be closely aligned with the long-term interests of shareholders and strongly correlated with both company-wide and individual performance. Accordingly, our executive compensation program placed an emphasis on equity-based incentives and performance based compensation. The key business metrics we have historically considered in establishing targets and measuring the performance of our executive officers have included:

•	Safety performance;

•	Financial performance;

•	Customer satisfaction; and

•	Growth.

The objectives of our executive compensation program have been to attract, retain and motivate experienced, high-quality professionals to meet the long-term interest of our shareholders and to reward outstanding performance. Many of our competitors are larger, more established offshore drilling companies with greater financial resources. In order to compete with other offshore drilling companies, it is essential that we offer compensation to our executive officers competitive with our peer group.

Consistent with our philosophy and objectives, we designed a compensation program which we believed to be competitive with our peer group and have evaluated the mix of compensation between fixed (annual base salary) and performance-based compensation (historically annual cash incentive and long-term incentive plan awards).

The components of our compensation program include:

•	Annual Base Salary. The fixed cash component of our compensation program is used to attract and retain executives at levels intended to be competitive with the peer group.

•	Annual Cash Incentive Awards. This component of our compensation program was an annual cash payment based on our performance relative to the metrics established by the Compensation Committee and the individuals’ performance measured against his individual performance goals.

•	Time-vested Equity Awards. This component of our compensation program consisted of time-vested restricted shares and/or options and was designed to encourage retention and align the executives’ interest with our shareholders.

•	Performance-based Equity Awards. This component of compensation consisted of performance-based restricted shares, options and/or cash and was designed to focus executives’ performance on our business and financial performance which would generate long-term shareholder value.

•	Other Benefits. This component of our compensation program consists primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on assignments outside their home country including expatriate housing, schooling, home airfare and foreign taxes.

On February 10, 2016, the Company’s Board of Directors adopted and approved the Company’s new 2016 Management Incentive Plan (the “2016 MIP”) pursuant to which the Compensation Committee has the ability to grant awards to to employees, directors and consultants of the Company, as determined by the Compensation Committee. Pursuant to the 2016 MIP, the Compensation Committee may grant awards in the form of stock options, restricted stock or restricted stock units or other awards of the Company, subject to vesting conditions determined by the Compensation Committee. As of the effective date of the Company’s Chapter 11 bankruptcy plan, the Company established a pool of restricted stock units with an estimated value of $44.5 million for issuance by the Compensation Committee to certain participants (including members of the Company’s management team to be determined by the Compensation Committee at the time such awards are granted). Such restricted stock units are subject to time-based vesting and performance-based vesting, as determined by the Compensation Committee. Time-based grants vest ratably annually over a four-year period. Performance-based grants will vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company from 1.5X to 4X as tested on the occurrence of a “qualified liquidity event” or, if later, the seventh anniversary of the date the 2016 MIP became effective. Additional awards may be granted by the Compensation Committee as soon as reasonably practicable following the Company’s receipt of proceeds from an arbitration award issued in connection with the Company’s outstanding litigation matter with Petrobras, in an amount equal to 3.25% of the net proceeds (if any) received by the Company pursuant to such litigation. No grants from the 2016 MIP have been made to date.

Compensation Committee

Our Compensation Committee is responsible for determining the compensation of our directors and executive officers as well as establishing our compensation philosophies. The Compensation Committee operates independently of management and annually seeks advice from advisors as it believes is appropriate. The Compensation Committee reviews our compensation program including the allocation of the respective components of compensation.

On February 10, 2016, upon the effectiveness of our Chapter 11 bankruptcy plan, the newly constituted Board of Directors appointed Messrs. Bonanno and Wells to the Compensation Committee and Mr. McCarty was appointed to the Compensation Committee, effective February 15, 2016. Mr. Wells is acting as Chairman of the Compensation Committee.

Benchmarking of Compensation and Compensation Consultant

The Compensation Committee reviews the current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries when it makes compensation-related decisions. Accordingly, the Compensation Committee considers the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the unique aspects of our business and objectives, the Compensation Committee gathers this information as an important part of its compensation-related decision-making process. Due to the downturn in industry conditions, the Compensation Committee froze executive compensation for 2015 and 2016; accordingly, the Compensation Committee did not utilize a compensation consultant for these periods.

Peer Group

The Compensation Committee establishes a peer group used for purposes of evaluating the company’s overall executive compensation levels and a comprehensive view of compensation practices in energy or energy-related businesses that were similar to us in size, market capitalization, revenue, nature of operations, performance and those we compete with directly for employees. The peer group includes:

Atwood Oceanics, Inc.	Ensco plc
Diamond Offshore Drilling	Gulfmark Offshore, Inc.
Gulf Island Fabrication, Inc.	Hornbeck Offshore Services, Inc.
ION Geophysical, Inc.	Noble Corp.
Parker Drilling, Inc.	Rowan Companies
Transocean	Tesco Corp

Role of Executive Officers in Compensation Decisions

The compensation of our former Chief Executive Officer and the other named executive officers was initially established pursuant to the terms of their respective employment agreements. For 2015, no executive officer played a role in evaluating the compensation of the former Chief Executive Officer or the other named executive officers.

Elements of our Compensation Program

As described above, there are five primary elements to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards and, with respect to executives based outside of their home countries, expatriate executive perquisites. These are described in greater detail below.

Annual Base Salary. Due to the depressed market conditions in 2015 and the Company’s restructuring efforts, the salary levels of all officers were frozen. In recognition that their base salaries and overall compensation had been below 75% of the market median for a prolonged period of time, the 2014 base salary for Mr. Bragg was increased from $545,900 to $595,000 and the 2014 base salary for Mr. Smith was increased from $307,400 to $318,000. Despite these increases, Mr. Bragg’s and Mr. Smith’s base salaries and overall compensation remained significantly below the market median. In recognition of the fact that they had not received any salary increases since joining Vantage Drilling Company in 2008, the 2014 base salary for Mr. Halkett was increased from $400,000 to $430,000 and the 2014 base salary for Mr. Thomson was increased from $265,000 to $285,000.

Annual Cash Incentive Awards. For 2015, as market conditions continued to deteriorate and the Company began its restructuring efforts which ultimately resulted in the Company seeking bankruptcy protection, the Board of Directors suspended all annual cash incentive awards. Accordingly, the Former Chief Executive Officer and the other named executive officers received no annual cash incentive awards for 2015.

Time-based and Performance-based Equity Awards. In 2015, our executive officers received a combination of restricted share awards, performance-based awards and other equity-based awards under Vantage Drilling Company’s 2007 Long Term Incentive Plan. The vesting periods for time-based and performance-based awards were four years and three years, respectively. For 2015, 633,332; 200,004; 333,332 and 159,996 time-based awards and 316,668; 99,996; 166,669 and 80,004 performance-based awards were made to Messrs. Bragg, Smith, Halkett, and Thomson, respectively. Due to the significant decline in the value of Vantage Drilling Company’s stock, vesting of the time-based and performance-based awards was suspended. The remaining shares in the long-term incentive plan are subject to Vantage Drilling Company’s liquidation proceedings in the Cayman Islands

2013 Management Incentive Plan. Vantage Drilling Company adopted a Management Incentive Plan (the “2013 MIP”) in 2013. In September 2013, awards under the 2013 MIP were allocated to each of Messrs. Bragg, Smith, Halkett and Thomson in the amount of $400,000, $225,000, $300,000 and $140,000, respectively, and paid in 2014. The Company maintains no further obligation with respect to Vantage Drilling Company’s 2013 MIP.

2010 Executive Retention Plan. Due to the unavailability of shares necessary to make awards to its executive officers, in 2010 Vantage Drilling Company adopted the 2010 Executive Retention Plan (“2010 ERP”), to make awards in line with the recommended amounts included in the executive’s employment agreements.

The total value of the awards made under the 2010 ERP for the following individuals, together with the portion of the award paid in 2014, is as follows:

Name	2010 Award	Paid in 2014
Paul A. Bragg	$1,158,750	$289,687
Douglas G. Smith	$467,363	$116,841
Douglas W. Halkett	$780,000	$195,000
William L. Thomson	$437,250	$109,312

The 2010 ERP expired in 2014; accordingly no awards were paid from the 2010 ERP in 2015.

2016 Compensation Program

Due to the ongoing difficulties in the offshore drilling industry, the Compensation Committee determined that there would be no adjustments to the salaries of the named executive officers. All annual cash incentive plans have been suspended for 2016. The Compensation Committee is still evaluating making allocations and awards pursuant to the 2016 MIP and to date has not made any allocations or grants under than plan. Any cash incentives or awards for 2016 will be at the discretion of the Compensation Committee.

Severance and Other Termination Payments

Executive officers are entitled to receive severance benefits under the terms of their employment agreements. During 2015, the named executive officers were subject to the Company’s change of control policy. The purpose of the change of control policy was to:

•	ensure that the actions and recommendations of our senior management with respect to a possible or actual change of control are in the best interests of the company and our shareholders, and are not influenced by their own personal interests concerning their continued employment status after the change of control; and

•	reduce the distraction regarding the impact of an actual or potential change of control on the personal situation of the named executive officers and other key employees.

In connection with the negotiation of the Amended and Restated Employment Agreements, the economic terms of the change of control policy were incorporated into the Amended and Restated Employment Agreements in order to streamline the provision of severance and related benefits with respect to those executives who are party to those employment agreements.

Employment Agreements. Each of our executive officers has an employment agreement that provides for the immediate vesting of all restricted share and option awards upon termination or following a change of control (other than awards, if any, granted under the 2016 MIP, which awards will be governed by the 2016 MIP). Additionally, each of our executive officers may be entitled to additional severance benefits in the event the officer is terminated following the change of control.

More detailed information about the employment agreements and the possible payouts under the change of control policy is contained in “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”

Other Compensation Policies

Insider trading policy. Our insider trading policy prohibits our directors and executive officers from short-swing trading in, and short sales of, our securities.

Perquisites. We provide our executive officers with a several perquisites which we believe are competitive with those of our peer group, including reimbursement for the cost of an annual physical, and certain expatriate perquisites.

Annual Physical. In light of the importance to the company of our executive officers monitoring and maintaining their health and wellness, we reimburse our executive officers for certain costs associated with obtaining an annual physical. Under this policy, our executive officers, including our named executive officers, are entitled to reimbursement for their out-of-pocket costs for an annual physical, up to an annual maximum of $2,000 each.

Expatriate benefits. Employees, including executive officers, who reside outside of their home country as part of their job responsibilities receive a number of expatriate perquisites that we believe are competitive with those of peer companies engaged in significant international operations. For expatriate executive officers, these perquisites include paid housing and utilities, use of a car (or a car allowance, depending on the location), payment or reimbursement of in-country taxes, business class round trip flights for annual home leave (or in certain circumstances, the estimated cost of such flights for the executives and their families), school tuition expenses for their children, and for certain jurisdictions, a geographic coefficient. These expatriate benefits phase out over a period of time specified for each of our international and domestic locations.

Entertainment Perquisites. We maintained a package of tickets for a variety of entertainment and sporting events for purposes of business entertainment and use in company activities, including employee meetings and team building activities. Where a company use for the tickets has not been scheduled, these tickets were made available to our employees, including our named executive officers, for personal use, and the incremental cost to the company for tickets provided for the personal use of our named executive officers is included below in the Summary Compensation Table.

Other Compensation

We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. Additionally, we also provide a car allowance for each of our executive officers. The car allowance provided for our named executive officers is included below in the “Summary Compensation Table.”

Conclusion

We believe that the levels of compensation and the balance between the elements of compensation are appropriate and provide a direct link to enhancing shareholder value, achieving our mission and business strategy, and advancing the other core principles of our compensation philosophy and objectives, including attracting, motivating and retaining the key talent needed to ensure our long-term success. We will continue to monitor current trends and issues in our competitive landscape and will modify our programs where appropriate.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our former Chief Executive Officer, Chief Financial Officer and our two other most highly compensated executive officers during 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total Compensation ($)
Paul A. Bragg Former Chairman and Chief Executive Officer	2015	595,000	221,666	—	45,327	(3)	861,993
	2014	595,000	1,776,500	1,016,321	67,357	(3)	3,455,178
	2013	545,900	1,484,780	631,988	67,357	(3)	2,730,005

Douglas G. Smith Chief Financial Officer	2015	318,000	70,001	—	24,900	(3)	412,901
	2014	318,000	561,000	442,703	29,934	(3)	1,351,637
	2013	307,400	411,400	259,991	32,977	(3)	1,011,768

Douglas W. Halkett Chief Operating Officer	2015	430,000	116,666	—	255,925	(3)(4)	802,591
	2014	430,000	935,000	632,579	531,608	(3)(4)	2,529,187
	2013	400,000	748,000	380,032	843,476	(3)(4)	2,371,508

William L. Thomson Vice President - Technical Services	2015	285,000	55,999	—	233,571	(3)(4)	574,570
	2014	285,000	448,800	336,946	528,363	(3)(4)	1,599,109
	2013	265,000	374,000	217,221	484,161	(3)(4)	1,340,382

(1)	The amounts shown represent the grant date fair value of restricted share and option awards calculated in accordance with FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing share and option awards, please see “Note 2, Basis of Presentation and Significant Accounting Policies—Share Based Compensation” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	For 2014, reflects payments to each of Messrs. Bragg, Smith, Halkett, and Thomson, respectively, of (i) $566,321, $217,703, $332,579, and $217,221 made in March 2015 pursuant to a 2014 annual cash incentive program, and (ii) $450,000, $225,000, $300,000, and $140,000 pursuant to the 2013 MIP. For 2013, reflects amount paid to each executive in March 2014, pursuant to a 2013 annual cash incentive award programs. Awards under these plans were made to each individual based on the achievement of certain strategic, financial, quality, health and safety, departmental and individual goals established for such individuals.
(3)	For each of Messrs. Bragg, Smith, Halkett and Thompson, reflects the estimated incremental cost to the company for the personal use of entertainment and sporting event tickets in the amounts of $11,427, $0, $5,714, and $5,714 in 2015 and $33,757, $5,334, $5,334 and $0 in 2014, and $32,736, $6,477, $5,549 and $0 in 2013, respectively. With respect to Mr. Bragg and Mr. Smith, respectively, reflects car allowances of $18,000 and $9,000 per year. With respect to Messrs. Bragg, Smith, Halkett and Thomson, reflects the company’s matching contribution to the 401(k) plan for 2015, 2014 and 2013 in the amounts of $15,900, $15,600 and $16,601 for Mr. Bragg, $15,900, $15,600 and $17,500 for Mr. Smith, $15,900, $15,600 and $16,229 for Mr. Halkett and $15,900, $15,600 and $16,229 for Mr. Thomson.
(4)	Additional detail for “All Other Compensation” is provided in the table below:

Name	Year	Housing ($)	Vehicle ($)	Schooling ($)	Home Airfare ($)	Relocation ($)	Taxes Paid ($)(1)	Geographic Coefficient ($)	Total ($)
Douglas W. Halkett	2015	—	18,000	10,000	27,000	—	179,311	—	234,311
	2014	42,216	18,000	10,000	40,296	—	400,162	—	510,674
	2013	62,194	18,000	10,000	22,140	—	709,364	—	821,698

William L. Thomson	2015	36,923	8,901	20,000	39,432	—	106,701	—	211,957
	2014	60,000	4,755	20,000	4,192	—	423,816	—	512,763
	2013	92,179	21,522	41,527	32,791	22,083	248,555	9,275	467,932

(1)	Includes tax preparation fees for each of Messrs. Halkett and Thomson in the amounts of $15,316 and $10,530 in 2015, $2,738 and $2,676 in 2014 and $2,815 and $1,240 in 2013, respectively.

Employment Agreements

We entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with each of our named executive officers, each effective February 10, 2016. The Amended and Restated Employment Agreements supersede the employment agreements (the “Original Agreements”) each of our named executive officers had in place with the company prior to the effective date of our Chapter 11 bankruptcy plan. We entered into the Amended and Restated Employment Agreements primarily for purposes of updating certain terms of our prior arrangements with our named executive officers, including modifications (i) to comply with changes in law, and (ii) to clarify certain terms and definitions. In conjunction with his separation from the Company, we terminated Mr. Bragg’s Amended and Restated Employment Agreement effective March 21, 2016.

The Amended and Restated Employment Agreements provide, in accordance with our existing salary structure and incentive compensation plans, Messrs. Smith, Halkett and Thomson are entitled to annual base salaries of $318,000, $430,000 and $285,000, respectively, with target annual cash incentive awards equal to 75%, 80% and 70%, of their respective salaries. For 2016, due to ongoing market conditions, the Compensation Committee has suspended the annual cash incentive awards.

Subject to adjustments based on market conditions and industry compensation trends, each of the Amended and Restated Employment Agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $750,000 to Mr. Smith, $1,250,000 to Mr. Halkett and $712,500 to Mr. Thomson. The Compensation Committee is still evaluating making awards pursuant to the 2016 MIP.

Under the terms of the Amended and Restated Employment Agreements, each of our named executive officers is prohibited from competing with us or soliciting any of our customers or employees for a period of time following the termination of his employment, the duration of which is based on the circumstances of termination. Additionally, each of the Amended and Restated Employment Agreements provides that upon “retirement” (as such term is defined in the Amended and Restated Employment Agreements) all stock awards granted to the applicable executive through the date of retirement shall vest immediately (other than awards, if any, granted under the 2016 MIP, which awards will be governed by the 2016 MIP).

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause, or in the event of a change of control, each as of December 31, 2015, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination

Compensation Type	Paul A. Bragg (1)	Douglas G. Smith	Douglas W. Halkett	William L. Thomson
Salary (2)	$1,785,000	$636,000	$860,000	$285,000
Non-Equity Incentive Compensation (2)	$1,785,000	$477,000	$688,000	$199,500
Accelerated Vesting of Equity Awards (3)	$0	$0	$0	$0

Total	$3,750,000	$1,113,000	$1,548,000	$484,500

Termination Following a Change of Control

Salary (4)	$1,785,000	$954,000	$1,290,000	$570,000
Non-Equity Incentive Compensation (4)	$1,785,000	$715,500	$1,032,000	$399,000
Accelerated Vesting of Equity Awards (3)	$0	$0	$0	$0

Total	$3,750,000	$1,669,500	$2,322,000	$969,000

(1)	Effective March 21, 2016, Mr. Bragg resigned as a named executive officer of the Company. The Company is currently in discussions with Mr. Bragg regarding his severance arrangements.
(2)	Reflects payments equal to three years of annual salary and target non-equity incentive compensation in the case of Mr. Bragg, two years of annual salary and target non-equity incentive compensation in the case of Messrs. Smith and Halkett and one year of annual salary and target non-equity incentive compensation in the case of Mr. Thomson.
(3)	Under the terms of their employment agreements, each of our named executive officers is entitled to receive immediate vesting of all restricted share and option awards upon termination without cause, termination by the executive with good reason or upon a change of control. Additionally, under the terms of our performance-unit awards, awards will vest at the target amount upon a change of control. At December 31, 2015, the named executive officers held unvested shares of Vantage Drilling Company valued at the closing price of $0.00 per share on such date.
(4)	Reflects payments equal to three years of annual salary and target non-equity incentive compensation for Messrs. Bragg, Smith and Halkett, and two years of salary and target non-equity incentive compensation for Mr. Thomson, payable pursuant to the terms of their respective employment agreements.

Pursuant to the Amended and Restated Employment Agreements, upon a termination without “cause” or by the executive for “good reason”, the named executive officers are eligible to receive severance payments based on a multiple of the applicable executive officer’s base salary and target annual bonus for the year of termination. Cash payments are payable in accordance with the Company’s regular payroll cycle over the applicable severance period, except in the case of a termination in connection with a change of control, in which case the payments are made in a lump sum within sixty days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary, bonus and the value of any equity awards. In the event of an executive’s disability, his employment will continue for one year from the date of disability. In addition, assuming the employment of any of our named executive officers was to be terminated “without cause”, for “good reason”, or “constructive[ly] terminated without cause”, or in the event of a “change of control” (as each such term is defined in the employment agreements), they would be entitled to accelerated vesting of all options and share awards (other than awards, if any, granted under the 2016 MIP, which awards will be governed by the 2016 MIP).

During the executive’s employment and for a period of (a) one year following a termination (or, with respect to the non-competition restriction, a period of time not to exceed two years following a termination during which the executive receives any payment of base salary from the Company) without cause, for good reason, constructive termination without cause or a termination in connection with a change of control or (b) two years following a termination due to retirement, the executive cannot work anywhere in the specified geographic region, and directly or indirectly:

(i) perform services for, have any ownership interest in, or participate in any business that engages or participates in a competing business purpose;

(ii) induce or attempt to induce any customer or client or prospective customer or client whom the executive dealt with or solicited while employed by us during the last twelve months of his employment; or

(iii) solicit, attempt to hire, or have any person employed by us work for the executive or for another entity, firm, corporation or individual.

Outstanding Equity Awards at Year End

The vesting of outstanding equity awards provided to our executive officers by Vantage Drilling Company was suspended prior to December 31, 2015 as the trading value of the shares of Vantage Drilling Company was below the administrative costs of vesting the awards. No awards have been issued to date from the 2016 MIP.

Director and Consultant Compensation Paid to John C. G. O’Leary

In May 2012, Vantage Drilling Company entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary was a member of Vantage Drilling Company’s Board of Directors until the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016. We assumed the obligations under this consulting agreement effective as of February 10, 2016. The consulting agreement, as amended, has a monthly consulting fee of $30,000 and entitles Mr. O’Leary to participate in our benefit and executive compensation programs. Additionally, Mr. O’Leary may also be entitled to receive a transaction fee equal to 1.0% of the value of any transaction he originates or to which he significantly contributes, subject to a final determination by our Board of Directors. The aggregate amount that Mr. O’Leary may earn under the consulting agreement is limited to $2 million per year. The 2012 consulting agreement is scheduled to terminate on April 30, 2016 and will not be renewed.Under the terms of the consulting agreement, Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees from other parties on transactions with us. Mr. O’Leary did not originate any transactions in 2013, 2014, or 2015 that resulted in the payment of a transaction fee.

The following table indicates the compensation received by Mr. O’Leary from Vantage Drilling Company during 2013, 2014 and 2015 pursuant to the terms of the consulting agreement, as amended, including all compensation paid under the terms of Vantage Drilling Company’s long-term incentive plan and annual cash incentive award plan.

Year	Consulting Fees ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($)	Total Compensation ($)
2015	360,000	94,500	—	—	—	454,500
2014	360,000	589,050	—	401,148	—	1,350,198
2013	360,000	504,900	—	371,001	—	1,181,901

(1)	For 2014, reflects payment of $261,158 paid in March 2014 under Vantage Drilling Company’s annual cash incentive award program, as well as the payment of $140,000 pursuant to the 2013 MIP. For 2013, reflects amounts paid pursuant to Vantage Drilling Company’s 2013 annual cash incentive award program.

Mr. O’Leary has provided us with guidance on business opportunities at shipyards around the world, and assisted us in identifying unique rig contracting and collaborative opportunities with strategic partners. We believe that the monthly consulting fee paid to, and the terms of the consulting agreement with, Strand Energy are no less favorable than could have been obtained from a non-affiliated third party. In effect, Mr. O’Leary filled the roles of an executive responsible for our business development and strategic planning roles. Without retaining his services, we believe it would have been essential to recruit one or more senior executives to assist us with business development and strategic planning opportunities.

We considered Strand Energy’s consulting services in connection with our business and strategic development to be commensurate with the skill, specialized knowledge and professional contacts possessed by our Chief Executive Officer and Chief Operating Officer. On this basis, and in line with the compensation arrangements for these other executive officers, we established Strand Energy’s salary, share awards and non-equity incentive plan compensation.

Director Compensation

The members of the Company’s current Board of Directors were each elected as directors effective February 10, 2016, upon the effectiveness of the Company’s Chapter 11 bankruptcy plan The Board of Directors has approved compensation for independent board members consisting of $133,333 of annual cash compensation and $66,667 of stock awards. Additionally, each independent board member shall receive $2,000 for each board or committee meeting attended in-person and $1,000 for each board or committee meeting attended telephonically. The Chairman of the Board of Directors will receive an additional $50,000 of annual cash consideration and the Chairman of the Audit Committee and Chairman of the Compensation Committee will each receive an additional $10,000 of annual cash consideration. The cash consideration will be paid quarterly in arrears. The board members currently determined to be independent for purposes of receiving compensation are Messrs. Bates, Ikaheimonen, Larsen, and Wells.

All of the directors are reimbursed for reasonable, necessary and documented travel, subsistence, and other related expenses incurred in connection with the performance of their official board duties.

Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, that might incorporate future filings, including this report, in whole or in part, the following Report of the Compensation Committee shall not be deemed to be “Soliciting Material,” is not deemed “filed” with the SEC and shall not be incorporated by reference into any filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to the Form 10K.

By the Compensation Committee of the Board of Directors,

L. Spencer Wells, Chair
Matthew Bonanno
Scott McCarty

Compensation Committee Interlocks and Insider Participation

None of the current members of our Compensation Committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a director or member of the Compensation Committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as one of our directors or a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 22, 2016, except as noted below, by (i) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (ii) each director, nominee for director and named executive officer, and (iii) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 22, 2016.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
York Funds (3)	798,724	15.97%
Vantage Drilling Company (4)	655,094	13.10%
Anchorage Funds (5)	472,188	9.44%
GoldenTree Funds (6)	365,963	7.32%
Knighthead Funds (7)	348,764	6.98%
Q Funds (8)	252,799	5.06%
Directors and named executive officers:
Matthew Bonanno (9)	—	—
Scott McCarty (10)	—	—
Thomas Bates	—	—
Esa Ikaheimonen	—	—
Nils E. Larsen	—	—
L. Spencer Wells	—	—
Paul A. Bragg (11)	—	—
Douglas W. Halkett	—	—
Douglas G. Smith	—	—
William L. Thomson	—	—
All directors and executive officers as a group (13 persons)	—	—

(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.
(2)	Based on 5,000,053 ordinary shares outstanding as of April 22, 2016. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)	Includes (i) 269,396 ordinary shares held of record by York Global Finance BDH, LLC of which York Global Finance Manager, LLC is the manager; (ii) 176,755 ordinary shares held of record by York Credit Opportunities Investments Master Fund, L.P. of which York Credit Opportunities Domestic Holdings, LLC is the general partner; (iii) 171,014 ordinary shares held of record by York Credit Opportunities Fund, L.P. of which York Credit Opportunities Domestic Holdings, LLC is the general partner; (iv) 848 ordinary shares held of record by dbX-Event Driven 2 Fund of which York Managed Holdings, LLC is the investment manager; (v) 7,393 ordinary shares held of record by Fidelis York Fund, L.P. of which Dinan Management, L.L.C. is the general partner; (vi) 3,593 ordinary shares held of record by Jorvik Multi-Strategy Master Fund, L.P. of which Dinan Management, L.L.C. is the general partner; (vii) 98,496 ordinary shares held of record by York Multi-Strategy Master Fund, L.P. of which Dinan Management, L.L.C. is the general partner; (viii) 68,030 ordinary shares held of record by York Capital Management, L.P. of which Dinan Management, L.L.C. is the general partner; and (ix) 3,199 ordinary shares held of record by P York IE, a fund of Permal Managed Account Platform ICAV of which York Managed Holdings, LLC is the investment advisor. The managing member or senior managing member, as the case may be, of each of the funds described in this footnote 3 is York Capital Management Global Advisors, LLC. James G. Dinan is the chairman and controls York Capital Management Global Advisors, LLC. York Global Finance Manager, LLC, York Credit Opportunities Domestic Holdings, LLC, York Managed Holdings, LLC, Dinan Management, L.L.C., York Capital Management Global Advisors, LLC, and James G. Dinan may be deemed to beneficially own the ordinary shares held by the respective fund over which they serve as manager, general partner, investment manager or investment advisor, as the case may be. York Global Finance Manager, LLC, York Credit Opportunities Domestic Holdings, LLC, York Managed Holdings, LLC, Dinan Management, L.L.C., York Capital Management Global Advisors, LLC, and James G. Dinan, as the case may be, each disclaim beneficial ownership of such ordinary shares except to the extent of their pecuniary interests therein. A partner of York Capital Management Global Advisors, LLC, Matthew Bonanno, is currently on the board of directors of Vantage Drilling International. The business address for each of the funds named in this footnote 3 is 767 5th Avenue, 17th Floor, New York, NY 10153.
(4)	The business address of Vantage Drilling Company is c/o KPMG, P.O. Box 493, Century Yard, Cricket Square, Grand Cayman KY1-1106, Cayman Islands.
(5)	Includes (i) 7,889 ordinary shares held of record by PCI Fund LLC (“PCI”) and (ii) 464,299 ordinary shares held of record by Anchorage Capital Master Offshore, Ltd. (“ACMO” and, together with PCI, the “Anchorage Funds”). Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Capital Group”), the investment advisor to the Anchorage Funds. Mr. Kevin Ulrich (“Mr. Ulrich”) is the Chief Executive Officer of Capital Group and the senior managing member of Management. Management, Capital Group and Mr. Ulrich may be deemed to beneficially own the ordinary shares held by the Anchorage Funds. Management, Capital Group and Mr. Ulrich each disclaim beneficial ownership of such ordinary shares except to the extent, if any, of its or his pecuniary interests therein. The business address for each of the funds named in this footnote 5 is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.
(6)

Includes (i) 43,011 ordinary shares held of record by GoldenTree 2004 Trust; (ii) 70,983 ordinary shares held of record by GoldenTree Distressed Master Fund 2014 Ltd.; (iii) 11,395 ordinary shares held of record by GoldenTree Distressed Fund 2014 LP; (iv) 3,841 ordinary shares held of record by GoldenTree E Distressed Debt Master Fund II LP; (v) 291 ordinary shares held of record by GoldenTree E Distressed Debt Fund II LP; (vi) 13,154 ordinary shares held of record by GoldenTree Entrust Master Fund SPC on behalf of and for the account of Segregated Portfolio I; (vii) 13,727 ordinary shares held of record by GoldenTree Master Fund II, Ltd.; (viii) 145,880 ordinary shares held of record by GoldenTree Master Fund, Ltd.; (ix) 31,010 ordinary shares held of record by GN3 SIP Limited; (x) 1,172 ordinary shares held of record by GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, L.P.; (xi) 7,110 ordinary shares held of record by GT NM, L.P.; (xii) 4,419 ordinary shares held of record by San Bernardino County Employees Retirement Association; (xiii) 12,917 ordinary shares held of record by Gold Coast Capital Subsidiary X Limited; and (xiv) 7,053 ordinary shares held of record by Stellar Performer Global Series: Series G- Global Credit. The investment manager for each of the funds named in this footnote 6 is GoldenTree Asset Management LP (“GTAM LP”). GoldenTree Asset Management LLC (“GTAM LLC”) is the general partner of GTAM LP. The Chief Investment Officer of GTAM LP is Mr. Steven A. Tananbaum, who is also Managing Member of GTAM LLC. GTAM LP, GTAM LLC and Mr. Tananbaum may be deemed to beneficially own the ordinary shares held by each of the funds named in this footnote 6. GTAM LP, GTAM LLC and Mr. Tananbaum each disclaim beneficial ownership of such ordinary shares except to the extent of their pecuniary interests therein. The business address for each of the funds named in this footnote 6 is 300 Park Avenue, 21st Floor, New York, NY 10022.
(7)	Includes (i) 25,191 ordinary shares held of record by Knighthead Annuity and Life Assurance Company (“Knighthead Annuity”) on whose behalf, its investment advisor, Knighthead Capital Management, LLC (“Knighthead Capital”), has full discretion to make investment decisions; (ii) 26,127 ordinary shares held of record by Knighthead (NY) Fund, LP (“Knighthead NY”) of which Knighthead (NY) GP, LLC (“Knighthead NY GP”) is the general partner; (iii) 296,364 ordinary shares held of record by Knighthead Master Fund LP (“Knighthead Master”) of which Knighthead GP, LLC (“Knighthead GP”) is the general partner; and (iv) 1,082 ordinary shares held of record by LMA SPC for and on behalf of the MAP 84 Segregated Portfolio (“MAP84” and, together with Knighthead Annuity, Knighthead NY, and Knighthead Master, the “Knighthead Funds”). Knighthead Capital is the investment advisor for the Knighthead Funds, and the managing members of Knighthead Capital are Thomas Wagner and Ara Cohen (collectively the “Knighthead Managers”). Knighthead Capital, Knighthead GP, Knighthead NY GP and each of the Knighthead Managers may be deemed to beneficially own the ordinary shares held by the respective fund over which they serve as investment advisor or general partner, as the case may be. Knighthead Capital, Knighthead GP and Knighthead NY GP, as the case may be, disclaim beneficial ownership of such ordinary shares. The business address for each of the Knighthead Funds is 1140 Avenue of the Americas, 12th Floor, New York, NY 10036.
(8)	Includes (i) 176,517 ordinary shares held of record by Amalgamated Gadget, L.P. (“Amalgamated”) for and on behalf of R2 Investments, LDC (“R2”) pursuant to an investment management agreement; pursuant to such agreement, Amalgamated has sole voting and dispositive power of R2’s shares, and R2 has no beneficial ownership of such shares; Amalgamated is controlled by its general partner, Scepter Holdings, Inc. (“Scepter”), which is controlled by Geoffrey P. Raynor; (ii) 7,428 ordinary shares held of record by Prufrock Offshore, L.P. (“Prufrock Offshore”) for and on behalf of R3, Ltd. (“R3”) pursuant to an investment management agreement; pursuant to such agreement, Prufrock Offshore has sole voting and dispositive power of R3’s shares, and R3 has no beneficial ownership of such shares; Prufrock Offshore is controlled by its general partner, J Alfred Offshore, LLC, which is controlled by Geoffrey P. Raynor; (iii) 9,894 ordinary shares held of record by Worldwide Sprockets, L.P. (“Sprockets”) for and on behalf of R4, Ltd. (“R4”) pursuant to an investment management agreement; pursuant to such agreement, Sprockets has sole voting and dispositive power of R4’s shares, and R4 has no beneficial ownership of such shares; Sprockets is controlled by its general partner, Excalibur Worldwide, LLC, which is controlled by Geoffrey P. Raynor; (iv) 1,490 ordinary shares held of record by Prufrock Offshore for and on behalf of High Octane, Ltd (“HO”) pursuant to an investment management agreement; pursuant to such agreement, Prufrock Offshore has sole voting and dispositive power of HO’s shares, and HO has no beneficial ownership of such shares; Prufrock Offshore is controlled by its general partner, J Alfred Offshore, LLC, which is controlled by Geoffrey P. Raynor; (v) 11,961 ordinary shares held of record by Star Spangled Sprockets, L.P. (“SSS”) as general partner of Q4 Funding, L.P.; the general partner of SSS is Excalibur Domestic, LLC, which is controlled by Geoffrey P. Raynor; (vi) 2,765 ordinary shares held of record by Prufrock Onshore, L.P. (“Prufrock Onshore”) as general partner of Q Funding III, L.P.; the general partner of Prufrock Onshore is J Alfred Onshore, LLC, which is controlled by Geoffrey P. Raynor; and (vii) 42,744 ordinary shares held of record by Scepter as general partner of Acme Energized, L.P. Renegade Swish, LLC, an affiliate of each of the funds named in this footnote 8, employs both a current member of the Board of Directors of Vantage Drilling International, Mr. Scott McCarty, and the Chief Restructuring Officer of Vantage Drilling International, Mr. Robert Tamburrino. The business address of each of the beneficial owners named in this footnote 8 is 301 Commerce Street, Suite 3200, Fort Worth, Texas 76102.
(9)	Does not include 798,724 ordinary shares held by the York Funds. Mr. Bonanno, a partner of York Capital Management Global Advisors, LLC, is currently on our Board of Directors. Mr. Bonanno disclaims beneficial ownership of any shares owned directly or indirectly by the York Funds.
(10)	Does not include 252,799 ordinary shares held by the Q Funds. Mr. McCarty, currently on our Board of Directors, is employed by Renegade Swish LLC, an affiliate of each of the Q Funds listed in footnote (8). Mr. McCarty disclaims beneficial ownership of any shares owned directly or indirectly by the Q Funds.
(11)	Effective March 21, 2016, Mr. Bragg resigned as the President, Chief Executive Officer and principal executive officer of the Company, and as a director of the Company.

Equity Compensation Plan Information

Equity awards were made in 2015 pursuant to the Vantage Drilling Company 2007 Long Term Incentive Plan. Due to the significant decline in the value of Vantage Drilling Company’s stock, vesting of the time-based and performance-based awards was suspended. The remaining shares in the long-term incentive plan are subject to Vantage Drilling Company’s liquidation proceedings in the Cayman Islands. We currently have no awards issued pursuant to the 2016 MIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

In the ordinary course of our business, we may enter into transactions with our directors, officers and 5% or greater shareholders.

Consulting Agreement with John C.G. O’Leary

In May 2012, Vantage Drilling Company entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary was a member of Vantage Drilling Company’s Board of Directors until the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016. We assumed the obligations under this consulting agreement effective as of February 10, 2016. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we pay Strand Energy a monthly consulting fee of $30,000. Additionally, under the terms of the consulting agreement, Mr. O’Leary is entitled to participate in our benefit and executive compensation programs, and Mr. O’Leary may also be entitled to receive a transaction fee equal to 1.0% of the value of any transaction he originates or to which he significantly contributes, subject to a final determination by the Board of Directors. The agreement will terminate on April 30, 2016 and will not be renewed. Mr. O’Leary remains free to perform certain consulting work for other companies and is eligible to receive fees on transactions with us where he has performed consulting services for the other parties to the transaction. For more information, see “Item 11. Executive Compensation–Director and Consultant Compensation Paid to John C.G. O’Leary.”

Registration Rights Agreement

On February 10, 2016, in connection with the effectiveness of our Chapter 11 bankruptcy plan, we entered into a registration rights agreement with certain of our holders (the “Registration Rights Agreement”), which provides the holders party thereto certain registration rights. Certain of the holders party to the Registration Rights Agreement are affiliates of Renegade Swish, LLC, which employs both a current member of the Board of Directors of the Company, Mr. Scott McCarty, and the Chief Restructuring Officer of the Company, Mr. Robert Tamburrino. The managing member or senior managing member of certain other holders party to the Registration Rights Agreement is York Capital Management Global Advisors, LLC. A partner of York Capital Management Global Advisors, LLC, Matthew Bonanno, is currently on the Board of Directors of the Company.

The Registration Rights Agreement provides for the registration of certain securities of the Company issued to any holder or subsequently acquired in the open market by any holder and requires the Company to file a shelf registration statement on or prior to the ninetieth day following the date on which our Chapter 11 bankruptcy plan becomes effective, and to include such securities each holder party thereto requests inclusion therein, subject to certain exceptions, conditions and limitations. These registration rights include Form S-3 registration rights, demand registration and piggyback registration rights, subject, in each case, to the terms and conditions identified in the Registration Rights Agreement. The Company has agreed to pay all registration expenses under the Registration Rights Agreement and agreed to indemnify the holders party thereto against certain liabilities.

Our Policies Regarding Review, Approval or Ratification of Related-Party Transactions

The Audit Committee is responsible for approving related party transactions. The Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflict of interest situations. Such transactions must be approved by the Audit Committee prior to consummation.

Director Independence

To evaluate the independence of individual directors, the Board of Directors has elected to use the definition of independence as defined by the NYSE MKT. The Board of Directors has determined that the following members are independent: Messrs. Bates, Ikaheimonen, Larsen and Wells. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services

Independent Public Accountant Fees

UHY LLP (“UHY”) served as Vantage Drilling Company’s independent registered public accounting firm until UHY resigned on December 1, 2014, the date on which BDO USA, LLP (“BDO”) acquired the Texas practice of UHY. BDO was engaged as Vantage Drilling Company’s independent registered public accounting firm on December 1, 2014 and as the Company’s independent registered public accounting firm on January 15, 2016. For the years ended December 31, 2014 and 2015, BDO and UHY billed the fees set forth below:

Fees	Year Ended December 31, 2014		Year Ended December 31, 2015
	UHY	BDO	BDO
Audit Fees (1)	$270,492	$400,602	$548,824
Audit-Related Fees (2)	26,844	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total Fees	$297,336	$400,602	$548,824

(1)	Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports and other related services, including registration statements.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions and audit of benefit plans.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings. All services provided by UHY and BDO during the years ended December 31, 2014 and December 31, 2015 were pre-approved by either the Audit Committee of Vantage Drilling Company or our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

3. Exhibits. We hereby file as part of this Amendment No. 1 to Annual Report on Form 10-K of the Exhibits listed on the attached Exhibit Index.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ DOUGLAS G. SMITH
Name:	Douglas G. Smith
Title:	Chief Financial Officer and Treasurer
Date:	April 29, 2016

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)