Form 10-Q
period 2016-03-31
VANTAGE DRILLING INTERNATIONAL
filed 2016-05-13
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: Not Applicable

VANTAGE DRILLING INTERNATIONAL

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 800

Houston, TX 77056

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (281) 404-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The number of Vantage Drilling International ordinary shares outstanding as of April 30, 2016 is 5,000,053 shares.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐    No  ☒

* The Company is not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has agreed under the terms of a shareholders’ agreement and certain of its debt instruments to make filings voluntarily on Form 10-Q.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are included throughout this Quarterly Report, including under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Quarterly Report.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

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

Many of these factors are beyond our ability to control or predict. Any, or a combination, of these factors could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in filings we may voluntarily make with the Securities and Exchange Commission

(the “SEC”), which may be obtained by contacting us or the SEC. These filings are also available through our website at www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval system (EDGAR) at www.sec.gov. The contents of our website are not part of this Quarterly Report.

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling International (formerly known as Offshore Group Investment Limited) and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except par value information)

(Unaudited)

	Successor	Predecessor
	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$249,201	$203,420
Restricted cash	1,000	-
Trade receivables	51,668	70,722
Inventory	44,463	64,495
Prepaid expenses and other current assets	20,167	22,106
Total current assets	366,499	360,743
Property and equipment
Property and equipment	898,586	3,481,006
Accumulated depreciation	(11,997)	(532,619)
Property and equipment, net	886,589	2,948,387
Other assets	9,872	23,050
Total assets	$1,262,960	$3,332,180

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	$41,256	$49,437
Accrued liabilities	38,757	21,702
Current maturities of long-term debt	1,430	—
VDC note payable	—	61,477
Total current liabilities	81,443	132,616
Long–term debt, net of discount of $140,073 and $0	825,040	—
Other long-term liabilities	11,528	33,097
Liabilities subject to compromise	—	2,694,456
Commitments and contingencies (Note 8)
Shareholder's equity
Predecessor ordinary shares, $0.001 par value, 50 million shares authorized; one thousand shares issued and outstanding	—	—
Predecessor additional paid-in capital	—	595,119
Successor ordinary shares, $0.001 par value, 50 million shares authorized; 5,000 shares issued and outstanding	5	—
Successor additional paid-in capital	373,972	—
Accumulated deficit	(29,028)	(138,363)
Total VDI shareholder's equity	344,949	456,756
Noncontrolling interests	—	15,255
Total equity	344,949	472,011
Total liabilities and equity	$1,262,960	$3,332,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended March 31, 2015
Revenue
Contract drilling services	$24,059	$20,891	207,981
Management fees	959	752	1,881
Reimbursables	4,768	1,897	10,659
Total revenue	29,786	23,540	220,521
Operating costs and expenses
Operating costs	27,439	25,213	95,350
General and administrative	9,168	2,558	5,990
Depreciation	12,076	10,696	31,623
Total operating costs and expenses	48,683	38,467	132,963
Income (loss) from operations	(18,897)	(14,927)	87,558
Other income (expense)
Interest income	6	3	12
Interest expense and other financing charges (contractual interest of $23,219 for the period from January 1, 2016 to February 10, 2016)	(10,650)	(1,728)	(46,119)
Gain on debt extinguishment	—	—	10,825
Other, net	1,834	(69)	(151)
Reorganization items	(154)	(452,923)	—
Total other income (expense)	(8,964)	(454,717)	(35,433)
Income (loss) before income taxes	(27,861)	(469,644)	52,125
Income tax provision	1,167	2,371	29,289
Net income (loss)	(29,028)	(472,015)	22,836
Net income (loss) attributable to noncontrolling interests	—	(969)	190
Net income (loss) attributable to VDI	$(29,028)	$(471,046)	$22,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,028)	$(472,015)	$22,836
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	12,076	10,696	31,623
Amortization of debt financing costs	76	—	2,127
Amortization of debt discount	6,847	—	602
Reorganization items	—	430,210	—
Non-cash gain on debt extinguishment	—	—	(10,816)
Deferred income tax benefit	(606)	—	(525)
Loss on disposal of assets	144	—	19
Changes in operating assets and liabilities:
Restricted cash	—	(1,000)	—
Trade receivables	22,629	(3,575)	(9,162)
Inventory	(221)	223	(2,305)
Prepaid expenses and other current assets	(4,954)	6,893	6,101
Other assets	368	941	2,650
Accounts payable	6,708	(14,890)	(41,651)
Accrued liabilities and other long-term liabilities	(5,801)	21,152	41,696
Net cash provided by (used in) operating activities	8,238	(21,365)	43,195
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(7,674)	116	(5,894)
Net cash provided by (used in) investing activities	(7,674)	116	(5,894)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(358)	(7,000)	(40,854)
Proceeds from issuance of 10% Second Lien Notes	-	76,125	-
Debt issuance costs	(51)	(2,250)	—
Net cash provided by (used in) financing activities	(409)	66,875	(40,854)
Net increase (decrease) in cash and cash equivalents	155	45,626	(3,553)
Cash and cash equivalents—beginning of period	249,046	203,420	75,801
Cash and cash equivalents—end of period	$249,201	$249,046	$72,248
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$1,690	$1,568	$10,453
Income taxes	4,433	2,631	9,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring Agreement and Emergence from Voluntary Reorganization under Chapter 11 Proceeding

On December 1, 2015, we and Vantage Drilling Company (“VDC”), our former parent company, entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC would commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it was reflected in the consolidated financial statements, at carryover basis, on a retrospective basis.

On December 3, 2015 (the “Petition Date”), the Company, certain of its subsidiaries and certain VDC subsidiaries who were guarantors of the Company’s pre-bankruptcy secured debt, filed the Reorganization Plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the District Court of Delaware confirmed the Company’s pre-packaged Reorganization Plan and the Company emerged from bankruptcy effective February 10, 2016 (the “Effective Date”).

The following table summarizes the components of our pre-bankruptcy debt, all of which was reflected as Liabilities Subject to Compromise (“LSTC”) in our consolidated balance sheet as of December 31, 2015 (in thousands):

2017 Term Loan and accrued interest	$326,420
2019 Term Loan and accrued interest	344,738
7.5% Senior Notes and accrued interest	1,136,748
7.125% Senior Notes and accrued interest	736,550
Old Credit Agreement	150,000
Liabilities Subject to Compromise	$2,694,456

 Pursuant to the terms of the Reorganization Plan, the LSTC were retired on the Effective Date by issuing the debtholders securities in the reorganized Company, consisting of one new ordinary share of the reorganized Company (the “New Shares”) and $172.61 of principal of the 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”). The New Shares and the Convertible Notes are issued subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being transferred or exchanged separately. For every $1,000 of principal, a note holder received 1.722798 New Shares and $297.37 of principal of Convertible Notes for the 2017 Term Loan, 1.725087 New Shares and $297.77 of principal of Convertible Notes for the 2019 Term Loan, 1.786070 New Shares and $308.29 of principal of Convertible Notes for the 7.5% Senior Notes, and 1.728569 New Shares and $298.37 of principal of Convertible Notes for the 7.125% Senior Notes. In total, these debtholders received 4,344,959 New Shares under the Reorganization Plan.

The New Shares issued to these creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict the granting of liens and customary events of default, including, among other things, failure to issue securities upon conversion of the Convertible Notes

Other significant elements of the Reorganization Plan included;

Second Amended and Restated Credit Agreement. The Company’s existing credit agreement was amended to (i) replace the $32.0 million revolving letter of credit commitment with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans (the “2016 Term Loan Facility”).

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition  secured debt claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the Company’s new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”). In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising $73.9 million, after deducting the cash portion of the backstop premium.

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

Other Events: In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the SEC to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we recently advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2016 and for the periods from February 10, 2016 to March 31, 2016, from January 1, 2016 to February 10, 2016 and the three months ended March 31, 2015 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries and VIEs discussed below. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements (except for the impact of the application of fresh-start accounting). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2015 is derived from our December 31, 2015 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 though, as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In connection with our bankruptcy filing, we were subject to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”). All expenses, realized gains and losses and provisions for losses directly associated with the bankruptcy proceedings were classified as “reorganization items” in the consolidated statements of operations. Certain pre-petition liabilities subject to Chapter 11 proceedings were considered as LSTC on the Petition Date and just prior to our emergence from bankruptcy on the Effective Date. The LSTC classification distinguished such liabilities from the liabilities that were not expected to be compromised and liabilities incurred post-petition.

ASC 852 requires that subsequent to the Petition Date, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business be reported separately as reorganization items in the consolidated statements of operations. We were required to distinguish pre-petition liabilities subject to compromise from those that are not and post-petition liabilities in our balance sheet. Liabilities that were subject to compromise were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they were settled for lesser amounts as a result of the Reorganization Plan.

Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting were reflected in our consolidated financial statements as of February 10, 2016 and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items for the period January 1 to February 10, 2016.

As a result, our consolidated balance sheets and consolidated statement of operations subsequent to the Effective Date will not be comparable to our consolidated balance sheets and statements of operations prior to the Effective Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented on or after February 10, 2016 and dates prior. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends and the differences may be material.

References to “Successor” relate to the Company on and subsequent to the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. The consolidated financial statements of the Successor have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIEs”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. We consolidated these entities in our Predecessor consolidated financial statements because we determined that they were VIEs and that we were the primary beneficiary.These VIEs who were subsidiaries of VDC, guarantors of our pre-petition debt and were part of the Reorganization Plan, became our subsidiaries upon emergence from bankruptcy on the Effective Date. The following table summarizes the net effect of consolidating these entities on our Predecessor consolidated statement of operations.

	Predecessor
	Period from January 1, 2016 to February 10, 2016	Three Months Ended March 31, 2015
(in thousands)
Revenue	$1,219	$5,730
Operating costs and expenses	1,240	5,077
Income before taxes	22	740
Income tax provision	991	550
Net income (loss) attributable to noncontrolling interests	(969)	190

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, consumables, spare parts and related supplies for our drilling rigs and is carried at the lower of average cost or market.

Property and Equipment: Consists of the costs of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recognized.

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

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight-line basis which approximates the interest method. Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability.

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

We have early adopted the provisions of ASU 2015-17 effective January 1, 2016 and have retrospectively applied its provisions to all periods presented in our Consolidated Financial Statements. Application of the ASU did not have a material impact on our consolidated financial statements.

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We did not have an allowance for doubtful accounts as of March 31, 2016 or December 31, 2015.

Use of Estimates: The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to property and equipment, income taxes, insurance, employee benefits and contingent liabilities. Actual results could differ from these estimates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At December 31, 2015, the fair value of the 7.125% Senior Notes and the 7.5% Senior Notes was approximately $15.7 million and $23.5 million, respectively, based on quoted market prices, a Level 1 measurement. These notes are classified as LSTC as of December 31, 2015 and were discharged under the Reorganization Plan on the Effective Date. See “Note 5. Debt” for the fair value of our post-petition bankruptcy debt.

Recent Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU supersedes most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, using either a full or a modified retrospective application approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.

We are evaluating the provisions of ASU 2016-02 and ASU 2014-09 and have not yet determined the impact of these ASUs on our financial position, results of operations or cash flows.

3. Fresh-Start Accounting

Upon our emergence from bankruptcy, we adopted fresh-start accounting in accordance with ASC 852. We qualified for fresh-start accounting because (i) the reorganization value of the our assets immediately prior to the confirmation was less than the post-petition liabilities and allowed claims and (ii) the holders of existing voting shares of the Predecessor company received less than 50% of the voting shares of the post-emergence Successor entity.

Reorganization Value: Reorganization value represents the fair value of the Successor’s total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Under fresh-start accounting, we allocated the reorganization value to our individual assets based on their estimated fair values.

Our reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long term debt and shareholders’ equity. The estimated enterprise value of the Company of approximately $954.2 million represents management’s best estimate of fair value on the Effective Date and the value contemplated by the Bankruptcy Court in confirmation of the Reorganization Plan after extensive negotiations among the Company and its creditors. The estimated enterprise value, after adding cash plus the estimated fair values of all of the Company’s non-debt liabilities, is intended to approximate the reorganization value. A reconciliation of the reorganization value is provided in the table below:

(in thousands)
Enterprise value	$954,242
Plus: Cash, cash equivalents and restricted cash	250,046
Plus: Working capital surplus	712
Plus: Current liabilities	80,284
Reorganization value of Successor assets	$1,285,284

Reorganization value and enterprise value were estimated using numerous projections and assumptions that are inherently subject to significant uncertainties and resolution of contingencies that are beyond our control. Accordingly, the estimates set forth herein are not necessarily indicative of actual outcomes, and there can be no assurance that the estimates, projections or assumption will be realized.

In order to estimate the enterprise value of the Company, we used a discounted cash flow methodology. The discounted cash flow analysis estimates the value of a business by calculating the present value of expected future unlevered after-tax free cash flows to be generated by such business. This analysis is supported through a comparison of indicated values resulting from the use of other valuation techniques including: (i) a comparison of financial multiples implied by the estimated enterprise value to a range of multiples of publicly held companies with similar characteristics, and (ii) an analysis of comparable valuations indicated by precedent mergers or acquisitions of such companies.

The financial projections used to estimate the expected future unlevered after-tax free cash flows were based on our 5-year forecast. The projections were prepared by management and are based on a number of estimates including various assumptions regarding the anticipated future performance of the Company, industry performance, general business and economic conditions and other matters, many of which are beyond our control. The discounted cash flow method also includes assumptions of the weighted average cost of capital (the “Discount Rate”) as well as an estimate of a residual growth rate used to determine the enterprise value represented by the time period beyond the 5-year plan. The Discount Rate was calculated using the capital asset pricing model and resulted in a Discount Rate of 15.2%. The estimated residual growth rate was developed considering the long-term economic outlook of the industry and geographical regions that the Company operates in and resulted in an estimated rate of 2.0%.

Consolidated Balance Sheet: The adjustments set forth in the following condensed consolidated balance sheet reflect the effect of the consummation of the transactions contemplated by the Reorganization Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh-start accounting (reflected in the column “Fresh-Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs.

	Predecessor Company February 10, 2016	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company February 10, 2016
(in thousands, except par value information)
ASSETS
Current assets
Cash and cash equivalents	$182,171	$66,875	(a)	$—		$249,046
Trade receivables	74,297	—		—		74,297
Inventory	64,272	—		(20,030)	(f)	44,242
Prepaid expenses and other current assets	16,511	—				16,511
Total current assets	337,251	66,875		(20,030)		384,096
Property and equipment
Property and equipment	3,480,890	—		(2,589,755)		891,135
Accumulated depreciation	(543,315)	—		543,315		-
Property and equipment, net	2,937,575	—		(2,046,440)	(g)	891,135
Other assets
Other assets	21,963	—		(11,910)	(h)	10,053
Total other assets	21,963	—		(11,910)		10,053
Total assets	$3,296,789	$66,875		$(2,078,380)		$1,285,284

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Accounts payable	$34,547	$—		$—		$34,547
Accrued liabilities	44,307	—		—		44,307
Current maturities of long-term debt	—	1,430	(b)	—		1,430
VDC note payable	62,627	(62,627)	(c)	—		—
Total current liabilities	141,481	(61,197)		—		80,284
Long–term debt	—	818,525	(b)	—		818,525
Other long-term liabilities	30,645	—		(18,148)	(h)	12,497
Liabilities subject to compromise	2,694,456	(2,694,456)	(d)			—
Commitments and contingencies
Shareholder's equity
Predecessor ordinary shares, $0.001 par value, 50 million shares authorized; one thousand shares issued and outstanding	—	—		—		—
Predecessor additional paid-in capital	595,119	(595,119)	(e)	—		—
Successor ordinary shares, $0.001 par value, 50 million shares authorized; 5,000 shares issued and outstanding	—	5	(b)(c)	—		5
Successor additional paid-in capital	—	373,973	(b)(c)	—		373,973
Accumulated deficit	(179,198)	2,239,430	(e)	(2,060,232)	(i)	—
Total VDI shareholder's equity	415,921	2,018,289		(2,060,232)		373,978
Noncontrolling interests	14,286	(14,286)	(e)	—		—
Total equity	430,207	2,004,003		(2,060,232)		373,978
Total liabilities and equity	$3,296,789	$66,875		$(2,078,380)		$1,285,284

(a)	Reflects the net use of cash on the Effective Date from implementation of the Reorganization Plan (in thousands):

Sources:
Net proceeds from 10% Second Lien Notes	$76,125
Total Sources	76,125

Uses:
Repayment of Credit Facility borrowings	(7,000)
Debt issuance costs	(2,250)
Total Uses	(9,250)

Net Sources	$66,875
(b)

Represents the issuance of the new debt in connection with the Reorganization Plan; (1) the conversion of the pre-petition revolving credit facility into (i) $143.0 million of the 2016 Term Loan Facility and (ii) $7.0 million of cash; (2) the issuance of $76.1 million of new 10% Second Lien Notes due December 31, 2020 in a rights offering raising net proceeds of approximately $73.9 million after backstop premium and offering costs and (3) issuance of 4,344,959 new ordinary shares of the Company and $750.0 million face value of Convertible Notes.

(c)	Reflects the settlement of the VDC Note by issuing 655,094 new ordinary shares in accordance with the Reorganization Plan.
(d)	Reflects the settlement of LSTC in accordance with the Reorganization Plan as follows:
(in thousands)
2017 Term Loan	$323,543
2019 Term Loan	341,250
7.5% Senior Notes	1,086,815
7.125% Senior Notes	727,622
Prepetition credit facility	150,000
Accrued interest	65,226
Liabilities subject to compromise of the Predecessor Company	2,694,456
Fair value of equity issued to debtholders	(311,351)
Fair value of Convertible Notes issued to debtholders	(603,080)
Issuance of 2016 Term Loan Facility	(143,000)
Credit Facility settled in cash	(7,000)
Gain on settlement of liabilities subject to compromise (debt forgiveness)	$1,630,025
(e)	Reflects the cumulative impact of reorganization adjustments discussed above:
(in thousands)
Gain on settlement of liabilities subject to compromise	$1,630,025
Cancellation of Predecessor company equity	595,119
Acquisition of non-controlling interests	14,286
Net impact to retained earnings (deficit)	$2,239,430
(f)

An adjustment of $20.0 million was recorded to inventory to decrease its net book value to estimated fair value. This inventory was part of the original shipyard value and the adjustment is based on the adjustment for the decrease in value for the individual drilling rigs; see (g) below.

(g)

An adjustment of $2.0 billion was recorded to decrease the net book value of property and equipment to estimated fair value. The fair value was determined utilizing the income approach for drilling rigs and related rig equipment. The discounted cash flow method under the income approach estimates the future cash flow that an asset is expected to generate. Future cash flow is converted to a present value equivalent using the estimated Discount Rate. The components of property and equipment, net as of February 10, 2016 and the fair value at February 10, 2016 are summarized in the following table (in thousands):

	Successor	Predecessor
	February 10, 2016	February 10, 2016
(in thousands)
Drilling rigs	$847,035	$2,863,307
Capital spares	16,422	32,080
Leasehold improvements, office and technology equipment	18,389	18,389
Assets under construction	9,289	23,799
	$891,135	$2,937,575
(h)	Represents the adjustments of deferred equipment survey and inspection costs, mobilization costs and mobilization revenue to estimated fair value.
(i)	Reflects the cumulative impact of fresh-start adjustments discussed above:
(in thousands)
Property and equipment fair value adjustments	$(2,046,440)
Inventory fair value adjustments	(20,030)
Deferred mobilization expense write-off	(7,654)
Deferred equipment certification write-off	(4,256)
Deferred mobilization revenue write-off	18,148
Net impact to retained earnings (deficit)	$(2,060,232)

4. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor	Predecessor
	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)
Professional fees	$154	$22,716
Net gain on settlement of LSTC	—	(1,630,025)
Fresh-start adjustments	—	2,060,232

	$154	$452,923

For the periods from February 10, 2016 to March 31, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $201,000 and $7.3 million, respectively.

5. Debt

Following our emergence from bankruptcy, our debt as of March 31, 2016 and February 10, 2016 was comprised of the following:

	March 31, 2016	February 10, 2016
(in thousands)
10% Second Lien Notes, net of financing costs of $2,225 and $2,250	$73,900	$73,875
Convertible Notes, net of discount of $140,073 and $146,920	609,927	603,080
2016 Term Loan Facility	142,643	143,000
	826,470	819,955
Less current maturities of long-term debt	1,430	1,430
Long-term debt, net	$825,040	$818,525

10% Senior Secured Second Lien Notes. The Company engaged in a rights offering for $75.0 million of new 10% Second Lien Notes for certain holders of its secured debt claims.  In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising approximately $73.9 million in proceeds to the Company, after deducting the cash portion of the backstop premium.

The 10% Second Lien Notes were issued at par and are fully and unconditionally guaranteed (except for customary release provisions), on a senior secured basis, by all of the subsidiaries of the Company. The 10% Second Lien Notes mature on December 31, 2020, and bear interest from the date of their issuance at the rate of 10% per year. Interest on outstanding 10% Second Lien Notes is payable semi-annually in arrears, commencing on June 30, 2016. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 10% Second Lien Notes rank behind the 2016 Term Loan Facility as to collateral.

The Indenture for the 10% Second Lien Notes includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens, restrict the making of investments, restrict the incurrence of indebtedness and the conveyance of vessels, limit transactions with affiliates, and require that the Company provide periodic financial reports.

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date.

The Company’s obligations under the Convertible Notes are fully and unconditionally guaranteed (except for customary release provisions), on a senior secured basis, by all of the subsidiaries of the Company, and the obligations of the Company and guarantors are secured by liens on substantially all of their respective assets. The guarantees by the Company’s subsidiaries of the Convertible Notes are joint and several. The Company has no independent assets or operations apart from the assets and operations of its wholly-owned subsidiaries. Any subsidiaries of the Company other than the subsidiary guarantors are minor. In addition, there are no significant restrictions on the Company’s or any subsidiary guarantor’s ability to obtain funds from its subsidiaries by dividend or loan. The Indenture for the Convertible Notes includes customary covenants that restrict the granting of liens and customary events of default, including, among other things, failure to issue securities upon conversion of the Convertible Notes.

Interest on the Convertible Notes is payable semi-annually in arrears commencing June 30, 2016 as a payment in kind, either through an increase in the outstanding principal amount of the Convertible Notes or, if the Company is unable to increase such principal amount, by the issuance of additional Convertible Notes.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at a rate of 1% per annum for the first four years and then increasing to 12% per annum until maturity.

In connection with the adoption of fresh-start accounting, the Convertible Notes were recorded at an estimated fair value of approximately $603.1 million. The difference between face value and the fair value at date of issuance of the Convertible Notes was recorded as a debt discount and is being amortized to interest expense over the expected life of the Convertible Notes using the effective interest rate method.

The principal balance of the Convertible Notes (including payment in kind interest thereon) is convertible into New  Shares at a conversion rate based on an initial price per share of $95.60 per New Share, subject to adjustment, as described in the Indenture for the Convertible Notes. The Convertible Notes are convertible only (a) prior to the third anniversary of the issue date (February 10, 2016), (i) upon the instruction of holders of a majority in principal amount of the Convertible Notes or (ii) upon the full and final resolution of all potential Investigation Claims (as defined below), as determined in good faith by the board of directors of the Company (the “Board”) (which determination shall require the affirmative vote of a supermajority of the non-management directors), and (b) from and after February 10, 2019 through their maturity date of December 31, 2030, upon the approval of the Board (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, (i) “supermajority of the non-management directors” means five affirmative votes of non-management directors assuming six non-management directors eligible to vote and, in all other circumstances, the affirmative vote of at least 75% of the non-management directors eligible to vote and (ii) “Investigation Claim” means any claim held by a United States or Brazilian governmental unit and arising from or related to the procurement of that certain Agreement for the Provision of Drilling Services, dated as of February 4, 2009, by and between Petrobras Venezuela Investments & Services B.V. and Vantage Deepwater Company, as amended, modified, supplemented, or novated from time to time.

In the event of a change in control, the holders of our Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately fair valued due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at March 31, 2016.

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions.

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The initial term loans are currently bearing interest at 7.1%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500 commencing in March 2016.

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.50% as such rate may be increased from time to time pursuant to the terms of the 2016 Term Loan Facility.

The 2016 Term Loan Facility includes customary representations and warranties, mandatory prepayments, affirmative and negative covenants and events of default, including covenants that, among other things, restrict the granting of liens, the incurrence of indebtedness, the making of investments and capital expenditures, the sale or other conveyance of assets, including vessels, transactions with affiliates, prepayments of certain debt and the operation of vessels. The 2016 Term Loan Facility also requires that the Company maintain $75.0 million of available cash (defined to include unrestricted cash and cash equivalents plus undrawn commitments).

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing our 10% Second Lien Notes, Convertible Notes or 2016 Term Loan Facility, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements.

6. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of March 31, 2016, 5,000,053 ordinary shares were issued and outstanding.

As of December 31, 2015, the Company was a 100% owned subsidiary of VDC and did not have any equity incentive plans of its own. VDC had the 2007 Long-Term Incentive Plan under which time-vested and performance units were awarded to officers and employees of the Company and related share compensation expense was recognized. The vesting of outstanding equity awards provided by VDC was suspended prior to December 31, 2015 as the trading value of the shares of VDC was below the administrative costs of vesting the awards. Outstanding share awards at December 31, 2015 were cancelled due to VDC’s liquidation filing in the Cayman Islands. We recognized share compensation expense allocated from VDC of $1.8 million for the three months ended March 31, 2015.

On February 10, 2016, the Company adopted the 2016 Management Incentive Plan (the “2016 MIP”). Pursuant to the 2016 MIP, the Compensation Committee may grant to executive officers and certain other employees determined by the Compensation Committee, stock options, restricted stock or restricted stock units of the Company, subject to time based vesting and performance based vesting, as determined by the Compensation Committee. As of the Effective Date, the Company established a pool of restricted stock units with an estimated value of $44.5 million for issuance by the Compensation Committee.  No grants from the 2016 MIP have been made to date.

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. We do not have any domestic earnings; all of our earnings are foreign. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or withholding taxes on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and, when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation between our operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and write-off of development costs.

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

8. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. Management does not believe any of these matters will have a material adverse impact on the Company’s financial position or results of operations. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we recently advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia.  That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Successor	Predecessor
	March 31, 2016	December 31, 2015
(in thousands)
Prepaid insurance	$2,751	$1,394
Sales tax receivable	10,166	8,203
Income tax receivable	465	5,398
Other receivables	265	734
Other	6,520	6,377
	$20,167	$22,106

Property and Equipment, net

Property and equipment, net, consisted of the following:

	Successor	Predecessor
	March 31, 2016	December 31, 2015
(in thousands)
Drilling equipment	$863,262	$3,425,738
Assets under construction	16,880	23,421
Office and technology equipment	17,491	29,405
Leasehold improvements	953	2,442
	898,586	3,481,006
Accumulated depreciation	(11,997)	(532,619)
Property and equipment, net	$886,589	$2,948,387

Other Assets

Other assets consisted of the following:

	Successor	Predecessor
	March 31, 2016	December 31, 2015
(in thousands)
Performance bond collateral	$3,197	$3,197
Deferred certification costs	5,433	10,050
Deferred mobilization costs	—	8,454
Deferred income taxes	192	152
Deposits	1,050	1,197
	$9,872	$23,050

Accrued Liabilities

Accrued liabilities consisted of the following:

	Successor	Predecessor
	March 31, 2016	December 31, 2015
(in thousands)
Interest	$2,172	$1,125
Reorganization professional fees	16,637	—
Compensation	7,955	8,360
Income taxes payable	4,842	8,901
Other	7,151	3,316
	$38,757	$21,702

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	Successor	Predecessor
	March 31, 2016	December 31, 2015
(in thousands)
Deferred revenue	$—	$20,247
Deferred income taxes	2,070	2,635
Other non-current liabilities	9,458	10,215
	$11,528	$33,097

Transactions with Former Parent Company

The Company's Consolidated Statement of Operations included the following transactions with VDC for the periods indicated:

	Successor	Predecessor
	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended March 31, 2015
(in thousands)
Reimbursable revenues	$—	$—	$2,066
Interest income	4	3	7
Interest expense	—	(662)	—
	$4	$(659)	$2,073

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the periods indicated:

	Successor	Predecessor
	March 31, 2016	December 31, 2015
(in thousands)
Accounts payable to related parties, net	$17,282	$17,340
VDC Note	—	61,477
Accrued liabilities	—	489
	$17,282	$79,306

10. Business Segment and Significant Customer Information

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

We also provide construction supervision services for drilling units owned by others. In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We will receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship. This business represented approximately 3.2%, 3.2% and 0.9% of our total revenue for the periods from February 10, 2016 to March 31, 2016, from January 1, 2016 to February 10, 2016 and for the three months ended March 31 2015, respectively.

For the three months ended March 31, 2016 and 2015, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 58%, 18% and 14% of consolidated revenue for the period from February 10, 2016 2016 to March 31, 2016.  Three customers accounted for approximately 47%, 20% and 17% of consolidated revenue for the period from January 1, 2016 to February 10, 2016.  Three customers accounted for approximately 27%, 24% and 19% of consolidated revenue for the three months ended March 31, 2015.

Our revenue by country was as follows (in thousands):

	Successor	Predecessor
	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended March 31, 2015

Congo	$13,859	$13,769	$59,836
Malaysia	5,936	3,319	—
Indonesia	5,235	4,214	—
India	—	—	52,974
U.S.	—	—	42,977
Other countries (a)	4,756	2,238	64,734
Total revenues	$29,786	$23,540	$220,521
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows (in thousands):

	Successor	Predecessor
	March 31, 2016	December 31, 2015

Congo	$253,637	$582,590
Malaysia	248,228	—
South Africa	208,983	851,099
India	—	718,966
Other countries (a)	175,741	795,732
Total property and equipment	$886,589	$2,948,387
(a)	Other countries represent countries in which we operate that individually had property and equipment, net representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2016 and our results of operations for the three months ended March 31, 2016 and 2015. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of April 30, 2016.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Warm Stacked
Sapphire Driller	2009	375	30,000	Warm Stacked
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Warm Stacked
Titanium Explorer	2012	12,000	40,000	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Operating
(1)	The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

Recent Developments

On the Petition Date, we filed a reorganization plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the District Court of Delaware confirmed the Company’s pre-packaged reorganization plan and we emerged from bankruptcy effective on the Effective Date.

Pursuant to the terms of the Reorganization Plan, the LSTC were retired on the Effective Date by issuing the debt holders securities in the reorganized Company, consisting of one New Share and $172.61 of principal of the Convertible Notes. The New Shares and the Convertible Notes are issued subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being transferred or exchanged separately. For every $1,000 of principal, a note holder received 1.722798 New Shares and $297.37 of principal of Convertible Notes for the 2017 Term Loan, 1.725087 New Shares and $297.77 of principal of Convertible Notes for the 2019 Term Loan, 1.786070 New Shares and $308.29 of principal of Convertible Notes for the 7.5% Senior Notes, and 1.728569 New Shares and $298.37 of principal of Convertible Notes for the 7.125% Senior Notes. In total, the debt holders received 4,344,959 New Shares under the Reorganization Plan.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company credit agreement was amended to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings under its pre-petition facility with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans.

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition  secured debt claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the Company’s 10% Second Lien Notes. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising $73.9 million, after deducting the cash portion of the backstop premium.

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

Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of March 31, 2016 and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency estimates that demand growth for 2016 will increase by approximately 1.2 million barrels per day or 1.3% which represents a deceleration in growth from 2015 of 1.8 million barrels per day or 1.9%. The combination of surplus production and high inventories continues to depress oil prices.

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

In addition to the generally depressed market conditions, the widening gap between rig supply and demand has caused the number of new rig contracts to decline approximately 65% for floaters and 50% for jackups between 2013 and 2015. In the same period, total contract length dropped approximately 75% for floaters and 50% for jackups according to industry sources. Further, in what has quickly become a common practice, operators are deferring or cancelling drilling contracts. Existing contracts are being renegotiated at lower dayrates or in “blend and extend” agreements, in which terms are extended in return for a decrease in dayrate. Additionally, the number of newbuilds without contracts has increased and offshore drilling contractors are faced with either deferring or taking delivery of the drilling rigs, which has resulted in their willingness to significantly reduce dayrates to obtain contracts for these rigs.

In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service. This process takes time as many of the drilling rigs are still working for customers on contracts. Accordingly, while we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2016.

A summary of our backlog coverage of days contracted and related revenue as of March 31, 2016 forward is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2016	2017	2016	2017	Beyond
Jackups	39%	10%	$34,975	$11,760	$—
Drillships	33%	33%	$72,875	$102,200	$87,000

Results of Operations

Our four jackup rigs began operations under their initial contracts in February 2009, August 2009, January 2010 and March 2010.  Our first drillship, the Platinum Explorer, commenced operations in December 2010. Our second drillship, the Titanium Explorer, commenced operations in December 2012. Our third drillship, the Tungsten Explorer, commenced operations in September 2013.

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated. The period from February 10 to March 31, 2016 (Successor Company) and the period from January 1 to February 10, 2016 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016.

	Successor	Predecessor
	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended March 31, 2015
Jackups
Rigs available	4	4	4
Available days (1)	204	160	360
Utilization (2)	60.0%	53.6%	96.1%
Average daily revenues (3)	$91,262	$88,347	$158,628
Deepwater
Rigs available	3	3	3
Available days (1)	153	120	270
Utilization (2)	33.3%	33.3%	93.6%
Average daily revenues (3)	$252,866	$332,715	$605,991

(1)	Available days are the total number of rig calendar days in the period.
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

The following table is an analysis of our operating results for the periods indicated. The period from February 10 to March 31, 2016 (Successor Company) and the period from January 1 to February 10, 2016 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016. References in these results of operations to the Successor Company refer to the period of February 10, 2016 to March 31, 2016 and references to the Predecessor Company refer to the period of January 1, 2016 to February 10, 2016.

	Successor	Predecessor
	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended March 31, 2015
(in thousands)
Revenues
Contract drilling services	$24,059	$20,891	$207,981
Management fees	959	752	1,881
Reimbursables	4,768	1,897	10,659
Total revenues	29,786	23,540	220,521
Operating costs and expenses
Operating costs	27,439	25,213	95,350
General and administrative	9,168	2,558	5,990
Depreciation	12,076	10,696	31,623
Total operating expenses	48,683	38,467	132,963
Income (loss) from operations	(18,897)	(14,927)	87,558
Other income (expense)
Interest income	6	3	12
Interest expense and financing charges	(10,650)	(1,728)	(46,119)
Gain on debt extinguishment	-	-	10,825
Other income (expense)	1,834	(69)	(151)
Reorganization items	(154)	(452,923)	-
Total other income (expense)	(8,964)	(454,717)	(35,433)
Income (loss) before income taxes	(27,861)	(469,644)	52,125
Income tax provision	1,167	2,371	29,289
Net income (loss)	(29,028)	(472,015)	22,836
Net income (loss) attributable to noncontrolling interests	-	(969)	190
Net income (loss) attributable to VDI	$(29,028)	$(471,046)	$22,646

 Revenue: In the first quarter of 2015, all of our rigs were operating under contracts with customers at substantially higher dayrates than in either of the Successor or Predecessor periods in 2016. During the three months ended March 31, 2015, our four jackups utilization averaged approximately 96% with average daily revenue of $158,628, while our three drillships had average utilization of almost 94% with average daily revenue of $605,991.

In the Predecessor period of January 1 to February 10, 2016, we had two jackups working at an average daily revenue of approximately $88,347 as the Sapphire Driller completed its contract in November 2015 and did not work during the Predecessor period and the Emerald Driller completed its contract in early January 2016. Deepwater utilization for the Predecessor period averaged 33% due to the completion of the contract on the Platinum Explorer during the fourth quarter of 2015 and the cancellation of the Titanium Explorer drilling contract by the operator in August 2015. Neither of these rigs worked during the Predecessor period of 2016. Average daily revenue declined for both jackups and drillships due to the supply of drilling rigs exceeding demand and the willingness of drilling contractors to reduce dayrates in an effort to keep their rigs working.

In the Successor period of February 10 to March 31, 2016, we had two jackups that worked the entire period and the Sapphire Driller worked approximately 21 days of the period on a short-term contract in West Africa. These three rigs generated average daily revenue of approximately $91,262.

Management fees for both the Predecessor and Successor periods averaged approximately $18,800 per day as the construction oversight contracts have established billing rates. Reimbursable revenue for the Predecessor period was $1.9 million when three rigs worked for the entire period. Reimbursable revenue for the Successor period was $4.8 million and there were four rigs working during the period.

Operating costs: Operating costs for the three months ended March 31, 2015 were approximately $95.4 million or $151, 400 per day and all drilling rigs operated throughout the period. For the Predecessor period, operating costs were $25.2 million or approximately $90,000 per day based on total available days. Operating costs for the Successor period were $27.4 million or $76,900 per available working days. The reduction in per day amounts for both the Predecessor and Successor periods reflects reduced costs associated with idled rigs as well as cost saving initiatives implemented during the periods on both operating and stacked rigs.

General and administrative expenses: Successor period general and administrative expenses include severance costs of $4.5 million incurred in connection with the resignation of our Chief Executive Officer, our Chief Administrative Officer and our General Counsel and is included in accrued liabilities as of March 31, 2016, in addition to normal recurring general and administrative expenses. There were no similar charges incurred in the Predecessor period or the three months ended March 31, 2015.

Depreciation expense: For the three months ended March 31, 2015 and the Predecessor period, depreciation expense is based on the historical cost basis of our property and equipment. Upon our emergence from Chapter 11, we applied the provisions of fresh-start accounting and revalued our property and equipment to fair value which resulted in a decrease in those values. The Successor period depreciation expense is based on the reduced asset values of property and equipment as a result of the adoption of fresh-start accounting.

Interest expense and other financing charges: Successor period interest expense is calculated on the debt that was issued in connection with our emergence from bankruptcy on February 10, 2016. Interest expense is recorded post-petition if it will be paid during the bankruptcy proceedings or it is probable that the bankruptcy court will allow it as claim. Interest expense for the Predecessor period is calculated on the old Credit Agreement as provided for in the Reorganization Plan and on the VDC Note issued in connection with the Reorganization Plan. Interest expense for the three months ended March 31, 2015 is calculated on the outstanding debt during that period.

Gain on extinguishment of debt: During the three months ended March 31, 2015, we repurchased in the open market, at a discount to face value, $31.8 million of our 7.5% Senior Notes and $7.5 million of our 2017 Term Loan and recognized gains of $9.3 million and $1.5 million, respectively, including the write-off of deferred financing costs of $1.0 million.

Reorganization items: In the Predecessor period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC.

Income tax expense: Our estimated annualized effective tax rates for the Successor and 2016 Predecessor periods were negative 11.2% and our estimated effective tax rate for the three months ended March 31, 2015 was positive 53.6%, based on estimated annualized loss or profit before income taxes in each respective period, excluding income tax discrete items. For the 2016 Predecessor and Successor periods, we had a loss before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. Decreases in taxes in the Successor and Predecessor periods in 2016 are primarily due to decreases in income before income taxes due to nonoperational status of the majority of the rigs in 2016. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of approximately $285.1 million, including approximately $249.2 million of cash available for general corporate purposes. Additionally, we have posted $4.2 million of cash as collateral for bid tenders and performance bonds. We anticipate our capital expenditures through 2017 to be approximately $6.0 to $8.0 million for sustaining capital expenditures fleet capital spares and information technology. Scheduled principal debt maturities and interest payments from March 31, 2016 to December 31, 2017 are approximately $34.7 million. We expect to fund the capital expenditures and debt related payments from our available working capital and cash flow from operations. We currently have $29.4 million available for the issuance of letters of credit under our revolving letter of credit facility.

The table below includes a summary of our cash flow information for periods indicated.

	Successor	Predecessor
	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended March 31, 2015
(in thousands)
Cash flows provided by (used in):
Operating activities	$8,238	$(21,365)	$43,195
Investing activities	(7,674)	116	(5,894)
Financing activities	(409)	66,875	(40,854)

Changes in cash flows from operating activities for the Successor and Predecessor periods are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) and significant collections from our customers during the period. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $7.7 million in the Successor period. In the three months ended March 31, 2015 we made debt payments of $40.9 million, including both scheduled maturities and discretionary open market purchases of pre-bankruptcy debt. In the Successor period, we made scheduled maturity payments on post-bankruptcy debt totaling $0.4 million.

The significant elements of our Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings under its pre-petition facility with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans.

The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The initial term loans are currently bearing interest at 7.1%.

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.50% as such rate may be increased from time to time pursuant to the terms of the 2016 Term Loan Facility. As of May 10, 2016, we have $2.6 million outstanding under our revolving letter of credit facility.

The 2016 Term Loan Facility includes customary representations and warranties, mandatory prepayments, affirmative and negative covenants and events of default, including covenants that, among other things, restrict the granting of liens, the incurrence of indebtedness, the making of investments and capital expenditures, the sale or other conveyance of assets, including vessels, transactions with affiliates, prepayments of certain debt and the operation of vessels. The 2016 Term Loan Facility also requires that the Company maintain $75.0 million of available cash (defined to include unrestricted cash and cash equivalents plus undrawn commitments).

10% Senior Secured Second Lien Notes. The Company engaged in a rights offering for $75.0 million of 10% Second Lien Notes for certain holders of its secured debt claims. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising $73.9 million in proceeds to the Company, after deducting the cash portion of the backstop premium.

The 10% Second Lien Notes were issued at par and are fully and unconditionally guaranteed, on a senior secured basis, by certain subsidiaries of the Company. The 10% Second Lien Notes mature on December 31, 2020 and bear interest from the date of their issuance at the rate of 10% per year. Interest on outstanding 10% Second Lien Notes is payable semi-annually in arrears, commencing on June 30, 2016. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 10% Second Lien Notes rank behind the 2016 Term Loan Facility as to collateral.

The Indenture for the 10% Second Lien Notes includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens, restrict the making of investments, restrict the incurrence of indebtedness and the conveyance of vessels, limit transactions with affiliates, and require that the Company provide periodic financial reports.

1%/12% Step-Up Senior Subordinated Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to these creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict the granting of liens and customary events of default, including, among other things, failure to issue securities upon conversion of the Convertible Notes.

Interest on the Convertible Notes is payable semi-annually in arrears commencing June 30, 2016 as payment in kind, either through an increase in the outstanding principal amount of the Convertible Notes or, if the Company is unable to increase such principal amount, by the issuance of additional Convertible Notes. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at a rate of 1% per annum for the first four years and then increasing to 12% per annum until maturity.

The principal balance of the Convertible Notes (including payment in kind interest thereon) is convertible into New Shares at a conversion rate based on an initial price per share of $95.60 per New Share, subject to adjustment, as described in the Indenture for the Convertible Notes. The Convertible Notes are convertible only (a) prior to the third anniversary of the issue date (February 10, 2016), (i) upon the instruction of holders of a majority in principal amount of the Convertible Notes or (ii) upon the full and final resolution of all potential Investigation Claims (as defined below), as determined in good faith by the Board (which determination shall require the affirmative vote of a supermajority of the non-management directors), and (b) from and after February 10, 2019 through their maturity date of December 31, 2030, upon the approval of the Board (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, (i) “supermajority of the non-management directors” means five affirmative votes of non-management directors assuming six non-management directors eligible to vote and, in all other circumstances, the affirmative vote of at least 75% of the non-management directors eligible to vote and (ii) “Investigation Claim” means any claim held by a United States or Brazilian governmental unit and arising from or related to the procurement of that certain Agreement for the Provision of Drilling Services, dated as of February 4, 2009, by and between Petrobras Venezuela Investments & Services B.V. and Vantage Deepwater Company, as amended, modified, supplemented, or novated from time to time.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain options that would cause our future cash payments to change if we exercised those options. We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Accounting Estimates

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

Fresh-start Accounting: Effective with our bankruptcy filing on December 3, 2015, we were subject to the requirements of ASC 852. All expenses, realized gains and losses and provisions for losses directly associated with the bankruptcy proceedings were classified as “reorganization items” in the consolidated statements of operations. Certain pre-petition liabilities subject to Chapter 11 proceedings were considered liabilities subject to compromise (“LSTC”) on the Petition Date and just prior to our emergence from bankruptcy on the Effective Date. The LSTC classification distinguished such liabilities from the liabilities that were not expected to be compromised and liabilities incurred post-petition.

Upon emergence from bankruptcy, we adopted fresh-start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of March 31, 2016 and the related adjustments thereto were recorded in our consolidated statement of operations as reorganization items for the period January 1 to February 10, 2016.

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods, salvage values and estimated useful lives. Drilling rigs are depreciated on a component basis over estimated useful lives on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives on a straight-line basis.

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $0.0 million and $20.2 million at March 31, 2016 and December 31, 2015, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates were not significant in the first three months of 2016 as all of our drilling contracts have been primarily denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of the decline in oil prices has negatively impacted the offshore contract drilling business as discussed in “Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Interest Rate Risk: As of March 31, 2016, we had approximately $142.6 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of March 31, 2016, the 3-month LIBOR rate was 0.62% and the current interest rate on the 2016 Term Loan Facility is 7.1%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR (above the LIBOR floor) we would be subject to an increase in interest expense of $1.4 million per annum based on March 31, 2016 outstanding principal amounts. We have not entered into any interest rate hedges or swaps with regard to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2016, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported, within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Office of the Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Office of the Chief Executive and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

On May 9, 2016, the Company entered into Amendment No. 1 to the Registration Rights Agreement dated February 10, 2016, by and between the Company and the Holders listed therein, to extend the required filing date of the initial shelf registration to June 16, 2016.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
2.1

Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement (Incorporated by reference to Exhibit 99.T3E.1 of the Form T-3 filed by Offshore Group Investment Limited with the SEC on December 2, 2015).

4.1

Second Amended and Restated Credit Agreement by and between Offshore Group Investment Limited, certain subsidiaries thereof as Guarantors, the lenders from time to time party thereto as Lenders and Royal Bank of Canada as Administrative Agent and Collateral Agent, dated as of February 17, 2016 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.2

Second Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders (as defined therein) party thereto  *

10.4

Offshore Group Investment Limited 2016 Management Incentive Plan by and between Offshore Group Investment Limited, its executive officers and certain other employees dated as of February 10, 2016(Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.5

Form of Restricted Stock Unit Award Agreement (Performance-Based) between Offshore Group Investment Limited and each Participant (as defined therein) dated as of February 10, 2016(Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.6

Form of Restricted Stock Unit Award Agreement (Time-Based) between Offshore Group Investment Limited and each Participant (as defined therein) dated as of February 10, 2016(Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.7	Form of Petrobras Litigation Award Agreement(Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)
10.8	Form of Petrobras Litigation Letter (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)
10.9

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Paul A. Bragg, dated February 10, 2016 (Incorporated by reference to Exhibit 10.8 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.10

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas G. Smith, dated February 10, 2016 (Incorporated by reference to Exhibit 10.9 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.11

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas W. Halkett, dated February 10, 2016 (Incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.12

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and William L. Thomson, dated February 10, 2016(Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.13

Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Nicolas J. Evanoff, dated February 10, 2016(Incorporated by reference to Exhibit 10.12 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

31.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Section 302*

Exhibit No.	Description
32.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Section 906*
101.INS	— XBRL Instance Document *
101.SCH	— XBRL Schema Document *
101.CAL	— XBRL Calculation Document *
101.DEF	— XBRL Definition Linkbase Document *
101.LAB	— XBRL Label Linkbase Document *
101.PRE	— XBRL Presentation Linkbase Document *
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL
Date: May 13, 2016	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
(Chief Financial Officer and Treasurer)
Principal Executive Financial and Accounting Officer