Form 10-Q
period 2016-06-30
VANTAGE DRILLING INTERNATIONAL
filed 2016-08-11
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2016

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

The number of Vantage Drilling International ordinary shares outstanding as of July 29, 2016 is 5,000,053 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures and demand by oil and natural gas exploration and production companies;
•	termination or renegotiation of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	competition within our industry;
•	excess supply of drilling units worldwide;
•	limited mobility between geographic regions;
•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	operations in international markets;
•	governmental, tax and environmental regulation;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;
•	changes in tax laws, treaties or regulations;
•	applicability of foreign laws, including foreign labor and employment laws;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	Successor	Predecessor
	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$240,502	$203,420
Restricted cash	1,000	-
Trade receivables	28,150	70,722
Inventory	46,371	64,495
Prepaid expenses and other current assets	17,127	22,106
Total current assets	333,150	360,743
Property and equipment
Property and equipment	898,316	3,481,006
Accumulated depreciation	(30,278)	(532,619)
Property and equipment, net	868,038	2,948,387
Other assets	10,815	23,050
Total assets	$1,212,003	$3,332,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$34,639	$49,437
Accrued liabilities	15,619	21,702
Current maturities of long-term debt	1,430	—
VDC note payable	—	61,477
Total current liabilities	51,688	132,616
Long–term debt, net of discount of $127,974 and $0	839,831	—
Other long-term liabilities	11,269	33,097
Liabilities subject to compromise	—	2,694,456
Commitments and contingencies (Note 8)
Shareholders' equity
Predecessor ordinary shares, $0.001 par value, 50 million shares authorized; one thousand shares issued and outstanding	—	—
Predecessor additional paid-in capital	—	595,119
Successor ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	—
Successor additional paid-in capital	373,972	—
Accumulated deficit	(64,762)	(138,363)
Total VDI shareholders' equity	309,215	456,756
Noncontrolling interests	—	15,255
Total equity	309,215	472,011
Total liabilities and equity	$1,212,003	$3,332,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2016	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue
Contract drilling services	$40,901	$64,960	$20,891	202,888	410,869
Management fees	1,712	2,671	752	1,902	3,783
Reimbursables	5,898	10,666	1,897	9,593	20,252
Total revenue	48,511	78,297	23,540	214,383	434,904
Operating costs and expenses
Operating costs	34,965	62,404	25,213	94,709	190,059
General and administrative	8,695	17,863	2,558	6,701	12,691
Depreciation	18,381	30,457	10,696	31,781	63,404
Total operating costs and expenses	62,041	110,724	38,467	133,191	266,154
Income (loss) from operations	(13,530)	(32,427)	(14,927)	81,192	168,750
Other income (expense)
Interest income	9	15	3	13	25
Interest expense and other financing charges (contractual interest of $23,219 for the period from January 1, 2016 to February 10, 2016)	(18,772)	(29,422)	(1,728)	(45,908)	(92,027)
Gain (loss) on debt extinguishment	—	—	—	(2)	10,823
Other, net	(1,516)	318	(69)	1,971	1,820
Reorganization items	(487)	(641)	(452,923)	—	—
Total other income (expense)	(20,766)	(29,730)	(454,717)	(43,926)	(79,359)
Income (loss) before income taxes	(34,296)	(62,157)	(469,644)	37,266	89,391
Income tax provision	1,438	2,605	2,371	8,862	38,151
Net income (loss)	(35,734)	(64,762)	(472,015)	28,404	51,240
Net income (loss) attributable to noncontrolling interests	—	—	(969)	477	667
Net income (loss) attributable to VDI	$(35,734)	$(64,762)	$(471,046)	$27,927	$50,573
Net loss per share, basic and diluted	$(7.15)	$(12.95)	N/A	N/A	N/A
Weighted average successor shares outstanding, basic and diluted	5,000	5,000	N/A	N/A	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(64,762)	$(472,015)	$51,240
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	30,457	10,696	63,404
Amortization of debt financing costs	193	—	4,238
Amortization of debt discount	18,945	—	1,205
Reorganization items	—	430,210	—
Non-cash gain on debt extinguishment	—	—	(10,814)
Deferred income tax benefit	(1,741)	—	(534)
Loss on disposal of assets	624	—	158
Changes in operating assets and liabilities:
Restricted cash	—	(1,000)	—
Trade receivables	46,147	(3,575)	8,561
Inventory	(2,129)	223	(340)
Prepaid expenses and other current assets	(1,914)	6,893	8,794
Other assets	569	941	4,101
Accounts payable	92	(14,890)	(86,701)
Accrued liabilities and other long-term liabilities	(26,277)	21,152	(18,653)
Net cash provided by (used in) operating activities	204	(21,365)	24,659
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(7,982)	116	(17,017)
Net cash provided by (used in) investing activities	(7,982)	116	(17,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(715)	(7,000)	(54,605)
Proceeds from issuance of 10% Second Lien Notes	-	76,125	-
Debt issuance costs	(51)	(2,250)	—
Net cash provided by (used in) financing activities	(766)	66,875	(54,605)
Net increase (decrease) in cash and cash equivalents	(8,544)	45,626	(46,963)
Cash and cash equivalents—beginning of period	249,046	203,420	75,801
Cash and cash equivalents—end of period	$240,502	$249,046	$28,838
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$7,436	$1,568	$10,453
Income taxes	12,392	2,631	32,328
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$2,932	$-	$-

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

Restructuring Agreement and Emergence from Voluntary Reorganization under Chapter 11 Proceeding

On December 1, 2015, we and Vantage Drilling Company (“VDC”), our former parent company, entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC would commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it was reflected in the consolidated financial statements, at carryover basis, on a retrospective basis. Effective with the Company’s emergence from bankruptcy on February 10, 2016 (the “Effective Date”), VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 new ordinary shares of the reorganized Company (the “New Shares”) in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.0 million as of such date.

On December 3, 2015 (the “Petition Date”), the Company, certain of its subsidiaries and certain VDC subsidiaries who were guarantors of the Company’s pre-bankruptcy secured debt, filed the Reorganization Plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the District Court of Delaware confirmed the Company’s pre-packaged Reorganization Plan and the Company emerged from bankruptcy on the Effective Date.

The following table summarizes the components of our pre-bankruptcy debt, all of which was reflected as Liabilities Subject to Compromise (“LSTC”) in our consolidated balance sheet as of December 31, 2015 (in thousands):

2017 Term Loan and accrued interest	$326,420
2019 Term Loan and accrued interest	344,738
7.5% Senior Notes and accrued interest	1,136,748
7.125% Senior Notes and accrued interest	736,550
Pre-petition Credit Agreement	150,000
Liabilities Subject to Compromise	$2,694,456

Pursuant to the terms of the Reorganization Plan, the term loans and senior notes were retired on the Effective Date by issuing the debtholders Units in the reorganized Company, with each Unit of securities originally consisting of one New Share and $172.61 of principal of the 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”), subject to adjustment upon the payment of interest in kind and certain cases of redemption of conversion of the Convertible Notes, as well as share splits, share dividends, consolidation or reclassification of the New Shares.  As of June 30, 2016, taking into account the payment of interest in kind on the Convertible Notes on such date, each such unit of securities became comprised of one New Share and $173.28 of principal of Convertible Notes. The New Shares and the Convertible Notes are issued subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being transferred or exchanged separately. For every $1,000 of principal, a note holder received 1.722798 Units for the 2017 Term Loan, 1.725087 Units for the 2019 Term Loan, 1.786070 Units for the 7.5% Senior Notes, and 1.728569 Units for the 7.125% Senior Notes. In total, these debtholders received 4,344,959 Units under the Reorganization Plan.

The New Shares issued to these creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s pre-petition credit agreement was amended to (i) replace the $32.0 million revolving letter of credit commitment with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans (the “2016 Term Loan Facility”).

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition  term loans and senior notes claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the Company’s new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”). In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising $73.9 million, after deducting the cash portion of the backstop premium.

The Reorganization Plan allowed the Company to continue business operations during the court proceedings and maintain all operating assets and agreements. The Company had adequate liquidity prior to the filing and did not have to seek any debtor-in-possession financing. All trade payables, credits, wages and other related obligations were unimpaired by the Reorganization Plan.

Other Events: In July 2015, we became aware that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the SEC to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we recently advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in the abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2016, for the three months ended June 30, 2016, the periods from February 10, 2016 to June 30, 2016, from January 1, 2016 to February 10, 2016 and the three and six months ended June 30, 2015 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries and VIEs discussed below. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements (except for the impact of the application of fresh-start accounting). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2015 is derived from our December 31, 2015 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 though, as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting upon emergence from bankruptcy. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As a result, our consolidated balance sheets and consolidated statement of operations subsequent to the Effective Date will not be comparable to our consolidated balance sheets and statements of operations prior to the Effective Date. Our consolidated financial statements and related notes are presented with a black line division which delineates the lack of comparability between amounts presented on or after February 10, 2016 and dates prior. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends and the differences may be material.

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

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIEs”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. We consolidated these entities in our Predecessor consolidated financial statements because we determined that they were VIEs and that we were the primary beneficiary. These VIEs, who were subsidiaries of VDC, guarantors of our pre-petition debt and were part of the Reorganization Plan, became our subsidiaries upon emergence from bankruptcy on the Effective Date. The following table summarizes the net effect of consolidating these entities on our Predecessor consolidated statement of operations.

	Predecessor
	Period from January 1, 2016 to February 10, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(in thousands)
Revenue	$1,219	$5,372	$11,102
Operating costs and expenses	1,240	4,757	9,834
Income before taxes	22	551	1,291
Income tax provision	991	74	624
Net income (loss) attributable to noncontrolling interests	(969)	477	667

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel or the demobilization of equipment and personnel upon completion. Mobilization fees received and costs incurred to mobilize a rig from one geographic market to another pursuant to a contract are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Upon completion of drilling contracts, any demobilization fees received are recorded as revenue. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses.

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

We early adopted the provisions of ASU 2015-17 effective January 1, 2016 and have retrospectively applied its provisions to all periods presented in our Consolidated Financial Statements. ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. Application of ASU 2015-17 did not have a material impact on our consolidated financial statements.

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. Some of our restricted cash is invested in certificates of deposit. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We did not have an allowance for doubtful accounts as of June 30, 2016 or December 31, 2015.

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

Recent Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, using either a full or a modified retrospective application approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU No. 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU No. 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date.

We are evaluating the provisions of ASU No. 2016-02, ASU No. 2016-09, ASU No. 2016-13 and ASU No. 2014-09 and have not yet determined the impact of these ASUs on our financial position, results of operations or cash flows.

3. Fresh-Start Accounting

Upon our emergence from bankruptcy, we adopted fresh-start accounting in accordance with ASC 852. We qualified for fresh-start accounting because (i) the reorganization value of our assets immediately prior to the confirmation was less than the post-petition liabilities and allowed claims and (ii) the holders of existing voting shares of the Predecessor company received less than 50% of the voting shares of the post-emergence Successor entity.

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

	Predecessor Company February 10, 2016	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company February 10, 2016
(in thousands, except share and par value information)
ASSETS
Current assets
Cash and cash equivalents	$182,171	$66,875	(a)	$—		$249,046
Trade receivables	74,297	—		—		74,297
Inventory	64,272	—		(20,030)	(f)	44,242
Prepaid expenses and other current assets	16,511	—				16,511
Total current assets	337,251	66,875		(20,030)		384,096
Property and equipment
Property and equipment	3,480,890	—		(2,589,755)		891,135
Accumulated depreciation	(543,315)	—		543,315		-
Property and equipment, net	2,937,575	—		(2,046,440)	(g)	891,135
Other assets
Other assets	21,963	—		(11,910)	(h)	10,053
Total other assets	21,963	—		(11,910)		10,053
Total assets	$3,296,789	$66,875		$(2,078,380)		$1,285,284

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$34,547	$—		$—		$34,547
Accrued liabilities	44,307	—		—		44,307
Current maturities of long-term debt	—	1,430	(b)	—		1,430
VDC note payable	62,627	(62,627)	(c)	—		—
Total current liabilities	141,481	(61,197)		—		80,284
Long–term debt	—	818,525	(b)	—		818,525
Other long-term liabilities	30,645	—		(18,148)	(h)	12,497
Liabilities subject to compromise	2,694,456	(2,694,456)	(d)			—
Commitments and contingencies
Shareholders' equity
Predecessor ordinary shares, $0.001 par value, 50 million shares authorized; one thousand shares issued and outstanding	—	—		—		—
Predecessor additional paid-in capital	595,119	(595,119)	(e)	—		—
Successor ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	—	5	(b)(c)	—		5
Successor additional paid-in capital	—	373,973	(b)(c)	—		373,973
Accumulated deficit	(179,198)	2,239,430	(e)	(2,060,232)	(i)	—
Total VDI shareholders' equity	415,921	2,018,289		(2,060,232)		373,978
Noncontrolling interests	14,286	(14,286)	(e)	—		—
Total equity	430,207	2,004,003		(2,060,232)		373,978
Total liabilities and equity	$3,296,789	$66,875		$(2,078,380)		$1,285,284

a)	Reflects the net use of cash on the Effective Date from implementation of the Reorganization Plan (in thousands):

Sources:
Net proceeds from 10% Second Lien Notes	$76,125
Total Sources	76,125

Uses:
Repayment of Credit Facility borrowings	(7,000)
Debt issuance costs	(2,250)
Total Uses	(9,250)

Net Sources	$66,875
b)

Represents the issuance of the new debt in connection with the Reorganization Plan: (1) the conversion of the pre-petition revolving credit facility into (i) $143.0 million of the 2016 Term Loan Facility and (ii) $7.0 million of cash; (2) the issuance of $76.1 million of new 10% Second Lien Notes due December 31, 2020 in a rights offering raising net proceeds of approximately $73.9 million after backstop premium and offering costs and (3) issuance of 4,344,959 New Shares of the Company and $750.0 million face value of Convertible Notes.

c)	Reflects the settlement of the VDC Note by issuing 655,094 New Shares in accordance with the Reorganization Plan.
d)	Reflects the settlement of LSTC in accordance with the Reorganization Plan as follows:

(in thousands)
2017 Term Loan	$323,543
2019 Term Loan	341,250
7.5% Senior Notes	1,086,815
7.125% Senior Notes	727,622
Prepetition credit facility	150,000
Accrued interest	65,226
Liabilities subject to compromise of the Predecessor Company	2,694,456
Fair value of equity issued to debtholders	(311,351)
Fair value of Convertible Notes issued to debtholders	(603,080)
Issuance of 2016 Term Loan Facility	(143,000)
Credit Facility settled in cash	(7,000)
Gain on settlement of liabilities subject to compromise (debt forgiveness)	$1,630,025
e)	Reflects the cumulative impact of reorganization adjustments discussed above:

(in thousands)
Gain on settlement of liabilities subject to compromise	$1,630,025
Cancellation of Predecessor company equity	595,119
Acquisition of non-controlling interests	14,286
Net impact to retained earnings (deficit)	$2,239,430
f)

An adjustment of $20.0 million was recorded to inventory to decrease its net book value to estimated fair value. This inventory was part of the original shipyard value and the adjustment is based on the adjustment for the decrease in value for the individual drilling rigs; see (g) below.

g)

An adjustment of $2.0 billion was recorded to decrease the net book value of property and equipment to estimated fair value. The fair value was determined utilizing the income approach for drilling rigs and related rig equipment. The discounted cash flow method under the income approach estimates the future cash flow that an asset is expected to generate. Future cash flow is converted to a present value equivalent using the estimated Discount Rate. The components of property and equipment, net as of February 10, 2016 and the fair value at February 10, 2016 are summarized in the following table:

	Successor	Predecessor
	February 10, 2016	February 10, 2016
(in thousands)
Drilling rigs	$847,035	$2,863,307
Capital spares	16,422	32,080
Leasehold improvements, office and technology equipment	18,389	18,389
Assets under construction	9,289	23,799
	$891,135	$2,937,575
h)	Represents the adjustments of deferred equipment survey and inspection costs, mobilization costs and mobilization revenue to estimated fair value.
i)	Reflects the cumulative impact of fresh-start adjustments discussed above:

(in thousands)
Property and equipment fair value adjustments	$(2,046,440)
Inventory fair value adjustments	(20,030)
Deferred mobilization expense write-off	(7,654)
Deferred equipment certification write-off	(4,256)
Deferred mobilization revenue write-off	18,148
Net impact to retained earnings (deficit)	$(2,060,232)

4. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor		Predecessor
	Three Months Ended June 30, 2016	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)
Professional fees	$487	$641	$22,716
Net gain on settlement of LSTC	—	—	(1,630,025)
Fresh-start adjustments	—	—	2,060,232
	$487	$641	$452,923

For the periods from February 10, 2016 to June 30, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $15.4 million and $7.3 million, respectively.

5. Debt

Following our emergence from bankruptcy, our debt as of June 30, 2016 and February 10, 2016 was comprised of the following:

	June 30, 2016	February 10, 2016
(in thousands)
2016 Term Loan Facility	$142,285	$143,000
10% Second Lien Notes, net of financing costs of $2,107 and $2,250	74,018	73,875
Convertible Notes, net of discount of $127,974 and $146,920	624,958	603,080
	841,261	819,955
Less current maturities of long-term debt	1,430	1,430
Long-term debt, net	$839,831	$818,525

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

In the event of a change in control, the holders of our Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at June 30, 2016.

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

6. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of June 30, 2016, 5,000,053 ordinary shares were issued and outstanding.

As of December 31, 2015, the Company was a 100% owned subsidiary of VDC and did not have any equity incentive plans of its own. VDC had the 2007 Long-Term Incentive Plan under which time-vested and performance units were awarded to officers and employees of the Company and related share compensation expense was recognized. The vesting of outstanding equity awards provided by VDC was suspended prior to December 31, 2015 as the trading value of the shares of VDC was below the administrative costs of vesting the awards. Outstanding share awards at December 31, 2015 were cancelled due to VDC’s liquidation filing in the Cayman Islands. We recognized share compensation expense allocated from VDC of $1.6 million and $3.4 million for the three and six months ended June 30, 2015, respectively.

On February 10, 2016, the Company adopted the 2016 Management Incentive Plan (the “2016 MIP”). Pursuant to the 2016 MIP, the Compensation Committee may grant to executive officers and certain other employees determined by the Compensation Committee, stock options, restricted stock or restricted stock units of the Company, subject to time based vesting and performance based vesting, as determined by the Compensation Committee. As of the Effective Date, the Company established a pool of restricted stock units for issuance by the Compensation Committee.  No grants from the 2016 MIP have been made to date.

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and, when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation between our operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and write-off of development costs.

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

In July 2015, we became aware that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we recently advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia.  That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in the abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Successor	Predecessor
	June 30, 2016	December 31, 2015
(in thousands)
Prepaid insurance	$300	$1,394
Sales tax receivable	8,832	8,203
Income tax receivable	2,508	5,398
Other receivables	164	734
Other	5,323	6,377
	$17,127	$22,106

Property and Equipment, net

Property and equipment, net, consisted of the following:

	Successor	Predecessor
	June 30, 2016	December 31, 2015
(in thousands)
Drilling equipment	$862,924	$3,425,738
Assets under construction	17,160	23,421
Office and technology equipment	17,288	29,405
Leasehold improvements	944	2,442
	898,316	3,481,006
Accumulated depreciation	(30,278)	(532,619)
Property and equipment, net	$868,038	$2,948,387

Other Assets

Other assets consisted of the following:

	Successor	Predecessor
	June 30, 2016	December 31, 2015
(in thousands)
Performance bond collateral	$3,197	$3,197
Deferred certification costs	5,304	10,050
Deferred mobilization costs	—	8,454
Deferred income taxes	1,336	152
Deposits	978	1,197
	$10,815	$23,050

Accrued Liabilities

Accrued liabilities consisted of the following:

	Successor	Predecessor
	June 30, 2016	December 31, 2015
(in thousands)
Interest	$51	$1,125
Compensation	11,801	8,360
Income taxes payable	1,852	8,901
Other	1,915	3,316
	$15,619	$21,702

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	Successor	Predecessor
	June 30, 2016	December 31, 2015
(in thousands)
Deferred revenue	$—	$20,247
Deferred income taxes	2,080	2,635
Other non-current liabilities	9,189	10,215
	$11,269	$33,097

Transactions with Former Parent Company

The Company's Consolidated Statement of Operations included the following transactions with VDC for the periods indicated:

	Successor		Predecessor
	Three Months Ended June 30, 2016	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended June 30, 2015
(in thousands)
Reimbursable revenues	$—	$—	$—	$2,122
Interest income	7	11	3	7
Interest expense	—	—	(662)	—
	$7	$11	$(659)	$2,129

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the periods indicated:

	Successor	Predecessor
	June 30, 2016	December 31, 2015
(in thousands)
Accounts payable to related parties, net	$17,264	$17,340
VDC Note	—	61,477
Accrued liabilities	—	489
	$17,264	$79,306

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

We also provide construction supervision services for drilling units owned by others. In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship. This business represented approximately 3.5%, 3.4% , 3.2%, 0.9% and 0.9% of our total revenue for the three months ended June 30, 2016, for the periods from February 10, 2016 to June 30, 2016, from January 1, 2016 to February 10, 2016 and for the three and six months ended June 30 2015, respectively.

For the three months ended June 30, 2016 and 2015, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 52%, 19% and 19% of consolidated revenue for the three months ended June 30, 2016. Three customers accounted for approximately 50%, 19% and 18% of consolidated revenue for the period from February 10, 2016 2016 to June 30, 2016.  Three customers accounted for approximately 47%, 20% and 17% of consolidated revenue for the period from January 1, 2016 to February 10, 2016.  Three customers accounted for approximately 28%, 26% and 24% of consolidated revenue for the three months ended June 30, 2015. For the six months ended June 30, 2015 three customers accounted for approximately 28%, 24% and 23% of consolidated revenue.

Our revenue by country was as follows (in thousands):

	Successor		Predecessor
	Three Months Ended June 30, 2016	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Congo	$25,421	$39,280	$13,769	$60,881	$121,242
Malaysia	9,023	14,959	3,319	—	—
Indonesia	9,165	14,401	4,214	—	—
India	—	—	—	52,207	105,181
U.S.	—	—	—	53,910	95,814
Other countries (a)	4,902	9,657	2,238	47,385	112,667
Total revenues	$48,511	$78,297	$23,540	$214,383	$434,904
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows (in thousands):

	Successor	Predecessor
	June 30, 2016	December 31, 2015
	(unaudited)
Congo	$288,020	$582,590
Malaysia	286,717	—
South Africa	204,910	851,099
India	—	718,966
Other countries (a)	88,391	795,732
Total property and equipment	$868,038	$2,948,387
(a)	Other countries represent countries in which we operate that individually had property and equipment, net representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2016 and our results of operations for the three months ended June 30, 2016, for the periods from February 10 to June 30, 2016 (the “Successor Period”) and from January 1 to February 10, 2016 (the “Predecessor Period”) and for the three and six months ended June 30, 2015. The Successor Period and the Predecessor Period referred to in the results of operations are two distinct reporting periods as a result of our emergence from bankruptcy on February 10, 29016. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of July 29, 2016.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Mobilizing
Sapphire Driller	2009	375	30,000	Warm Stacked
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Warm Stacked
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Warm Stacked
Titanium Explorer	2012	12,000	40,000	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Operating
(1)	The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

Reorganization

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

Pursuant to the terms of the Reorganization Plan, the term loans and senior notes were retired on the Effective Date by issuing the debt holders Units in the reorganized Company, with each Unit of securities originally consisting of one New Share and $172.61 of principal of the Convertible Notes, subject to adjustment upon the payment of interest in kind and certain cases of redemption of conversion of the Convertible Notes, as well as share splits, share dividends, consolidation or reclassification of the New Shares. As of June 30, 2016, taking into account the payment of interest in kind on the Convertible Notes on such date, each such unit of securities became comprised of one New Share and $173.28 of principal of Convertible Notes. The New Shares and the Convertible Notes are issued subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being transferred or exchanged separately. For every $1,000 of principal, a note holder received 1.722798 Units for the 2017 Term Loan, 1.725087 Units for the 2019 Term Loan, 1.786070 Units for the 7.5% Senior Notes, and 1.728569 Units for the 7.125% Senior Notes. In total, the debt holders received 4,344,959 Units under the Reorganization Plan.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s pre-petition credit agreement was amended to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings under its pre-petition facility with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans.

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

Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of June 30, 2016 and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency estimates that demand will increase by approximately 1.4 million barrels per day or 1.5% in 2016 and increase by approximately 1.3 million barrels per day or 1.3% in 2017. While this represents favorable growth in demand, it has not been enough to offset surplus production and high inventories which continues to depress oil prices.

In response to the significant decline in oil prices, exploration and development companies have been significantly reducing capital expenditure budgets for 2016 and beyond. Analyst mid-year surveys of exploration and production spending indicate that oil and gas companies continue to reduce capital expenditures and have been releasing rigs and significantly reducing equipment orders. Accordingly, we anticipate that our industry will experience depressed market conditions through the remainder of 2016 and 2017.

In addition to the reduction in demand for drilling rigs, additional supply of newbuild rigs is further depressing the market.  There are currently 116 jackups and 43 deepwater floaters on order at shipyards with scheduled deliveries extending out to 2020.  While 48 jackups and 13 floaters are scheduled for delivery during the remainder of 2016, it is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service. This process takes time as many of the drilling rigs are still working for customers on contracts. Accordingly, while we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2016.

A summary of our backlog coverage of days contracted and related revenue as of June 30, 2016 forward is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2016	2017	2016	2017	Beyond
Jackups	25%	10%	$18,261	$11,760	$—
Drillships	33%	33%	$48,760	$102,200	$87,000

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Successor		Predecessor
	Three Months Ended June 30, 2016	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Jackups
Rigs available	4	4	4	4	4
Available days (1)	364	568	160	364	724
Utilization (2)	52.2%	55.0%	53.6%	75.0%	85.5%
Average daily revenues (3)	$88,450	$89,549	$88,347	$137,461	$149,294
Deepwater
Rigs available	3	3	3	3	3
Available days (1)	273	426	120	273	543
Utilization (2)	33.3%	33.3%	33.3%	98.2%	95.9%
Average daily revenues (3)	$264,802	$260,515	$332,715	$617,115	$611,776

(1)	Available days are the total number of rig calendar days in the period.
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

The following table is an analysis of our operating results for the periods indicated.

	Successor		Predecessor
	Three Months Ended June 30, 2016	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(in thousands)
Revenues
Contract drilling services	$40,901	$64,960	$20,891	$202,888	$410,869
Management fees	1,712	2,671	752	1,902	3,783
Reimbursables	5,898	10,666	1,897	9,593	20,252
Total revenues	48,511	78,297	23,540	214,383	434,904
Operating costs and expenses
Operating costs	34,965	62,404	25,213	94,709	190,059
General and administrative	8,695	17,863	2,558	6,701	12,691
Depreciation	18,381	30,457	10,696	31,781	63,404
Total operating expenses	62,041	110,724	38,467	133,191	266,154
Income (loss) from operations	(13,530)	(32,427)	(14,927)	81,192	168,750
Other income (expense)
Interest income	9	15	3	13	25
Interest expense and financing charges	(18,772)	(29,422)	(1,728)	(45,908)	(92,027)
Gain on debt extinguishment	-	-	-	(2)	10,823
Other income (expense)	(1,516)	318	(69)	1,971	1,820
Reorganization items	(487)	(641)	(452,923)	-	-
Total other income (expense)	(20,766)	(29,730)	(454,717)	(43,926)	(79,359)
Income (loss) before income taxes	(34,296)	(62,157)	(469,644)	37,266	89,391
Income tax provision	1,438	2,605	2,371	8,862	38,151
Net income (loss)	(35,734)	(64,762)	(472,015)	28,404	51,240
Net income (loss) attributable to noncontrolling interests	-	-	(969)	477	667
Net income (loss) attributable to VDI	$(35,734)	$(64,762)	$(471,046)	$27,927	$50,573

Revenue: During the three months ended June 30, 2016 and the Successor Period, the Aquamarine Driller and the Topaz Driller worked throughout both of these periods. The Topaz Driller completed its contract in early July 2016 and is currently warm stacked. Additionally, the Sapphire Driller worked approximately 31 days during these periods on a short-term contract in West Africa. These three rigs generated average daily revenue of approximately $88,450 per day and $89,549 per day, in the respective periods. Deepwater utilization for both the three months ended June 30, 2016 and the Successor Period averaged 33% as only the Tungsten Explorer worked during these periods. Neither of our other two ultra-deepwater drillships worked during the Successor Period as the Platinum Explorer completed its initial 5-year contract during the fourth quarter of 2015 and the Titanium Explorer drilling contract was cancelled by the operator in August 2015. Average daily revenue declined for both jackups and drillships because drilling contractors have reduced dayrates in an effort to keep their rigs working in a market where the supply of drilling rigs continues to exceed demand for the rigs. Although we are marketing all of our rigs only one drillship and one jackup are currently operating and are forecasted to operate in the second half of 2016.

In the Predecessor Period, we had two jackups working at an average daily revenue of approximately $88,347 per day as the Sapphire Driller completed its contract in November 2015 and did not work during the Predecessor Period and the Emerald Driller completed its contract in early January 2016. Deepwater utilization for the Predecessor Period averaged 33%, with the Tungsten Explorer operating throughout the period.

In the second quarter of 2015, six of our seven rigs were operating under contracts with customers at substantially higher dayrates than in the Successor second quarter of 2016. During the three months ended June 30, 2015, the utilization of our four jackups averaged approximately 75% with average daily revenue of $137,461, while our three drillships had average utilization of 98% with average daily revenue of $617,115.

Management fees for both the Predecessor and Successor Periods averaged approximately $18,800 per day as the construction oversight contracts have established billing rates. Reimbursable revenue for the three months ended June 30, 2016 and the Sucessor Period was $5.9 million and $10.7 million, respectively, and there were four rigs working during the period. Reimbursable revenue for the Predecessor Period was $1.9 million when three rigs worked for the entire period.

Operating costs: Operating costs for the three months ended June 30, 2016 were approximately $35.0 million, including $6.3 million of reimbursable costs, with three rigs operating throughout the period. Operating costs for the Successor Period were approximately $62.4 million, including $8.5 million of reimbursable costs. For the Predecessor Period, operating costs were $25.2 million or approximately $90,000 per day based on total available days. Operating costs for the three months ended June 30, 2015 were approximately $94.7 million, including $6.2 million of reimbursable costs, with six rigs operating throughout the period. Operating costs for the six months ended June 30, 2015 were approximately $190.1 million, including $12.4 million of reimbursable costs. The reduction in operating costs reflects reduced costs associated with idled rigs as well as cost saving initiatives implemented in 2016 for both operating and stacked rigs.

General and administrative expenses: General and administrative expenses for the three months ended June 30, 2016 includes professional fees incurred in connection with our registration statement on Form S-1 that was filed in June 2016 and increased legal expenses associated with our Petrobras investigation. Included in general and administrative expenses for the Successor Period are severance costs of $4.5 million incurred in connection with the resignation of our former Chief Executive Officer, our former Chief Administrative Officer and our former General Counsel, in addition to normal recurring general and administrative expenses. There were no similar charges incurred in the Predecessor Period or for the three and six months ended June 30, 2015.

Depreciation expense: For the three and six months ended June 30, 2015 and the Predecessor Period, depreciation expense is based on the historical cost basis of our property and equipment. Upon our emergence from bankruptcy, we applied the provisions of fresh-start accounting and revalued our property and equipment to fair value which resulted in a significant decrease in those values. Depreciation expense for the three months ended June 30, 2016 and the Successor Period is based on the reduced asset values of property and equipment as a result of the adoption of fresh-start accounting.

Interest expense and other financing charges: Interest expense for the three months ended June 30, 2016 and for the Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy on February 10, 2016. Interest expense is recorded post-petition if it will be paid during the bankruptcy proceedings or it is probable that the bankruptcy court will allow it as claim. Interest expense for the Predecessor Period is calculated on the old credit agreement as provided for in the Reorganization Plan and on the VDC Note issued in connection with the Reorganization Plan. Interest expense for the three and six months ended June 30, 2015 is calculated on the outstanding debt during that period, which was significantly higher than the post-petition debt.

Gain on extinguishment of debt: During the six months ended June 30, 2015, we repurchased in the open market, at a discount to face value, $31.8 million of our 7.5% Senior Notes and $7.5 million of our 2017 Term Loan and recognized gains of $9.3 million and $1.5 million, respectively, including the write-off of deferred financing costs of $1.0 million.

Reorganization items: In the Predecessor Period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC. We have continued to incur professional expenses in connection with our bankruptcy during the three months ended June 30, 2016 and the Successor Period.

Income tax expense: Our estimated annualized effective tax rates for the Successor Period and Predecessor Period were negative 9.4% and our estimated annualized effective tax rate for the six months ended June 30, 2015 was positive 42.0%, based on estimated annualized loss or profit before income taxes in each respective period, excluding income tax discrete items. For the 2016 Successor and Predecessor Periods, we had a loss before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. Decreases in taxes in the Successor and Predecessor Periods in 2016 are primarily due to decreases in income before income taxes due to the nonoperational status of the majority of the rigs in 2016. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Liquidity and Capital Resources

As of June 30, 2016, we had working capital of approximately $281.4 million, including approximately $240.5 million of cash available for general corporate purposes. Additionally, we have posted $4.2 million of cash as collateral for bid tenders and performance bonds. We anticipate our sustaining capital expenditures through 2017 to be approximately $2.5 to $3.1 million primarily for fleet capital spares. Scheduled principal debt maturities and interest payments from June 30, 2016 to December 31, 2017 are approximately $29.1 million. We expect to fund our capital expenditures and debt related payments through 2017 from our available working capital and cash flow from operations. As our currently warm stacked rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be recoverable from the customer. We currently have $25.2 million available for the issuance of letters of credit under our revolving letter of credit facility.

The table below includes a summary of our cash flow information for periods indicated.

	Successor	Predecessor
	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016	Six Months Ended June 30, 2015
(in thousands)
Cash flows provided by (used in):
Operating activities	$204	$(21,365)	$24,659
Investing activities	(7,982)	116	(17,017)
Financing activities	(766)	66,875	(54,605)

Changes in cash flows from operating activities for the Successor and Predecessor Periods are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) and significant collections from our customers during the period. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $8.0 million in the Successor Period. In the six months ended June 30, 2015 we made debt payments of $54.6 million, including both scheduled maturities and discretionary open market purchases of pre-bankruptcy debt. In the Successor Period, we made scheduled maturity payments on post-bankruptcy debt totaling $0.7 million.

The significant elements of our post-petition debt are described in “Note 5. Debt” to our consolidated financial statements included elsewhere in this report.

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

In July 2015, we became aware that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these recent developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we recently advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia.  That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in the abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

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

Fresh-start Accounting: Effective with our bankruptcy filing on December 3, 2015, we were subject to the requirements of ASC 852. All expenses, realized gains and losses and provisions for losses directly associated with the bankruptcy proceedings were classified as “reorganization items” in the consolidated statements of operations. Certain pre-petition liabilities subject to Chapter 11 proceedings were considered liabilities subject to compromise on the Petition Date and just prior to our emergence from bankruptcy on the Effective Date. The LSTC classification distinguished such liabilities from the liabilities that were not expected to be compromised and liabilities incurred post-petition.

Upon emergence from bankruptcy, we adopted fresh-start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of June 30, 2016 and the related adjustments thereto were recorded in our consolidated statement of operations as reorganization items for the period January 1 to February 10, 2016.

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $0.0 million and $20.2 million at June 30, 2016 and December 31, 2015, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. The risks associated with foreign exchange rates were not significant in the first six months of 2016 as all of our drilling contracts have been primarily denominated in U.S. dollars. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of the decline in oil prices has negatively impacted the offshore contract drilling business as discussed in “Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk: As of June 30, 2016, we had approximately $142.3 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of June 30, 2016, the 3-month LIBOR rate was 0.65% and the current interest rate on the 2016 Term Loan Facility is 7.15%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR (above the LIBOR floor) we would be subject to an increase in interest expense of $1.4 million per annum based on June 30, 2016 outstanding principal amounts. We have not entered into any interest rate hedges or swaps with regard to either of the term loans.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs may vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. Fluctuations in foreign currencies have not had a material impact on our overall results. If we find ourselves in situations where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2016, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported, within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Office of the Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Office of the Chief Executive and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Memorandum and Articles of Association of the Company		8-K	333-159299-15	3.1	08/05/16
4.4	Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016		S-1	333-212081	4.4	06/16/16
10.1	Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders (as defined therein) party thereto		10-Q	333-159299-15	10.3	05/13/16
10.2†	Employment Agreement between Vantage Drilling International and Douglas E. Stewart, dated May 10, 2016		8-K	333-159299-15	10.1	05/17/16
31.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Section 302	X
32.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Section 906	X
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

Date: August 11, 2016	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
(Chief Financial Officer and Treasurer)
Principal Executive, Financial and Accounting Officer