Form 10-Q
period 2016-09-30
VANTAGE DRILLING INTERNATIONAL
filed 2016-11-10
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-212081

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

The number of Vantage Drilling International ordinary shares outstanding as of October 21, 2016 is 5,000,053 shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	Successor	Predecessor
	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$241,099	$203,420
Trade receivables	20,892	70,722
Inventory	46,098	64,495
Prepaid expenses and other current assets	15,261	22,106
Total current assets	323,350	360,743
Property and equipment
Property and equipment	900,352	3,481,006
Accumulated depreciation	(49,177)	(532,619)
Property and equipment, net	851,175	2,948,387
Other assets	13,682	23,050
Total assets	$1,188,207	$3,332,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$36,683	$49,437
Accrued liabilities	19,799	21,702
Current maturities of long-term debt	1,430	—
VDC note payable	—	61,477
Total current liabilities	57,912	132,616
Long–term debt, net of discount and financing costs of $117,835 and $0	851,682	—
Other long-term liabilities	10,924	33,097
Liabilities subject to compromise	—	2,694,456
Commitments and contingencies (Note 8)
Shareholders' equity
Predecessor ordinary shares, $0.001 par value, 50 million shares authorized; one thousand shares issued and outstanding	—	—
Predecessor additional paid-in capital	—	595,119
Successor ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	—
Successor additional paid-in capital	373,972	—
Accumulated deficit	(106,288)	(138,363)
Total VDI shareholders' equity	267,689	456,756
Noncontrolling interests	—	15,255
Total equity	267,689	472,011
Total liabilities and equity	$1,188,207	$3,332,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2016	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue
Contract drilling services	$34,755	$99,715	$20,891	197,134	608,003
Management fees	993	3,664	752	1,923	5,706
Reimbursables	4,194	14,860	1,897	11,033	31,285
Total revenue	39,942	118,239	23,540	210,090	644,994
Operating costs and expenses
Operating costs	30,983	93,387	25,213	93,950	284,009
General and administrative	10,128	27,991	2,558	5,058	17,749
Depreciation	18,977	49,434	10,696	31,764	95,168
Total operating costs and expenses	60,088	170,812	38,467	130,772	396,926
Income (loss) from operations	(20,146)	(52,573)	(14,927)	79,318	248,068
Other income (expense)
Interest income	11	26	3	28	53
Interest expense and other financing charges (contractual interest of $23,219 for the period from January 1, 2016 to February 10, 2016)	(18,722)	(48,144)	(1,728)	(46,182)	(138,209)
Gain on debt extinguishment	—	—	—	-	10,823
Other, net	669	987	(69)	465	2,285
Reorganization items	35	(606)	(452,923)	—	—
Total other expense	(18,007)	(47,737)	(454,717)	(45,689)	(125,048)
Income (loss) before income taxes	(38,153)	(100,310)	(469,644)	33,629	123,020
Income tax provision	3,373	5,978	2,371	28,439	66,590
Net income (loss)	(41,526)	(106,288)	(472,015)	5,190	56,430
Net income (loss) attributable to noncontrolling interests	—	—	(969)	(4)	663
Net income (loss) attributable to VDI	$(41,526)	$(106,288)	$(471,046)	$5,194	$55,767
Net loss per share, basic and diluted	$(8.31)	$(21.26)	N/A	N/A	N/A
Weighted average successor ordinary shares outstanding, basic and diluted	5,000	5,000	N/A	N/A	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Successor	Predecessor
	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(106,288)	$(472,015)	$56,430
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	49,434	10,696	95,168
Amortization of debt financing costs	310	—	6,349
Amortization of debt discount	31,075	—	1,813
Reorganization items	—	430,210	—
Non-cash gain on debt extinguishment	—	—	(10,814)
Share-based compensation expense	76	—	—
Deferred income tax benefit	(2,660)	—	(997)
Loss on disposal of assets	634	—	343
Changes in operating assets and liabilities:
Restricted cash	1,000	(1,000)	—
Trade receivables	53,405	(3,575)	48,436
Inventory	(1,856)	223	657
Prepaid expenses and other current assets	(47)	6,893	9,636
Other assets	(1,823)	941	7,789
Accounts payable	2,136	(14,890)	(152,300)
Accrued liabilities and other long-term liabilities	(22,113)	21,152	6,945
Net cash provided by (used in) operating activities	3,283	(21,365)	69,455
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(10,107)	116	(31,200)
Net cash provided by (used in) investing activities	(10,107)	116	(31,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,072)	(7,000)	(67,980)
Proceeds from issuance of 10% Second Lien Notes	-	76,125	-
Proceeds from borrowings under credit agreements	-	-	150,000
Distributions to VDC	-	-	(498)
Debt issuance costs	(51)	(2,250)	—
Net cash provided by (used in) financing activities	(1,123)	66,875	81,522
Net increase (decrease) in cash and cash equivalents	(7,947)	45,626	119,777
Cash and cash equivalents—beginning of period	249,046	203,420	75,801
Cash and cash equivalents—end of period	$241,099	$249,046	$195,578
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$10,134	$1,568	$96,683
Income taxes	15,536	2,631	42,537
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$2,911	$-	$-

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

Restructuring Agreement and Emergence from Voluntary Reorganization under Chapter 11 Proceeding

On December 1, 2015, we and Vantage Drilling Company (“VDC”), our former parent company, entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it was reflected in the consolidated financial statements, at carryover basis, on a retrospective basis. Effective with the Company’s emergence from bankruptcy on February 10, 2016 (the “Effective Date”), VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 new ordinary shares of the reorganized Company (the “New Shares”) in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.6 million as of such date.

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

Pursuant to the terms of the Reorganization Plan, the term loans and senior notes were retired on the Effective Date by issuing the debtholders units in the reorganized Company (the “Units”), with each Unit of securities originally consisting of one New Share and $172.61 of principal of the Company’s 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”), subject to adjustment upon the payment of interest in kind and certain cases of redemption or conversion of the Convertible Notes, as well as share splits, share dividends, consolidation or reclassification of the New Shares. As of September 30, 2016, taking into account the payment of interest in kind on the Convertible Notes on June 30, 2016, each such unit of securities became comprised of one New Share and $173.28 of principal of Convertible Notes. The New Shares and the Convertible Notes are subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being transferred or exchanged separately. For every $1,000 of principal, a note holder received 1.722798 Units for the 2017 Term Loan, 1.725087 Units for the 2019 Term Loan, 1.786070 Units for the 7.5% Senior Notes, and 1.728569 Units for the 7.125% Senior Notes. In total, these debtholders received 4,344,959 Units under the Reorganization Plan.

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes.

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

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition  term loans and senior notes claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the Company’s new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”). In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, which was paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, resulting in net cash proceeds of $73.9 million, after deducting the cash portion of the backstop premium.

The Reorganization Plan allowed the Company to continue business operations during the court proceedings and maintain all operating assets and agreements. The Company had adequate liquidity prior to the filing and did not have to seek any debtor-in-possession financing. All trade payables, credits, wages and other related obligations were unimpaired by the Reorganization Plan.

Other Events: In July 2015, we became aware that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in the abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2016, for the three months ended September 30, 2016, the periods from February 10, 2016 to September 30, 2016, from January 1, 2016 to February 10, 2016 and the three and nine months ended September 30, 2015 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries and VIEs discussed below. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements (except for the impact of the application of fresh-start accounting). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2015 is derived from our December 31, 2015 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 though, as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting upon emergence from bankruptcy. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIEs”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Certain subsidiaries of VDC, who were guarantors of our pre-petition debt and  part of the Reorganization Plan, became our subsidiaries upon emergence from bankruptcy on the Effective Date. We consolidated these entities in our Predecessor consolidated financial statements because we determined that they were VIEs and that we were the primary beneficiary. The following table summarizes the net effect of consolidating these entities on our Predecessor consolidated statement of operations.

	Predecessor
	Period from January 1, 2016 to February 10, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(in thousands)
Revenue	$1,219	$5,563	$16,665
Operating costs and expenses	1,240	5,200	15,034
Income before taxes	22	367	1,658
Income tax provision	991	371	995
Net income (loss) attributable to noncontrolling interests	(969)	(4)	663

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We did not have an allowance for doubtful accounts as of September 30, 2016 or December 31, 2015.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At September 30, 2016, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $132.0 million, $70.0 million and $347.6 million, respectively, based on quoted market prices, a Level 1 measurement. At December 31, 2015, the fair value of the 7.125% Senior Notes and the 7.5% Senior Notes was approximately $15.7 million and $23.5 million, respectively, based on quoted market prices, a Level 1 measurement. These notes are classified as LSTC as of December 31, 2015 and were discharged under the Reorganization Plan on the Effective Date.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, but all of the guidance must be adopted in the same period. We adopted ASU No. 2016-09 in the third quarter of 2016 in connection with the adoption of the Amended and Restated 2016 Management Incentive Plan (the “2016 Amended MIP”), and there was no impact on our financial statements as there were no outstanding share awards at the adoption date.

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
b)

Represents the issuance of the new debt in connection with the Reorganization Plan: (1) the conversion of the pre-petition revolving credit facility into (i) $143.0 million of the 2016 Term Loan Facility and (ii) $7.0 million of cash; (2) the issuance of $76.1 million of new 10% Second Lien Notes in a rights offering raising net proceeds of approximately $73.9 million after backstop premium and offering costs and (3) issuance of 4,344,959 New Shares and $750.0 million face value of Convertible Notes.

c)	Reflects the settlement of the VDC Note by issuing 655,094 New Shares in accordance with the Reorganization Plan.
d)	Reflects the settlement of LSTC in accordance with the Reorganization Plan as follows:

(in thousands)
2017 Term Loan	$323,543
2019 Term Loan	341,250
7.5% Senior Notes	1,086,815
7.125% Senior Notes	727,622
Prepetition credit facility	150,000
Accrued interest	65,226
Liabilities subject to compromise of the Predecessor Company	2,694,456
Fair value of equity issued to debtholders	(311,351)
Fair value of Convertible Notes issued to debtholders	(603,080)
Issuance of 2016 Term Loan Facility	(143,000)
Credit Facility settled in cash	(7,000)
Gain on settlement of liabilities subject to compromise (debt forgiveness)	$1,630,025
e)	Reflects the cumulative impact of reorganization adjustments discussed above:

(in thousands)
Gain on settlement of liabilities subject to compromise	$1,630,025
Cancellation of Predecessor Company equity	595,119
Acquisition of non-controlling interests	14,286
Net impact to retained earnings	$2,239,430
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

4. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor		Predecessor
	Three Months Ended September 30, 2016	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)
Professional fees	$(35)	$606	$22,716
Net gain on settlement of LSTC	—	—	(1,630,025)
Fresh-start adjustments	—	—	2,060,232
	$(35)	$606	$452,923

For the periods from February 10, 2016 to September 30, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $15.9 million and $7.3 million, respectively.

5. Debt

Following our emergence from bankruptcy, our debt as of September 30, 2016 and February 10, 2016 was comprised of the following:

	September 30, 2016	February 10, 2016
(in thousands)
2016 Term Loan Facility	$141,928	$143,000
10% Second Lien Notes, net of financing costs of $1,990 and $2,250	74,135	73,875
Convertible Notes, net of discount of $115,845 and $146,920	637,049	603,080
	853,112	819,955
Less current maturities of long-term debt	1,430	1,430
Long-term debt, net	$851,682	$818,525

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

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The initial term loans are currently bearing interest at 7.3%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500 which commenced in March 2016.

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

10% Senior Secured Second Lien Notes. The Company engaged in a rights offering for $75.0 million of new 10% Second Lien Notes for certain holders of its secured debt claims. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, which was paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and in net cash proceeds of approximately $73.9 million after deducting the cash portion of the backstop premium.

The 10% Second Lien Notes were issued at par and are fully and unconditionally guaranteed (except for customary release provisions), on a senior secured basis, by all of the subsidiaries of the Company. The 10% Second Lien Notes mature on December 31, 2020, and bear interest from the date of their issuance at the rate of 10% per year. Interest on outstanding 10% Second Lien Notes is payable semi-annually in arrears, which commenced on June 30, 2016. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 10% Second Lien Notes rank behind the 2016 Term Loan Facility as to collateral.

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

In the event of a change in control, the holders of our Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at February 10, 2016 and September 30, 2016, respectively.

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

6. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of September 30, 2016, 5,000,053 ordinary shares were issued and outstanding.

As of December 31, 2015, the Company was a 100% owned subsidiary of VDC and did not have any equity incentive plans of its own. VDC had the 2007 Long-Term Incentive Plan under which time-vested and performance units were awarded to officers and employees of the Company and related share compensation expense was recognized. The vesting of outstanding equity awards provided by VDC was suspended prior to December 31, 2015 as the trading value of the shares of VDC was below the administrative costs of vesting the awards. Outstanding share awards at December 31, 2015 were cancelled due to VDC’s liquidation filing in the Cayman Islands. We recognized share compensation expense charged by VDC of $1.4 million and $4.9 million for the three and nine months ended September 30, 2015, respectively.

On August 9, 2016, the Company adopted the 2016 Amended MIP to align the interests of participants with those of the shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards. During the third quarter of 2016, we granted to employees 41,894 time-based restricted stock units (“TBGs”) and 97,749 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. In September 2016, four directors were granted 763 TBGs each, or a total of 3,052 TBGs. The TBGs vest ratably over the first four anniversaries of the Effective Date; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined (a “QLE”), otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value targets specified in the grants. During the quarter ended September 30, 2016, we recognized approximately $75,800 of share based compensation expense.

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

Deferred income tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets and liabilities using the enacted tax rates, which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In certain jurisdictions, we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply; however, our ability to meet the requirements of the preferential tax regimes may be affected by changes in laws, our business operations and other factors affecting our company and industry, many of which are beyond our control.

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

In July 2015, we became aware that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia.  That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in the abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Successor	Predecessor
	September 30, 2016	December 31, 2015
(in thousands)
Prepaid insurance	$638	$1,394
Sales tax receivable	8,378	8,203
Income tax receivable	1,380	5,398
Other receivables	89	734
Other	4,776	6,377
	$15,261	$22,106

Property and Equipment, net

Property and equipment, net, consisted of the following:

	Successor	Predecessor
	September 30, 2016	December 31, 2015
(in thousands)
Drilling equipment	$865,499	$3,425,738
Assets under construction	16,473	23,421
Office and technology equipment	17,372	29,405
Leasehold improvements	1,008	2,442
	900,352	3,481,006
Accumulated depreciation	(49,177)	(532,619)
Property and equipment, net	$851,175	$2,948,387

Other Assets

Other assets consisted of the following:

	Successor	Predecessor
	September 30, 2016	December 31, 2015
(in thousands)
Performance bond collateral	$3,197	$3,197
Deferred certification costs	5,336	10,050
Deferred mobilization costs	2,351	8,454
Deferred income taxes	1,812	152
Deposits	986	1,197
	$13,682	$23,050

Accrued Liabilities

Accrued liabilities consisted of the following:

	Successor	Predecessor
	September 30, 2016	December 31, 2015
(in thousands)
Interest	$3,866	$1,125
Compensation	12,415	8,360
Income taxes payable	2,059	8,901
Other	1,459	3,316
	$19,799	$21,702

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	Successor	Predecessor
	September 30, 2016	December 31, 2015
(in thousands)
Deferred revenue	$—	$20,247
Deferred income taxes	1,637	2,635
Other non-current liabilities	9,287	10,215
	$10,924	$33,097

Transactions with Former Parent Company

The Company's Consolidated Statement of Operations included the following transactions with VDC for the periods indicated:

	Successor		Predecessor
	Three Months Ended September 30, 2016	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(in thousands)
Reimbursable revenues	$—	$—	$—	$1,599	$5,787
Interest income	7	18	3	7	21
Interest expense	—	—	(662)	—	—
	$7	$18	$(659)	$1,606	$5,808

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the periods indicated:

	Successor	Predecessor
	September 30, 2016	December 31, 2015
(in thousands)
Accounts payable to related parties, net	$17,257	$17,340
VDC Note	—	61,477
Accrued liabilities	—	489
	$17,257	$79,306

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

We also provide construction supervision services for drilling units owned by others. In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship. This business represented approximately 2.5%, 3.1% , 3.2%, 0.9% and 0.9% of our total revenue for the three months ended September 30, 2016, for the periods from February 10, 2016 to September 30, 2016, from January 1, 2016 to February 10, 2016 and for the three and nine months ended September 30, 2015, respectively.

For the three and nine months ended September 30, 2016 and 2015, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Two customers accounted for approximately 66% and 20% of consolidated revenue for the three months ended September 30, 2016. Three customers accounted for approximately 56%, 19% and 15% of consolidated revenue for the period from February 10, 2016 2016 to September 30, 2016.  Three customers accounted for approximately 58%, 18% and 14% of consolidated revenue for the period from January 1, 2016 to February 10, 2016. Three customers accounted for approximately 31%, 26% and 25% of consolidated revenue for the three months ended September 30, 2015. For the nine months ended September 30, 2015, three customers accounted for approximately 29%, 24% and 24% of consolidated revenue.

Our revenue by country was as follows (in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2016	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Congo	$26,385	$65,664	$13,769	$64,324	$185,566
Malaysia	7,783	22,743	3,319	—	—
Indonesia	—	18,062	4,214	—	—
India	—	—	—	51,735	156,916
U.S.	—	—	—	32,493	128,307
Other countries (a)	5,774	11,770	2,238	61,538	174,205
Total revenues	$39,942	$118,239	$23,540	$210,090	$644,994
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows (in thousands):

	Successor	Predecessor
	September 30, 2016	December 31, 2015
	(unaudited)
Congo	$282,404	$582,590
Malaysia	286,767	—
South Africa	200,751	851,099
India	—	718,966
Other countries (a)	81,253	795,732
Total property and equipment	$851,175	$2,948,387
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2016 and our results of operations for the three months ended September 30, 2016, for the periods from February 10, 2016 to September 30, 2016 (the “Successor Period”) and from January 1, 2016 to February 10, 2016 (the “Predecessor Period”) and for the three and nine months ended September 30, 2015. The Successor Period and the Predecessor Period referred to in the results of operations are two distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of October 21, 2016.

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

Pursuant to the terms of the Reorganization Plan, the pre-bankruptcy term loans and senior notes were retired on the Effective Date by issuing the debtholders Units in the reorganized Company, with each Unit of securities originally consisting of one New Share and $172.61 of principal of the Convertible Notes, subject to adjustment upon the payment of interest in kind and certain cases of redemption of conversion of the Convertible Notes, as well as share splits, share dividends, consolidation or reclassification of the New Shares. As of September 30, 2016, taking into account the payment of interest in kind on the Convertible Notes on June 30, 2016, each such unit of securities became comprised of one New Share and $173.28 of principal of Convertible Notes. The New Shares and the Convertible Notes are subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being transferred or exchanged separately. For every $1,000 of principal, a note holder received 1.722798 Units for the 2017 Term Loan, 1.725087 Units for the 2019 Term Loan, 1.786070 Units for the 7.5% Senior Notes, and 1.728569 Units for the 7.125% Senior Notes. In total, these debtholders received 4,344,959 Units under the Reorganization Plan.

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

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition  secured debt claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the Company’s 10% Second Lien Notes. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and in net cash proceeds of $73.9 million, after deducting the cash portion of the backstop premium.

VDC Note. Effective with the Company’s emergence from bankruptcy, VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 New Shares in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.6 million as of such date.

The Reorganization Plan allowed the Company to maintain all operating assets and agreements. All trade payables, credits, wages and other related obligations were unimpaired by the Reorganization Plan.

Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of September 30, 2016 and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency estimates that demand will increase by approximately 1.3 million barrels per day or 1.4% in 2016 and increase by approximately 1.2 million barrels per day or 1.2% in 2017. While this represents favorable growth in demand, it has not been enough to offset surplus production and high inventories which continue to depress oil prices.

As a result of the significant decline in oil prices, exploration and development companies have significantly reduced capital expenditure budgets for 2016. Recent analyst surveys of exploration and production spending indicate that oil and gas companies continue to reduce capital expenditures and have been releasing rigs and significantly reducing equipment orders. Accordingly, we anticipate that our industry will experience depressed market conditions through 2017 and potentially beyond.

In addition to the reduction in demand for drilling rigs, additional supply of newbuild rigs is further depressing the market. There are currently 107 jackups and 56 deepwater floaters on order at shipyards per ODS-Petrodata with scheduled deliveries extending out to 2020. While 90 jackups and 29 deepwater floaters are scheduled for delivery through December 31, 2017, it is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service. This process takes time as many of the drilling rigs are still working for customers on contracts. Accordingly, while we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2016 and 2017.

A summary of our backlog coverage of days contracted and related revenue as of September 30, 2016 forward is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2016	2017	2016	2017	Beyond
Jackups	50%	35%	$12,759	$33,178	$5,457
Drillships	33%	33%	$24,380	$102,200	$87,000

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Successor		Predecessor
	Three Months Ended September 30, 2016	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Jackups
Rigs available	4	4	4	4	4
Available days (1)	368	936	160	368	1,092
Utilization (2)	25.6%	43.4%	53.6%	72.0%	81.0%
Average daily revenues (3)	$112,205	$94,794	$88,347	$119,165	$140,272
Deepwater
Rigs available	3	3	3	3	3
Available days (1)	276	702	120	276	819
Utilization (2)	33.1%	33.2%	33.3%	87.1%	92.9%
Average daily revenues (3)	$265,000	$262,271	$332,715	$688,606	$636,050

(1)	Available days are the total number of rig calendar days in the period.
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

The following table is an analysis of our operating results for the periods indicated.

	Successor		Predecessor
	Three Months Ended September 30, 2016	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(in thousands)
Revenues
Contract drilling services	$34,755	$99,715	$20,891	$197,134	$608,003
Management fees	993	3,664	752	1,923	5,706
Reimbursables	4,194	14,860	1,897	11,033	31,285
Total revenues	39,942	118,239	23,540	210,090	644,994
Operating costs and expenses
Operating costs	30,983	93,387	25,213	93,950	284,009
General and administrative	10,128	27,991	2,558	5,058	17,749
Depreciation	18,977	49,434	10,696	31,764	95,168
Total operating costs and expenses	60,088	170,812	38,467	130,772	396,926
Income (loss) from operations	(20,146)	(52,573)	(14,927)	79,318	248,068
Other income (expense)
Interest income	11	26	3	28	53
Interest expense and financing charges	(18,722)	(48,144)	(1,728)	(46,182)	(138,209)
Gain on debt extinguishment	-	-	-	-	10,823
Other, net	669	987	(69)	465	2,285
Reorganization items	35	(606)	(452,923)	-	-
Total other expense	(18,007)	(47,737)	(454,717)	(45,689)	(125,048)
Income (loss) before income taxes	(38,153)	(100,310)	(469,644)	33,629	123,020
Income tax provision	3,373	5,978	2,371	28,439	66,590
Net income (loss)	(41,526)	(106,288)	(472,015)	5,190	56,430
Net income (loss) attributable to noncontrolling interests	-	-	(969)	(4)	663
Net income (loss) attributable to VDI	$(41,526)	$(106,288)	$(471,046)	$5,194	$55,767

Revenue: During the three months ended September 30, 2016 and the Successor Period, the Aquamarine Driller worked throughout both of these periods. The Topaz Driller completed its contract in early July 2016 and is currently warm stacked. Additionally, the Sapphire Driller worked approximately 31 days during the Successor period on a short-term contract in West Africa. These rigs generated average daily revenue of approximately $112,205 per day and $94,794 per day for the three months ended September 30, 2016 and the Successor Period, respectively. Deepwater utilization for both the three months ended September 30, 2016 and the Successor Period averaged 33% as only the Tungsten Explorer worked during these periods. Neither of our other two ultra-deepwater drillships worked during the Successor Period as the Platinum Explorer completed its initial 5-year contract during the fourth quarter of 2015 and the Titanium Explorer drilling contract was cancelled by the operator in August 2015. Average daily revenue declined for both jackups and drillships because drilling contractors have reduced dayrates in an effort to keep their rigs working in a market where the supply of drilling rigs continues to exceed demand for the rigs. Although we are marketing all of our rigs, only one drillship and one jackup are currently operating. However, the Emerald Driller is expected to commence operations in November 2016.

In the Predecessor Period, we had two jackups working at an average daily revenue of approximately $88,347 per day as the Sapphire Driller completed its contract in November 2015 and did not work during the Predecessor Period and the Emerald Driller completed its contract in early January 2016. Deepwater utilization for the Predecessor Period averaged 33%, with the Tungsten Explorer being the only drillship operating throughout the period.

In the third quarter of 2015, six of our seven rigs were operating under contracts with customers at substantially higher dayrates than in the Successor Period. During the three months ended September 30, 2015, the utilization of our four jackups averaged approximately 72% with average daily revenue of $119,165, while our three drillships had average utilization of 87% with average daily revenue of $688,606.

Management fees for the three months ended September 30, 2016 and the Successor Period averaged approximately $10,793 per day and $15,658 per day, respectively. During the Predecessor Period management fees averaged approximately $18,800 per day in 2016 and approximately $20,902 per day in 2015. Reimbursable revenue for the three months ended September 30, 2016 and the

Successor Period was $4.2 million and $14.9 million, respectively, with four rigs working during the period. Reimbursable revenue for the Predecessor Period was $1.9 million when three rigs worked for the entire period.

Operating costs: Operating costs for the three months ended September 30, 2016 were approximately $31.0 million, including $3.5 million of reimbursable costs, with two rigs operating throughout the period. Operating costs for the Successor Period were approximately $93.4 million, including $11.9 million of reimbursable costs. For the Predecessor Period, operating costs were $25.2 million or approximately $90,000 per day based on total available days. Operating costs for the three months ended September 30, 2015 were approximately $94.0 million, including $7.8 million of reimbursable costs, with six rigs operating throughout the period. Operating costs for the nine months ended September 30, 2015 were approximately $284.0 million, including $20.3 million of reimbursable costs. The reduction in operating costs reflects reduced costs associated with idled rigs as well as cost saving initiatives implemented in 2016 for both operating and stacked rigs.

General and administrative expenses: General and administrative expenses for the three months ended September 30, 2016 includes increased legal expenses associated with our internal FCPA investigation and the Petrobras arbitration and accrued severance costs of $1.7 million in connection with the resignations of former executives. Included in general and administrative expenses for the Successor Period are professional fees incurred in connection with our registration statement on Form S-1 that was initially filed in June 2016 and accrued severance costs of $4.5 million in connection with the resignations of former executives, in addition to normal recurring general and administrative expenses. There were no similar charges incurred in the Predecessor Period or for the three and nine months ended September 30, 2015.

Depreciation expense: For the three and nine months ended September 30, 2015 and the Predecessor Period, depreciation expense is based on the historical cost basis of our property and equipment. Upon our emergence from bankruptcy, we applied the provisions of fresh-start accounting and revalued our property and equipment to fair value which resulted in a significant decrease in those values. Depreciation expense for the three months ended September 30, 2016 and the Successor Period is based on the reduced asset values of property and equipment as a result of the adoption of fresh-start accounting.

Interest expense and other financing charges: Interest expense for the three months ended September 30, 2016 and for the Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy on February 10, 2016. Interest expense for the Predecessor Period is calculated on the old credit agreement as provided for in the Reorganization Plan and on the VDC Note issued in connection with the Reorganization Plan. Interest expense for the three and nine months ended September 30, 2015 is calculated on the outstanding debt during that period, which was significantly higher than the post-petition debt.

Gain on extinguishment of debt: During the nine months ended September 30, 2015, we repurchased in the open market, at a discount to face value, $31.8 million of our 7.5% Senior Notes and $7.5 million of our 2017 Term Loan and recognized gains of $9.3 million and $1.5 million, respectively, including the write-off of deferred financing costs of $1.0 million.

Reorganization items: In the Predecessor Period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC. During the three months ended September 30, 2016, we recorded a reduction to previously accrued professional expenses in connection with our bankruptcy during the Successor Period.

Income tax expense: Our estimated annualized effective tax rates for the Successor Period and Predecessor Period were negative 9.4% and our estimated annualized effective tax rate for the nine months ended September 30, 2015 was positive 42.0%, based on estimated annualized loss or profit before income taxes in each respective period, excluding income tax discrete items. For the 2016 Successor Period and Predecessor Period, we had a loss before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. Decreases in taxes in the Successor Period and Predecessor Period in 2016 are primarily due to decreases in income before income taxes due to the nonoperational status of the majority of the rigs in 2016. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Liquidity and Capital Resources

As of September 30, 2016, we had working capital of approximately $265.4 million, including approximately $241.1 million of cash available for general corporate purposes. Additionally, we have posted $3.2 million of cash as collateral for bid tenders and performance bonds. We anticipate our sustaining capital expenditures through 2017 to be approximately $3.5 to $4.2 million primarily for fleet capital spares. Scheduled principal debt maturities and interest payments from September 30, 2016 to December 31, 2017 are approximately $26.5 million. We expect to fund our capital expenditures and debt related payments through 2017 from our available working capital and cash flow from operations. As our currently warm stacked rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be recoverable from the customer. We currently have $25.7 million available for the issuance of letters of credit under our revolving letter of credit facility.

The table below includes a summary of our cash flow information for periods indicated.

	Successor	Predecessor
	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016	Nine Months Ended September 30, 2015
(in thousands)
Cash flows provided by (used in):
Operating activities	$3,283	$(21,365)	$69,455
Investing activities	(10,107)	116	(31,200)
Financing activities	(1,123)	66,875	81,522

Changes in cash flows from operating activities for the Successor Period and Predecessor Period are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) and significant collections from our customers during the period. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $10.1 million in the Successor Period. In the nine months ended September 30, 2015, we made debt payments of $68.0 million, including both scheduled maturities and discretionary open market purchases of pre-bankruptcy debt. In the Successor Period, we made scheduled maturity payments on post-bankruptcy debt totaling $1.1 million.

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

In July 2015, we became aware that Hamylton Padilha, the Brazilian agent the Company used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia.  That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in the abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

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

Fresh-start Accounting: Effective with our bankruptcy filing on December 3, 2015, we were subject to the requirements of ASC 852. All expenses, realized gains and losses and provisions for losses directly associated with the bankruptcy proceedings were classified as “reorganization items” in the consolidated statements of operations. Certain pre-petition liabilities subject to Chapter 11 proceedings were considered LSTC on the Petition Date and just prior to our emergence from bankruptcy on the Effective Date. The

LSTC classification distinguished such liabilities from the liabilities that were not expected to be compromised and liabilities incurred post-petition.

Upon emergence from bankruptcy, we adopted fresh-start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of September 30, 2016 and the related adjustments thereto were recorded in our consolidated statement of operations as reorganization items for the period January 1 to February 10, 2016.

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

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Deferred revenues under drilling contracts were $0.0 million and $20.2 million at September 30, 2016 and December 31, 2015, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Interest Rate Risk: As of September 30, 2016, we had approximately $141.9 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of September 30, 2016, the 3-month LIBOR rate was 0.84% and the current interest rate on the 2016 Term Loan Facility is 7.34%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR (above the LIBOR floor) we would be subject to an increase in interest expense of $1.4 million per annum based on September 30, 2016 outstanding principal amounts. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. The risks associated with foreign exchange rates were not significant in the first nine months of 2016 as all of our drilling contracts were denominated in U.S. dollars. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment, if necessary, in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs could vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. If these situations were to occur where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2016, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
3.1	Third Amended and Restated Memorandum and Articles of Association of the Company, effective August 4, 2016		8-K	333-159299-15	3.01	08/05/16
10.1	Employment Agreement between Vantage Drilling International and Ihab Toma, dated August 9, 2016		S-1/A	333-212081	10.13	08/26/2016
10.2	Employment Agreement Between Vantage Drilling International and Thomas Cimino, dated September 22, 2016		S-1/A	333-212081	10.14	10/12/2016
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906	X
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906	X
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

Date: November 10, 2016	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)