Form 10-K
period 2016-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2017-03-10
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to 12(g) of the Act: None

---

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of the registrant’s ordinary shares outstanding as of February 28, 2017 is 5,000,053 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures by oil and natural gas exploration and production companies;
•	termination or renegotiation of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	competition within our industry;
•	excess supply of drilling units worldwide;
•	limited mobility of our drilling units between geographic regions;
•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	operations in international markets;
•	governmental, tax and environmental regulation;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;
•	changes in tax laws, treaties or regulations;
•	applicability of foreign laws, including foreign labor and employment laws;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in filings we may make with the Securities and Exchange Commission (the “SEC”), which may be obtained by contacting us or the SEC. These filings are also available through our website at www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval system (EDGAR) at www.sec.gov. The contents of our website are not part of this Annual Report.

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling International (formerly known as Offshore Group Investment Limited) and its consolidated subsidiaries.

PART I

Item 1.	Business.

Our Company

Vantage Drilling International (the “Company” or “VDI”), a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction and preservation management services when stacked.

The Company was previously known as Offshore Group Investment Limited and changed its corporate name to Vantage Drilling International effective February 11, 2016.

Restructuring Agreement and Bankruptcy Proceedings under Chapter 11

On December 1, 2015, we and our former parent company, Vantage Drilling Company (“VDC”), entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC would commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”).

On December 3, 2015 (the “Petition Date”), the Company and 24 debtor subsidiaries, including five debtor subsidiaries of VDC who were guarantors of the Company’s pre-bankruptcy secured debt, filed the Reorganization Plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the Bankruptcy Court for the District of Delaware confirmed the Company’s Reorganization Plan and the Company emerged from bankruptcy effective February 10, 2016 (the “Effective Date”). The significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company entered into an amended and restated credit agreement (the “Credit Agreement”) providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted (the “2016 Term Loan Facility”).  The lenders under the Company’s pre-petition credit facility also received $7.0 million in cash under the Reorganization Plan.

10% Senior Secured Second Lien Notes. The Company engaged in a rights offering for $75.0 million of new 10% Senior Secured Second Lien Notes due 2020 (“10% Second Lien Notes”) for certain holders of its secured debt claims. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and raising $73.9 million, after deducting the cash portion of the backstop premium.

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 new ordinary shares of the Company (the “New Shares”) and $750.0 million of 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”) to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to these creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes are convertible into additional New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Third Lien Indenture) which was $95.60 as of the issue date. The Third Lien Indenture includes customary covenants that restrict the granting of liens and customary events of default, including, among other things, failure to issue securities upon conversion of the Convertible Notes.

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

The following table sets forth certain information concerning our offshore drilling fleet as of February 28, 2017.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Warm Stacked
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Malaysia	Mobilizing

Drillships (1)
Platinum Explorer	2010	12,000	40,000	Malaysia	Warm Stacked
Titanium Explorer	2012	12,000	40,000	South Africa	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Congo	Operating
(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

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

Proven safety and operational track record. We have a proven track record of safely and successfully operating, marketing, managing and constructing offshore drilling units.

Experienced and customer focused management and operational team. We benefit from our management team, which has extensive experience in the drilling industry, strong relationships with major, national and independent oil and natural gas companies and international and domestic public company experience involving numerous acquisitions and debt and equity financings.

Strategy

Our strategy includes:

Maintain significant liquidity. In response to the significant downturn in the drilling industry, we are strategically preserving our liquidity. Completing the Reorganization Plan significantly reduced our debt service obligations and we have no significant maturities until December 2019. We are working to optimize our workforce for our current level of operations, closely monitoring maintenance and capital expenditures and working to extend our contract backlog.

Capitalize on customer demand for modern, high specification units. We own and manage high specification drilling units, which are well suited to meet the requirements of customers for efficiently drilling through deep and complex geological formations, and drilling horizontally. Additionally, high specification drilling units generally provide faster drilling and moving times. A majority of the bid invitations for jackups that we receive require high specification units. Aside from their drilling capabilities, we believe that customers generally prefer modern drilling units because of improved safety features and less frequent downtime for maintenance. Modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high quality operating personnel.

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

We may seek to manage additional deepwater drilling units and jackup drilling units to service the market.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling units. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time as is the case today. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. Due to the sustained low level of oil and gas prices since November 2014, reduced demand for offshore drilling rigs by our customers persists. The reduced demand is occurring at the same time that drilling rigs continue to be scheduled for delivery resulting in an oversupply of equipment. We expect that these adverse market conditions are likely to continue for the duration of 2017 and potentially beyond.

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

Our jackup fleet is focused on the “long-legged” (350+ ft.) high specification market. The drillships that we operate are focused on the ultra-deepwater segment, but can operate efficiently and cost effectively in the midwater and deepwater markets as well.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the periods from January 1, 2016 to February 10, 2016 and from February 10, 2016 to December 31, 2016 and for the years ended December 31, 2015 and 2014, the following customers accounted for more than 10% of our consolidated revenue:

	Successor	Predecessor
	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31,
			2015	2014
Total E&P Congo	58%	58%	32%	---
Olio Energy Sdn Bhd (1)	19%	14%	---	18%
Petronas Carigali Ketapang	11%	18%	---	---
Oil & Natural Gas Corporation	---	---	25%	24%
Petrobras America Inc.	---	---	20%	---
Ophir Energy	---	---	---	17%
Perenco Oil and Gas	---	---	---	14%

 (1) Olio Energy Sdn Bhd is a contracting party through which we operate for CPOC, a joint venture between Petronas Carigali JDA limited, a subsidiary of the national oil company of Malaysia, and PTTEP International Limited, a subsidiary of the national oil company of Thailand.

Drilling Contracts

Our drilling contracts are the result of negotiation with our customers, and most contracts are awarded through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control. Currently all of our drilling contracts are on a dayrate basis. A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term. Certain of our contracts with customers may be cancelable at the option of the customer upon payment of an early termination fee. Such payments may not, however, fully compensate us for the loss of the contract. Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non-performance, in the event of extensive downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events or for convenience by the customer. Many of these events are beyond our control. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term. Our contracts also typically include a provision that allows the client to extend the contract to finish drilling a well-in-progress. During periods of depressed market conditions, our clients may seek to renegotiate drilling contracts to reduce their obligations or may seek to repudiate their contracts. Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension. If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated statements of financial position, results of operations or cash flows.

The following table sets forth certain information concerning the current contract status of our offshore drilling fleet as of February 28, 2017.

Name	Region	Contract End Date	Customer
Emerald Driller	Middle East	Q2 2018	Total E&P Qatar
Aquamarine Driller	Southeast Asia	Q2 2017	CPOC
Topaz Driller	Southeast Asia	Q2 2017	Ophir Thailand
Tungsten Explorer	West Africa	Q4 2018	Total E&P Congo

Contract Backlog

As of December 31, 2016, our owned fleet had total contract backlog of approximately $229.7 million. We expect that approximately $135.4 million of our total contract backlog will be performed during 2017, with the remainder performed in 2018.

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

Drilling contracts are generally awarded on a competitive bid or negotiated basis. Pricing (day rate) is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, capabilities, age and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, rig location and efficiency. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively in a low price environment, build new rigs or acquire existing rigs. In the current market, contractors that are awarded a job are more often the ones that submit proposals for contracts at very low day rates thereby depressing global pricing.

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

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for our seven drilling units is $1.15 billion. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and our drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

Foreign Regulation

Our operations are conducted primarily in foreign jurisdictions and are subject to, and affected in varying degrees by, governmental laws and regulations in countries in which we operate, including laws, regulations and duties relating to the importation and exportation of and operation of drilling units and other equipment, currency conversions and repatriation, oil and natural gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel and the use of local employees and suppliers by foreign contractors. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Furthermore, these regulations have limited the opportunities for international drilling contracts to participate in tenders for contracts or to perform services in certain countries as the governments have strongly favored local service providers. Operations in less developed countries may be subject to legal systems that are not as predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

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

Heightened environmental concerns in the U.S. Gulf of Mexico have led to greater and more stringent environmental regulation, higher drilling costs, and a more difficult and lengthy well permitting process. In the United States, requirements applicable to our operations include regulations that would require us to obtain and maintain specified permits or governmental approvals, control the discharge of materials into the environment, require removal and cleanup of materials that may harm the environment, or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations.

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

The U.S. Oil Pollution Act of 1990 (“OPA”) and related regulations impose a variety of requirements on “responsible parties” related to the prevention and removal of discharges or threatened discharges of oil into waters of the United States, including the territorial seas, and liability for damages resulting from such spills. A “responsible party” includes the owners or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. OPA limits the total liability of a responsible party for a discharge from an offshore facility to the total of all removal costs plus $133.65 million in damages (as adjusted for inflation), and lesser damages limits for some vessels depending on their size. Few defenses exist to the liability imposed by OPA, and the liability could be substantial. Failure to comply with ongoing requirements or inadequate cooperation in the event of a spill could subject a responsible party to administrative, civil or criminal enforcement actions. Congress has been urged from time to time to consider changes to OPA that would increase or eliminate the limits on liability for damages. OPA requires owners and operators of certain vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility. Vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or financial guaranty.

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

Employees

At January 31, 2017, we managed a workforce of approximately 630 people, of which approximately 330 were our direct employees.

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

The offshore contract drilling industry, historically, has been very cyclical with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. According to industry sources, 77 jackup rigs and 26 deepwater rigs are scheduled for delivery from the shipyard through December 31, 2017. While we do not anticipate that all of these rigs will be delivered, this excess supply of rigs is depressing the markets in which we operate. Periods of low demand and excess supply intensify competition in our industry and often result in some of our drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

Following the completion of the Reorganization Plan on February 10, 2016, we had approximately $969.1 million aggregate principal amount of debt outstanding, consisting of $143.0 million under the 2016 Term Loan Facility, $76.1 million of our 10% Second Lien Notes and approximately $750.0 million of our Convertible Notes. Subject to the restrictions in our Credit Agreement and the indentures governing our 10% Second Lien Notes and our Convertible Notes, we may incur additional indebtedness. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Additionally, each of the agreements governing the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes is subject to terms, conditions and covenants, a violation of which would constitute an event of default and could result in the acceleration of the maturity of the obligations. Compliance with certain of these covenants may be beyond our control and we cannot assure you that we will satisfy those requirements. In the event (A) the Company, any guarantor, or any restricted subsidiary that is a significant subsidiary or a group of subsidiaries that, taken together would constitute a significant subsidiary, within the meaning of bankruptcy law (i) commences a voluntary case, (ii) consents to the entry of an order for relief against it in an involuntary case, (iii) consents to the appointment of a custodian of it or for all or substantially all of its property, (iv) makes a general assignment for the benefit of its creditors or (v) is generally not paying its debts as they come due, or (B) a court of competent jurisdiction enters an order or decree under any bankruptcy law that is for relief in an involuntary case, appoints a custodian or orders the liquidation of the Company, any guarantor, or any restricted subsidiary that is a significant subsidiary or a group of subsidiaries that, taken together would constitute a significant subsidiary (and the order or decree remains unstayed and in effect for 60 consecutive days), the secured debt obligations will automatically accelerate with no further action or notice by the debt holders.

If any other event of default occurs under the terms of the 10% Second Lien Notes or Convertible Notes, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding secured debt may declare the obligation due and payable.  If there is any other event of default under the terms of the Credit Agreement, the Administrative Agent may declare the obligations under the Credit Agreement immediately due and payable. An event of default or acceleration of any of the secured debt obligations will likely cross default and accelerate the other secured debt obligations.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (the “FCPA”), and similar worldwide anti-bribery laws (together, anti-corruption laws) prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our extensive training and compliance program, we cannot assure you that our internal control policies and procedures will always protect us from improper acts committed by our directors, employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. laws and regulations prohibit us from using.

In order to effectively compete in some foreign jurisdictions, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for violations of anti-corruption laws (either due to our own acts or omissions, or due to the acts or omissions of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners may not be subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows. In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent that VDC used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Nobu Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegation of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

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

Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and natural gas companies. Any prolonged weakness in oil and natural gas prices could depress the near-term levels of exploration, development and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

A small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could materially adversely affect our financial condition and results of operations. The concentration of revenue with a small number of customers also exposes us to credit risk of these customers for non-payment or contract termination.

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2016, three customers accounted for approximately 58%, 19% and 12%, of our revenue. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuses to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

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

We may not be able to replace expiring or terminated contracts for our existing rigs at dayrates that are economically feasible for us.

Due to the cyclical nature and high level of competition in our industry, we may not be able to replace expiring or terminated contracts. Our ability to replace expiring or terminated contracts will depend on prevailing market conditions, the specific needs of our customers, and numerous other factors beyond our control. Additionally, any contracts for our drilling units may be at dayrates that are below, or substantially below, existing dayrates, which could have a material adverse effect on our overall business, financial condition, results of operations and future prospects.  Current dayrates are significantly less than dayrates charged in 2015.

The agreements governing our 2016 Term Loan Facility, 10% Second Lien Notes and Convertible Notes impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from capitalizing on business opportunities and restrict our ability to operate our business.

The agreements governing our 2016 Term Loan Facility, 10% Second Lien Notes and Convertible Notes contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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

We may also be prevented from taking advantage of business opportunities because of the limitations imposed on us by the restrictive covenants under the indentures governing the credit agreement, lien notes and convertible notes. In addition, the restrictions contained may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. We are also subject to additional restrictions in our 2016 Term Loan Facility and Credit Agreement, and in the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

Our business is affected by local, national and worldwide economic conditions and the condition of the oil and natural gas industry.

Current economic conditions have resulted in uncertainty regarding energy and commodity prices. In addition, future economic conditions may cause many oil and natural gas production companies to further reduce or delay expenditures in order to reduce costs, which in turn may cause a further reduction in the demand for drilling services. If conditions worsen, our business and financial condition may be adversely impacted due to a decrease in demand of our drilling units.

There may be limits to our ability to mobilize drilling units between geographic markets and the time and costs of such drilling unit mobilizations may be material to our business.

The offshore contract drilling market is generally a global market as drilling units may be mobilized from one market to another market. However, geographic markets can, from time to time, have material fluctuations in costs and risks as the ability to mobilize drilling units can be impacted by several factors including, but not limited to, governmental regulation and customs practices, the significant costs to move a drilling unit, availability of tow boats or heavy lift vessels, weather, political instability, civil unrest, military actions and the technical capability of the drilling units to operate in various environments. Any increase in the supply of drilling units in the geographic areas in which we operate, whether through new construction, refurbishment or conversion of drilling units from other uses, remobilization or changes in the law or its application, could increase competition and result in lower dayrates and/or utilization, which would adversely affect our financial position, results of operations and cash flows. Additionally, while a drilling unit is being mobilized from one geographic market to another, we may not be paid by the customer for the time that the drilling unit is out of service. Also, we may mobilize the drilling unit to another geographic market without a customer contract which will result in costs not reimbursable by future customers.

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

In addition, our operations will be subject to perils particular to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Severe weather could have a material adverse effect on our operations. Our drilling units could be damaged by high winds, turbulent seas or unstable sea bottom conditions which could potentially cause us to curtail operations for significant periods of time until such damages are repaired.

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

Offshore drilling operations in the United States and elsewhere could be adversely impacted by changes in regulation of offshore oil and gas exploration and development activities. For example, significant new requirements with respect to development and production activities in the U.S. Gulf of Mexico have been imposed in recent years. These new requirements generally relate to the design of wells and testing of the integrity of wellbores, the use of drilling fluids, the functionality and testing of well control equipment, including blowout preventers, and other environmental and safety matters. New regulatory requirements in the future could impose greater costs on our operations, which could have a material adverse impact on our results of operations.

Customers may be unable or unwilling to indemnify us.

Consistent with standard industry practice, our customers generally assume liability for and indemnify us against well control and subsurface risks under our dayrate contracts, and we do not separately purchase insurance for such indemnified risks. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. In the future, we may not be able to obtain agreements from customers to indemnify us for such damages and risks or the indemnities that we do obtain may be limited in scope and duration or subject to exceptions. Additionally, even if our customers agree to indemnify us, there can be no assurance that they will necessarily be financially able to indemnify us against all of these risks.

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

While we believe we have reasonable policy limits of property, casualty, liability and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability and business interruption insurance, including coverage for severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, would be adequate should a catastrophic event occur related to our property, plant or equipment, or that our insurers would have adequate financial resources to sufficiently or fully pay related claims or damages. When any of our coverage expires, or when we seek coverage in the future, we cannot guarantee that adequate coverage will be available, offered at reasonable prices, or offered by insurers with sufficient financial soundness. Additionally, we do not have third party windstorm insurance and we may not have windstorm insurance for any vessel that we operate in the Gulf of Mexico in the future. The occurrence of an incident or incidents affecting any one or more of our drilling units could have a material adverse effect on our financial position and future results of operations if asset damage and/or our liability were to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay related claims or damages.

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

We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our or our service or equipment providers’ systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cybersecurity attacks and may elect to not obtain such insurance in the future.

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

We require skilled personnel to operate and provide technical services to, and support for, our drilling units. In periods of increasing activity and when the number of operating units in our areas of operation increases, either because of new construction, re-activation of idle units or the mobilization of units into the region, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing. The shortages of qualified personnel or the inability to obtain and retain qualified personnel also could negatively affect the quality and timeliness of our work. In addition, our ability to expand operations depends in part upon our ability to increase the size of the skilled labor force. In addition, due to the extremely weak conditions in the offshore drilling market, the lack of employment and lower wages for offshore personnel have caused and will continue to cause many of our current offshore personnel to permanently leave the industry for employment opportunities in other industries. If industry conditions improve, there is no guarantee these workers will return to the offshore industry resulting in a shortage of qualified personnel that we will be able to employ.

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

We are exposed to potential risks from the requirement that we evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated our internal controls systems in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required to comply with the management certification requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. While we have been able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act or the FCPA. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the DOJ and the SEC. Any such action could adversely affect our financial results.

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

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing our 2016 Term Loan Facility, 10% Second Lien Notes or Convertible Notes, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements. We may not have sufficient funds available to repurchase or repay all of the debt that becomes due and payable pursuant to any such offer, which would constitute an event of default which in turn would likely trigger a default under our existing and any future debt agreements. Moreover, the holders and lenders under such debt agreements and any other of our future debt agreements may also limit our ability to repurchase debt. In that event, we would need to cure or refinance the applicable debt agreements before making an offer to purchase. Additionally, our existing debt agreements and any future indebtedness we incur may restrict our ability to repurchase these notes, including following a fundamental change. We may be unable to repay all of such indebtedness or obtain a waiver. Any requirement to offer to repurchase or repay any of our existing debt may therefore require us to refinance some or all of our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Because we are incorporated under the laws of the Cayman Islands, stakeholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited.

We are an exempted company incorporated with limited liability under the laws of the Cayman Islands. In addition, substantially all of our assets are located outside the United States. As a result, it may be difficult for holders of our securities to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or executive officers.

Our corporate affairs are governed by our third amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) of the Cayman Islands, and the common law of the Cayman Islands. The rights of holders of our securities to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from those under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws which may provide significantly less protection to investors as compared to the United States, and some states, such as Delaware, which have more fully developed and judicially interpreted bodies of corporate law.

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

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Hsin Chi Su and F3 Capital filed two appeals before the United States District Court for the District of Delaware seeking a reversal of (i) the Court’s determination that Hsin Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and

1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain offices, land bases and other facilities in several worldwide locations, including our principal executive offices in Houston, Texas, regional administrative office in Singapore and an operational and marketing office in Dubai. We lease all of these facilities.

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

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent that VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives.  Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Nobu Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations.  Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegation of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

On August 31, 2015, Vantage Deepwater Drilling, Inc., one of our wholly-owned indirect subsidiaries (“VDDI”), received notice from Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services B.V. (“PVIS”) stating that PAI and PVIS were terminating the Agreement for the Provision of Drilling Services dated February 4, 2009 (the “Drilling Contract”). The Drilling Contract was initially entered into between PVIS and Vantage Deepwater Company, another one of our wholly-owned indirect subsidiaries, and was later novated by PVIS to PAI and by Vantage Deepwater Company to VDDI. The notice stated that PAI and PVIS were terminating the Drilling Contract because the Company had allegedly breached its obligations under the agreement. Under the terms of the Drilling Contract we initiated arbitration proceedings before the American Arbitration Association on August 31, 2015, challenging PVIS and PAI’s wrongful attempt to terminate the Drilling Contract. The Company has maintained it complied with all of its obligations under the Drilling Contract and that PVIS’ and PAI’s attempt to terminate the agreement is both improper and a breach of the Drilling Contract.

In the ongoing arbitration proceeding, the parties have submitted to the arbitration tribunal pleadings and various other legal motions and briefs. The Company has asserted claims against PAI and PVIS for declaratory relief and monetary damages based on breach of contract and other theories of liability. The Company has also asserted a claim against Petroleo Brasileiro S.A. (“PBP”) to enforce a guaranty provided by PBP. The Petrobras entities (PVIS, PAI and PBP) have asserted that the Drilling Contract is void as illegally procured, that PVIS and PBP are not proper parties to the arbitration, and that PAI and PVIS properly terminated the contract. PAI has further counterclaimed for, among other things, the disgorgement of payments under the Drilling Contract, attorneys’ fees and costs alleging that Vantage failed to negotiate in good faith before commencing arbitration proceedings. The Company denies that any of the claims or defenses asserted by the Petrobras entities have merit and intends to vigorously pursue its claims in the arbitration proceeding.

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Hsin Chi Su and F3 Capital filed two appeals before the United States District Court for the District of Delaware seeking a reversal of (i) the Court’s determination that Hsin Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition.

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

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2016.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Successor	Predecessor
	Period from	Period from		Year Ended December 31,
	February 10, 2016 to December 31, 2016	January 1, 2016 to February 10, 2016		2015		2014		2013		2012
(in thousands)
Consolidated Statement of Operations Data
Revenue	$158,648	$23,540		$772,265		$882,904		$728,256		$459,743
Operating costs	123,022	25,213		359,610		405,697		324,767		211,651
General and administrative expenses	36,922	2,558		25,322		25,390		22,714		19,425
Depreciation and amortization	67,920	10,696		127,359		126,610		106,609		68,747
Income (loss) from operations	(69,216)	(14,927)		259,974		325,207		274,166		159,920
Gain (loss) on debt extinguishment	—	—		10,823	(1)	4,408	(2)	(98,327)	(3)	(122,071)	(4)
Interest expense, net	(67,005)	(1,725)		(173,550)	(5)	(196,089)		(198,545)		(139,565)
Other income (expense)	1,132	(69)		4,231		(596)		3,010		635
Reorganization items	(1,380)	(452,919)	(6)	(39,354)	(7)	-		-		-
Income (loss) before income taxes	(136,469)	(469,640)		62,124		132,930		(19,696)		(101,081)
Income tax provision	10,948	2,371		39,870		39,817		27,921		18,904
Net income (loss)	(147,417)	(472,011)		22,254		93,113		(47,617)		(119,985)
Net income (loss) attributable to noncontrolling interests	—	(969)		5,036		257		(463)		(3,343)
Net income (loss) attributable to VDI	$(147,417)	$(471,042)		$17,218		$92,856		$(47,154)		$(116,642)

Other Financial Data
EBITDA Reconciliation
Net income (loss)	$(147,417)	$(472,011)		$22,254		$93,113		$(47,617)		$(119,985)
Interest expense	67,005	1,725		173,550		196,089		198,545		139,565
Income tax provision	10,948	2,371		39,870		39,817		27,921		18,904
Depreciation	67,920	10,696		127,359		126,610		106,609		68,747
EBITDA (8)	(1,544)	(457,219)		363,033		455,629		285,458		107,231
Gain on debt extinguishment	—	—		(10,823)		(4,408)		98,327		122,071
Reorganization items	1,380	452,919		39,354		—		—		—
Adjusted EBITDA (9)	$(164)	$(4,300)		$391,564		$451,221		$383,785		$229,302
Balance Sheet Data (as of end of period)
Cash and cash equivalents	$231,727	N/A		$203,420		$75,801		$50,326		$487,232
Total other current assets	78,479	N/A		157,323		245,537		243,186		182,869
Property and equipment, net	834,528	N/A		2,948,387		3,032,568		3,126,598		2,717,506
Total other assets	15,694	N/A		23,050		71,226		89,773		81,495
Total assets	$1,160,428	N/A		$3,332,180		$3,425,132		$3,509,883		$3,469,102
Total current liabilities	$55,161	N/A		$132,616		$341,380		$389,070		$344,920
Long-term debt	867,372	N/A		-	(10)	2,497,103		2,669,705		2,622,686
Other long-term liabilities	11,335	N/A		33,097		85,243		41,820		44,371
Liabilities subject to compromise	—	N/A		2,694,456		—		—		—
VDI shareholder's equity	226,560	N/A		456,756		490,689		397,833		444,987
Noncontrolling interests	—	N/A		15,255		10,717		11,455		12,138

Total liabilities and shareholders’ equity	$1,160,428	N/A	$3,332,180	$3,425,132	$3,509,883	$3,469,102
Cash Flow Data
Net cash provided by (used in) operating activities	$(3,874)	$(21,365)	$92,587	$239,724	$27,416	$(133,844)
Net cash provided by (used in) investing activities	(11,964)	116	(46,490)	(35,693)	(532,299)	(874,117)
Net cash provided by (used in) financing activities	(1,481)	66,875	81,522	(178,556)	67,977	1,400,198

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

(3)

Includes $92.3 million in prepayment and consent fees and $24.0 million for the write-off of deferred financing costs offset by $18.0 million of issuance premium associated with the early retirement of $1 billion of our pre-bankruptcy 11.5% Senior Notes due 2015 (“11.5% Senior Notes”).

(4)

Includes $115.0 million for consent fees and $28.2 million for the write-off of deferred financing costs offset by $21.1 million of issuance premium associated with the early retirement of $1 billion of pre-bankruptcy 11.5% Senior Notes.

(5)	Contractual interest of $178,049 during the year ended December 31, 2015.
(6)

Includes $2.1 billion in adjustments as a result of the adoption of fresh-start accounting and $22.7 million of post-petition professional fees incurred in connection with our bankruptcy proceedings offset by $1.6 billion net gain on settlement of LSTC in accordance with the Reorganization Plan.

(7)

Includes the write-off of $31.4 million of deferred finance charges and $5.7 million of debt discount and $2.2 million of post-petition professional fees incurred in connection with our bankruptcy proceedings.

(8)

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

(9)

Adjusted EBITDA represents EBITDA adjusted to exclude gain on debt extinguishment and reorganization items. Adjusted EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance.
EBITDA and Adjusted EBITDA are not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.

(10)	$2.7 billion of long-term debt was classified as Liabilities Subject to Compromise (“LSTC”) as of December 31, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2016 and 2015 and our results of operations for the periods from February 10, 2016 to December 31, 2016 (the “Successor Period”) and from January 1, 2016 to February 10, 2016 (the “Predecessor Period”) and for the years ended December 31, 2015 and 2014. The Successor Period and the Predecessor Period referred to in the results of operations are two distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction and preservation management services when stacked.

The following table sets forth certain information concerning our offshore drilling fleet as of February 28, 2017.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Warm Stacked
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Mobilizing

Drillships (1)
Platinum Explorer	2010	12,000	40,000	Warm Stacked
Titanium Explorer	2012	12,000	40,000	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Operating
(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Reorganization

On December 3, 2015, we filed a reorganization plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the District Court of Delaware confirmed the Company’s pre-packaged reorganization plan and we emerged from bankruptcy effective on the Effective Date.

Pursuant to the terms of the Reorganization Plan, the pre-bankruptcy term loans and senior notes were retired on the Effective Date by issuing to the debtholders 4,344,959 Units in the reorganized Company. Each Unit of securities originally consisted of one New Share and $172.61 of principal of the Convertible Notes, subject to adjustment upon the payment of interest in kind (“PIK interest”) and certain cases of redemption or conversion of the Convertible Notes, as well as share splits, share dividends, consolidation or reclassification of the New Shares. Under the Reorganization Plan, for every $1,000 of principal, a note holder received 1.722798 Units for the 2017 Term Loan, 1.725087 Units for the 2019 Term Loan, 1.786070 Units for the 7.5% Senior Notes, and 1.728569 Units for the 7.125% Senior Notes. The New Shares and the Convertible Notes are subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being traded separately.

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2016, taking into account the payment of PIK interest on the Convertible Notes during 2016, each such Unit consisted of one New Share and $174.15 of principal of Convertible Notes.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s pre-petition credit agreement was amended to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings under its pre-petition facility with (a) $7.0 million of cash and (b) the issuance of $143.0 million under the 2016 Term Loan Facility.

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

Upon emergence from bankruptcy on the Effective Date, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”), we adopted fresh-start accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items. As a result, our consolidated balance sheets and consolidated statements of operations subsequent to the Effective Date are not comparable to our consolidated balance sheets and statements of operations prior to the Effective Date. Our consolidated financial statements and related notes are presented with a black line division which delineates the lack of comparability between amounts presented on or after February 10, 2016 and dates prior. Our financial results for periods following the application of fresh-start accounting are different from historical trends and the differences may be material.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The December 2016 monthly average spot price of Brent crude was $53 per bbl according to the International Energy Agency (the “IEA”), which was the first month since July 2015 in which Brent spot prices averaged more than $50 per bbl. A major factor in the increase in price was the market reaction to the November 2016 OPEC agreement to cut production by 1.2 million bbl/day starting in January 2017. Despite the recent OPEC agreement, the IEA forecasts global oil inventory increases to average 0.3 million bbl/day in 2017. The expected persistence of excess global supply in the near term, along with the responsiveness of U.S shale oil production to rising oil prices in late 2016, is expected to limit significant upward oil price pressures in 2017. Brent crude oil prices are forecast to average $53 per bbl/day in 2017 and $56 per bbl/day in 2018.

As a result of the significant decline in oil prices, exploration and development companies significantly reduced capital expenditure budgets for 2016. Recent analyst surveys of exploration and production spending indicate that oil and gas companies continue to reduce capital expenditures and have been releasing rigs and significantly reducing equipment orders. Accordingly, we anticipate that our industry will experience depressed market conditions through 2017 and potentially beyond.

In addition to the reduction in demand for drilling rigs, additional supply of newbuild rigs is further depressing the market. According to RigPoint ODS, there are currently 103 jackups and 44 deepwater floaters on order at shipyards with scheduled deliveries extending out to 2020. While 77 jackups and 26 deepwater floaters are scheduled for delivery through December 31, 2017, it is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service. Since June 2014, 74 rigs, with an average age of approximately 35 years, have been announced for recycling according to Bassoe Offshore AS. Of these 74 rigs, 54 are semisubmersbiles, 12 are drillships and 8 are jackups. Lower scrap steel prices, along with low stacking costs, has negatively affected the pace of recycling for jackups. While we believe this recycling is an important element in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2017.

A summary of our backlog coverage of days contracted and related revenue as of December 31, 2016 was:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2017	2018	2017	2018	Beyond
Jackups	35%	9%	$33,178	$7,335	$—
Drillships	33%	27%	$102,200	$87,000	$—

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Successor	Predecessor
	Period from		Year Ended December 31,
	February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	2015	2014
Jackups
Rigs available	4	4	4	4
Available days (1)	1,304	160	1,460	1,460
Utilization (2)	42.3%	53.6%	76.7%	99.2%
Average daily revenues (3)	$88,450	$88,347	$133,870	$161,332
Deepwater
Rigs available	3	3	3	3
Available days (1)	978	120	1,095	1,095
Utilization (2)	33.3%	33.3%	83.0%	85.1%
Average daily revenues (3)	$263,043	$332,715	$635,061	$615,571
(1)	Available days are the total number of rig calendar days in the period.
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

2016 and 2015

The following table is an analysis of our operating results for the periods indicated.

	Successor	Predecessor
	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
(in thousands)
Revenues
Contract drilling services	$134,370	$20,891	$726,717
Management fees	4,074	752	7,501
Reimbursables	20,204	1,897	38,047
Total revenues	158,648	23,540	772,265
Operating costs and expenses
Operating costs	123,022	25,213	359,610
General and administrative	36,922	2,558	25,322
Depreciation	67,920	10,696	127,359
Total operating costs and expenses	227,864	38,467	512,291
Income (loss) from operations	(69,216)	(14,927)	259,974
Other income (expense)
Interest income	18	3	84
Interest expense and financing charges	(67,023)	(1,728)	(173,634)
Gain on debt extinguishment	-	-	10,823
Other, net	1,132	(69)	4,231
Reorganization items	(1,380)	(452,919)	(39,354)
Total other expense	(67,253)	(454,713)	(197,850)
Income (loss) before income taxes	(136,469)	(469,640)	62,124
Income tax provision	10,948	2,371	39,870
Net income (loss)	(147,417)	(472,011)	22,254
Net income (loss) attributable to noncontrolling interests	-	(969)	5,036
Net income (loss) attributable to VDI	$(147,417)	$(471,042)	$17,218

Revenue: During the Successor Period, the Aquamarine Driller worked throughout, the Topaz Driller completed its contract in early July 2016 and is currently mobilizing for an upcoming contract, and the Sapphire Driller worked approximately 31 days on a short-term contract in West Africa. Additionally, the Emerald Driller commenced a contract in Qatar in November 2016, working approximately 56 days during the Successor Period. These rigs generated average daily revenue of approximately $88,450 per day for the Successor Period. Deepwater utilization for the Successor Period averaged 33% as only the Tungsten Explorer worked during this period. Neither of our other two ultra-deepwater drillships worked during the Successor Period as the Platinum Explorer completed its initial 5-year contract during the fourth quarter of 2015 and the Titanium Explorer drilling contract was cancelled by the operator in August 2015. Average daily revenue declined for both jackups and drillships because drilling contractors have reduced dayrates in an effort to keep their rigs working in a market where the supply of drilling rigs continues to exceed demand for the rigs. Although we are marketing all of our rigs, only one drillship and two jackup are currently operating.

In the Predecessor Period in 2016, we had two jackups working at an average daily revenue of approximately $88,347 per day as the Sapphire Driller completed its contract in November 2015 and did not work during the Predecessor Period and the Emerald Driller completed its contract in early January 2016. Deepwater utilization for the Predecessor Period averaged 33% with the Tungsten Explorer being the only drillship operating throughout the period.

For the year ended December 31, 2015, our seven rigs were operating for most of the year under contracts with customers at substantially higher dayrates than in the Successor Period. During the year ending December 31, 2015, the utilization of our four jackups averaged approximately 77% with average daily revenue of $133,870, while our three drillships had average utilization of 83% with average daily revenue of $635,061.

Management fees for the Successor Period averaged approximately $12,497 per day. During the Predecessor Period management fees averaged approximately $18,800 per day in 2016 and approximately $20,551 per day in 2015. Reimbursable revenue for the Successor Period was $20.2 million with four rigs working during the period. Reimbursable revenue for the Predecessor Period was $1.9 million in 2016 when three rigs worked for the entire period and $38.0 million in 2015 when seven rigs worked during the period.

Operating costs: Operating costs for the Successor Period were approximately $123.0 million or approximately $53,900 per rig per day, including $15.9 million of reimbursable costs. For the 2016 Predecessor Period, operating costs were $25.2 million or approximately $90,000 per day based on total available days. Operating costs for the year ending December 31, 2015 were approximately $359.6 million, including $26.3 million of reimbursable costs. The reduction in operating costs reflects reduced costs associated with idled rigs as well as cost saving initiatives implemented in 2016 for both operating and stacked rigs.

General and administrative expenses: General and administrative expenses for the Successor Period includes legal expenses of approximately $12.2 million associated with our internal FCPA investigation, the Petrobras arbitration and other non-routine legal matters and accrued severance costs of $5.7 million in connection with the resignations of former executives, in addition to normal recurring general and administrative expenses. There were no similar severance charges incurred in the Predecessor Period or for the year ended December 31, 2015.

Depreciation expense: For the Predecessor Period, depreciation expense is based on the historical cost basis of our property and equipment which was approximately $3.5 billion at December 31, 2015. Upon our emergence from bankruptcy, we applied the provisions of fresh-start accounting and revalued our property and equipment to fair value which resulted in a significant decrease in those historical values. Depreciation expense for the Successor Period is based on the reduced asset value of approximately $891.1 million at February 10, 2016 as a result of the adoption of fresh-start accounting.

Interest expense and other financing charges: Interest expense for the Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy on February 10, 2016. In the Successor Period, we had cash interest expense of approximately $16.7 million. Additionally, we recorded non-cash PIK interest expense of $6.7 million and recorded non-cash amortization of debt discount and deferred financing costs of $43.6 million. Interest expense for the Predecessor Period is calculated on the old credit agreement as provided for in the Reorganization Plan and on the VDC Note issued in connection with the Reorganization Plan. Interest expense for the year ended December 31, 2015 is calculated on the outstanding debt during that period, which was significantly higher than the post-petition debt.

Gain on extinguishment of debt: During the year ended December 31, 2015, we repurchased in the open market, at a discount to face value, $31.8 million of our 7.5% Senior Notes and $7.5 million of our 2017 Term Loan and recognized gains of $9.3 million and $1.5 million, respectively, including the write-off of deferred financing costs of $1.0 million.

Reorganization items: In the Predecessor Period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC.

Income tax expense: For the 2016 Successor Period and Predecessor Period, we had a loss before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. Decreases in taxes in the Successor Period and Predecessor Period in 2016 are primarily due to decreases in income before income taxes due to the nonoperational status of the majority of our rigs in 2016. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

2015 compared to 2014

The following table is an analysis of our Predecessor operating results for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014	Change
	(In thousands)
Revenues
Contract drilling services	$726,717	$807,164	$(80,447)
Management fees	7,501	21,258	(13,757)
Reimbursables	38,047	54,482	(16,435)
Total revenues	772,265	882,904	(110,639)
Operating costs and expenses
Operating costs	359,610	405,697	46,087
General and administrative	25,322	25,390	68
Depreciation	127,359	126,610	(749)
Total operating expenses	512,291	557,697	45,406
Income from operations	259,974	325,207	(65,233)
Other income (expense)
Interest income	84	70	14
Interest expense and financing charges	(173,634)	(196,159)	22,525
Gain on debt extinguishment	10,823	4,408	6,415
Other income (expense)	4,231	(596)	4,827
Reorganization items	(39,354)	-	(39,354)
Total other income (expense)	(197,850)	(192,277)	(5,573)
Income before income taxes	62,124	132,930	(70,806)
Income tax provision	39,870	39,817	53
Net income	22,254	93,113	(70,859)
Net income attributable to noncontrolling interests	5,036	257	4,779
Net income attributable to VDI	$17,218	$92,856	$(75,638)

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

Income tax expense: Tax expense for the year ended December 31, 2015 remained unchanged from the year ended December 31, 2014 even though revenue decreased because the decreases in revenue occurred in lower taxing  jurisdictions.

Net income attributable to noncontrolling interests: Our net income attributable to noncontrolling interests for the year ended December 31, 2015 includes a $4.5 million income tax benefit related to an audit settlement.

Liquidity and Capital Resources

As of December 31, 2016, we had working capital of approximately $255.6 million, including approximately $231.7 million of cash available for general corporate purposes. Additionally, we have posted $3.2 million cash as collateral for bid tenders and performance bonds. Scheduled principal debt maturities and interest payments through December 31, 2018 are approximately $39.4 million. We anticipate expenditures through December 31, 2018 for sustaining capital expenditures on our rig fleet, capital spares, information technology and other general corporate projects to be approximately $9.2 million to $11.3 million. As our currently warm stacked rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be recoverable from the customer. Additionally, we anticipate expenditures for maintenance and repairs and equipment certifications on our warm stacked rigs in preparation for future contracts. In 2017, we anticipate our fleet reactivation costs, including reactivation expenditures, special periodic surveys, major repair and maintenance expenditures and inventory replenishment, and preparedness costs on our warm stacked rigs to be approximately $15.9 million to $19.5 million. In February 2017, we executed a purchase and sale agreement with a third party to acquire a jack up rig and related drilling contract for $13.0 million. A down payment of $1.3 million was made upon execution of the agreement and the remaining $11.7 million is due at closing, which is targeted for the first quarter of 2017. We expect to fund these expenditures from our available working capital and cash flow from operations. We currently have $24.6 million available for the issuance of letters of credit under our revolving letter of credit facility.

The table below includes a summary of our cash flow information for the periods indicated.

	Successor	Predecessor
	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
(in thousands)
Cash flows provided by (used in):
Operating activities	$(3,874)	$(21,365)	$92,587	$239,724
Investing activities	(11,964)	116	(46,490)	(35,693)
Financing activities	(1,481)	66,875	81,522	(178,556)

Changes in cash flows from operating activities for the Successor Period are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) and significant collections from our customers during the period. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures was approximately $12.0 million in the Successor Period as only three drilling units operated during this period. In the Successor Period, we made scheduled maturity payments on post-bankruptcy debt totaling $1.5 million. In the Predecessor Period from January 1, 2016 to February 10, 2016, we received proceeds of $73.9 million, net of debt issuance costs of $2.3 million, from the issuance of the 10% Second Lien Notes. Additionally, we made a $7.0 million payment on our pre-petition credit agreement.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2016. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we may actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Total	2017	2018-2019	2020-2021	After 5 Years
	(in thousands)
Principal payments on 2016 Term Loan Facility	$141,570	$1,430	$140,140	$—	$—
Principal payments on 10% Second Lien Notes	76,125	—	—	76,125	—
Principal payments on Convertible Notes (1)	2,775,628	—	—	—	2,775,628
Interest payments (2)	63,868	18,869	37,386	7,613	—
Operating lease payments (3)	10,014	2,576	2,974	2,378	2,086
Purchase obligations (4)	5,390	5,390	—	—	-
Total as of December 31, 2016	$3,072,595	$28,265	$180,500	$86,116	$2,777,714
(1)	Amount represents the December 31, 2030 maturity value, including PIK interest, of the Convertible Notes.
(2)

Interest on the 2016 Term Loan Facility is payable at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of December 31, 2016, the interest rate was 7.498% and that rate was used to calculate interest payments until the maturity date of December 31, 2019.

(3)      Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

(4)	Amounts consist of obligations to external vendors primarily related to materials, spare parts, consumables and related supplies for our drilling rigs.

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

In July 2015, we became aware that Hamylton Padilha, the Brazilian agent that VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia.  That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in the abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

Pursuant to the terms of the Restructuring Agreement, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note.  In connection with our separation from our former parent company, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, are in discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries on the other. While we continue to believe that our position regarding the settlement of such amounts is correct, we cannot predict the ultimate outcome of this matter should legal proceedings between the parties transpire.

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

Upon emergence from bankruptcy, we adopted fresh-start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in our consolidated statement of operations as reorganization items for the Predecessor Period January 1 to February 10, 2016.

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs, are the most significant amount of our total assets. We make judgments with regard to the carrying value of these assets, including amounts capitalized, componentization, depreciation and amortization methods and estimated useful lives. Drilling rigs are depreciated on a component basis over estimated useful lives on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives on a straight-line basis.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of year-end; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Revenue deferred under drilling contracts totaled $0.0 million and $20.2 million at December 31, 2016 and 2015, respectively. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of the decline in oil prices has negatively impacted the offshore contract drilling business as discussed in “Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk: As of December 31, 2016, we had approximately $141.6 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of December 31, 2016, the 3-month LIBOR rate was 0.998% and the current interest rate on the 2016 Term Loan Facility is 7.498%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR (above the LIBOR floor) we would be subject to an increase in interest expense of $1.4 million per annum based on December 31, 2016 outstanding principal amounts. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. The risks associated with foreign exchange rates were not significant in the twelve months of 2016 as all of our drilling contracts were denominated in U.S. dollars. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment, if necessary, in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Additionally, due to local statutory or banking laws, we could be forced to receive the U.S. dollar portion of the drilling contract in local currency. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs could vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. If these situations were to occur where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2016, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Vantage Drilling International:

We have audited the accompanying consolidated balance sheet of Vantage Drilling International (formerly known as Offshore Group Investment Limited) (the “Company”) as of December 31, 2016 (Successor) and 2015 (Predecessor), and the related consolidated statements of operations, shareholders’ equity and cash flows for the periods from February 10, 2016 to December 31, 2016 (Successor) and from January 1, 2016 to February 10, 2016 and for years ended December 31, 2015 and 2014 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, upon emerging from bankruptcy proceedings on February 10, 2016, the Company became a new entity for financial reporting purposes and applied fresh-start accounting. The Company’s assets and liabilities were recorded at their fair values, which differed materially from the previously recorded values. As a result, the consolidated financial statements for periods following the application of fresh-start accounting are not comparable to the financial statements for previous periods.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vantage Drilling International as of December 31, 2016 (Successor) and 2015 (Predecessor), and the results of its operations and its cash flows for the periods from February 10, 2016 to December 31, 2016 (Successor) and from January 1, 2016 to February 10, 2016 and for years ended December 31, 2015 and 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas

March 10, 2017

Vantage Drilling International

Consolidated Balance Sheet

(In thousands)

	Successor	Predecessor
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$231,727	$203,420
Trade receivables	20,850	70,722
Inventory	45,206	64,495
Prepaid expenses and other current assets	12,423	22,106
Total current assets	310,206	360,743
Property and equipment
Property and equipment	902,241	3,481,006
Accumulated depreciation	(67,713)	(532,619)
Property and equipment, net	834,528	2,948,387
Other assets	15,694	23,050
Total assets	$1,160,428	$3,332,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$35,283	$49,437
Accrued liabilities	18,448	21,702
Current maturities of long-term debt	1,430	—
VDC note payable	—	61,477
Total current liabilities	55,161	132,616
Long–term debt, net of discount and financing costs of $105,568 and $0	867,372	—
Other long-term liabilities	11,335	33,097
Liabilities subject to compromise	—	2,694,456
Commitments and contingencies (Note 8)
Shareholders' equity
Predecessor ordinary shares, $0.001 par value, 50 million shares authorized; one thousand shares issued and outstanding	—	—
Predecessor additional paid-in capital	—	595,119
Successor ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	—
Successor additional paid-in capital	373,972	—
Accumulated deficit	(147,417)	(138,363)
Total VDI shareholders' equity	226,560	456,756
Noncontrolling interests	—	15,255
Total equity	226,560	472,011
Total liabilities and equity	$1,160,428	$3,332,180

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share data)

	Successor	Predecessor
	Period from		Year Ended December 31,
	February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	2015	2014
Revenue
Contract drilling services	$134,370	$20,891	$726,717	807,164
Management fees	4,074	752	7,501	21,258
Reimbursables	20,204	1,897	38,047	54,482
Total revenue	158,648	23,540	772,265	882,904
Operating costs and expenses
Operating costs	123,022	25,213	359,610	405,697
General and administrative	36,922	2,558	25,322	25,390
Depreciation	67,920	10,696	127,359	126,610
Total operating costs and expenses	227,864	38,467	512,291	557,697
Income (loss) from operations	(69,216)	(14,927)	259,974	325,207
Other income (expense)
Interest income	18	3	84	70
Interest expense and other financing charges	(67,023)	(1,728)	(173,634)	(196,159)
Gain on debt extinguishment	—	—	10,823	4,408
Other, net	1,132	(69)	4,231	(596)
Reorganization items	(1,380)	(452,919)	(39,354)	—
Total other expense	(67,253)	(454,713)	(197,850)	(192,277)
Income (loss) before income taxes	(136,469)	(469,640)	62,124	132,930
Income tax provision	10,948	2,371	39,870	39,817
Net income (loss)	(147,417)	(472,011)	22,254	93,113
Net income (loss) attributable to noncontrolling interests	—	(969)	5,036	257
Net income (loss) attributable to VDI	$(147,417)	$(471,042)	$17,218	$92,856
Net loss per share, basic and diluted	$(29.48)	N/A	N/A	N/A
Weighted average successor ordinary shares outstanding, basic and diluted	5,000	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholder’s Equity

(In thousands)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Predecessor balance December 31, 2013	1	$—	$646,270	$(248,437)	$11,455	409,288
Distributions to VDC	—	—	—	—	(995)	(995)
Net income	—	—	—	92,856	257	93,113
Predecessor balance December 31, 2014	1	—	646,270	(155,581)	10,717	501,406
Note issued in acquisition of management entities	—	—	(61,477)	—		(61,477)
Contributions from VDC	—	—	10,326	—		10,326
Distributions to VDC	—	—	—	—	(498)	(498)
Net income	—	—	—	17,218	5,036	22,254
Predecessor balance December 31, 2015	1	—	595,119	(138,363)	15,255	472,011
Net loss (period January 1, 2016 through February 10, 2016)	—	—	—	(471,042)	(969)	(472,011)
Acquisition of non-controlling interest	—	—	—	14,286	(14,286)	—
Cancellation of Predecessor company equity	(1)	—	(595,119)	595,119	—	-
Predecessor balance February 10, 2016	—	—	—	—	—	—

Successor balance February 10, 2016	—	—	—	—	—	—
Issuance of Successor company equity	4,345	4	311,346	—	—	311,350
Issuance of shares in settlement of VDC Note	655	1	62,626	—	—	62,627
Net loss (period February 10, 2016 through December 31, 2016)	—	—	—	(147,417)	—	(147,417)
Successor balance December 31, 2016	5,000	$5	$373,972	$(147,417)	$—	$226,560

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

	Successor	Predecessor
	Period from	Period from	Year Ended December 31,
	February 10, 2016 to December 31, 2016	January 1, 2016 to February 10, 2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(147,417)	$(472,011)	$22,254	$93,113
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	67,920	10,696	127,359	126,610
Amortization of debt financing costs	427	—	7,800	10,022
Amortization of debt discount	43,208	—	2,242	2,997
PIK interest on the Convertible Notes	6,712	—	—	—
Reorganization items	—	430,210	37,129	—
Non-cash gain on debt extinguishment	—	—	(10,814)	(4,409)
Accelerated deferred mobilization income	—	—	(21,508)	—
Share-based compensation expense	402	—	—	—
Deferred income tax benefit	(3,368)	—	2,122	(305)
Loss on disposal of assets	652	—	1,108	3,008
Changes in operating assets and liabilities:
Restricted cash	1,000	(1,000)	—	2,125
Trade receivables	53,447	(3,575)	80,903	12,399
Inventory	(964)	223	1,397	(10,088)
Prepaid expenses and other current assets	2,790	6,893	5,991	(4,660)
Other assets	(3,409)	941	8,549	5,275
Accounts payable	736	(14,890)	(154,922)	(40,580)
Accrued liabilities and other long-term liabilities	(26,010)	21,148	(17,023)	44,217
Net cash provided by (used in) operating activities	(3,874)	(21,365)	92,587	239,724
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(11,964)	116	(46,490)	(35,693)
Net cash provided by (used in) investing activities	(11,964)	116	(46,490)	(35,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,430)	(7,000)	(67,980)	(167,561)
Proceeds from issuance of 10% Second Lien Notes	-	75,000	-	-
Proceeds from borrowings under credit agreements	-	-	150,000	(10,000)
Distributions to VDC	-	-	(498)	(995)
Debt issuance costs	(51)	(1,125)	—	—
Net cash provided by (used in) financing activities	(1,481)	66,875	81,522	(178,556)
Net increase (decrease) in cash and cash equivalents	(17,319)	45,626	127,619	25,475
Cash and cash equivalents—beginning of period	249,046	203,420	75,801	50,326
Cash and cash equivalents—end of period	$231,727	$249,046	$203,420	$75,801
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,704	$1,568	$124,295	$184,521
Income taxes	14,795	(1,864)	50,840	27,734
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$6,691	$—	$—	$—
Additional notes issued for backstop premium	—	1,125	—	—
Note issued in acquisition of management entities	—	—	61,477	—
Contributions from VDC	—	—	10,326	—
Trade-in value on equipment upgrades	—	—	—	922

 The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International (the “Company” or “VDI”), a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction and preservation management services when stacked.The Company was previously known as Offshore Group Investment Limited and changed its corporate name to Vantage Drilling International effective February 11, 2016.

Restructuring Agreement and Bankruptcy Proceedings under Chapter 11

On December 1, 2015 (the “Petition Date”), we and Vantage Drilling Company (“VDC”), our former parent company, entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it was reflected in the consolidated financial statements, at carryover basis, on a retrospective basis. Effective with the Company’s emergence from bankruptcy on February 10, 2016 (the “Effective Date”), VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 new ordinary shares of the reorganized Company (the “New Shares”) in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.6 million as of such date.

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

The following table summarizes the components of LSTC included on our Predecessor Consolidated Balance Sheet as of December 31, 2015 (in thousands):

December 31, 2015
2017 Term Loan and accrued interest	$326,419
2019 Term Loan and accrued interest	344,738
7.5% Senior Notes and accrued interest	1,136,748
7.125% Senior Notes and accrued interest	736,551
Pre-petition Credit Agreement	150,000
Liabilities Subject to Compromise	$2,694,456

              Pursuant to the terms of the Reorganization Plan, the term loans and senior notes were retired on the Effective Date by issuing the debtholders 4,344,959 units in the reorganized Company (the “Units”). Each Unit of securities originally consisting of one New Share and $172.61 of principal of the Company’s 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”), subject to adjustment upon the payment of interest in kind and certain cases of redemption or conversion of the Convertible Notes, as well as share splits, share dividends, consolidation or reclassification of the New Shares. Pursuant to the Reorganization Plan, for every $1,000 of principal, a note holder received 1.722798 Units for the 2017 Term Loan, 1.725087 Units for the 2019 Term Loan, 1.786070 Units for the 7.5% Senior Notes, and 1.728569 Units for the 7.125% Senior Notes.  The New Shares and the Convertible Notes are subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being traded separately.

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2016, taking into account the payment of PIK interest on the Convertible Notes during 2016, each such Unit consisted of one New Share and $174.15 of principal of Convertible Notes.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Events: In July 2015, we became aware that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (the “SEC”) to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in the abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2016 (Successor) and 2015 (Predecessor) and for the  periods from February 10, 2016 to December 31, 2016 (Successor), from January 1, 2016 to February 10, 2016 and the years ended December 31, 2015 and 2014 (Predecessor) has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and include our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC 852 requires that subsequent to the Petition Date, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business be reported separately as reorganization items in the consolidated statements of operations. We were required to distinguish pre-petition liabilities subject to compromise from those that were not and post-petition liabilities in our balance sheet. Liabilities that were subject to compromise were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they were settled for lesser amounts as a result of the Reorganization Plan.

Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting were reflected in our consolidated financial statements as of February 10, 2016 and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items for the Predecessor Period January 1 to February 10, 2016.

As a result, our consolidated balance sheets and consolidated statement of operations subsequent to the Effective Date are not comparable to our consolidated balance sheets and statements of operations prior to the Effective Date. Our consolidated financial statements and related notes are presented with a black line division which delineates the lack of comparability between amounts presented on or after February 10, 2016 and dates prior. Our financial results for future periods following the application of fresh-start accounting are different from historical trends and the differences may be material.

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

	Predecessor
	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
(in thousands)
Revenue	$1,219	$21,791	$24,798
Operating costs and expenses	1,240	19,850	22,392
Income before taxes	22	2,206	2,688
Income tax provision	991	(2,830)	2,431
Net income (loss) attributable to noncontrolling interests	(969)	5,036	257

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value. In 2014, the rapid and significant decline in oil prices, coupled with steep capital budget cuts by exploration and production companies and the significant number of newbuild ultra-deepwater floaters and jackups deliveries scheduled were triggering events that required us to undertake an analysis of recoverability of the carrying value of our drilling rigs. The results of the analysis indicated that the estimated undiscounted future cash flows exceeded the carrying values of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of year-end; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of December 31, 2016 and 2015.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At December 31, 2016, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $138.4 million, $68.5 million and $419.3 million, respectively, based on quoted market prices, a Level 1 measurement.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2015, the fair value of the 7.125% Senior Notes and the 7.5% Senior Notes was approximately $15.7 million and $23.5 million, respectively, based on quoted market prices, a Level 1 measurement. These pre-petition notes were classified as LSTC as of December 31, 2015 and were discharged under the Reorganization Plan on the Effective Date.

Recent Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, using either a full or a modified retrospective application approach. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to-date, we have liaised with the contract drilling industry association on an industry-wide position and have begun contract review and evaluation.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the standard clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017. We have not completed an evaluation of ASU 2016-01 and have not yet determined the impact, if any, on our financial statements and related disclosures, but the impact is not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the provisions of ASU 2016-02 and assessing the impact, if any, it may have on our consolidated financial statements and related disclosures. As part of our assessment work to-date, we have liaised with the contract drilling industry association on developing an industry-wide approach.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU No. 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU No. 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are evaluating the provisions of ASU No. 2016-13 and have not yet determined the impact, if any, on our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 utilizing a retrospective transition approach. Early adoption is permitted, provided that all amendments are adopted in the same period. We have not completed an evaluation of ASU 2016-15 and have not yet determined the impact, if any, on our financial statements and related disclosures

3. Fresh-Start Accounting

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization Value: Reorganization value represents the fair value of the Successor’s total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately after restructuring. Under fresh-start accounting, we allocated the reorganization value to our individual assets based on their estimated fair values.

Our reorganization value was derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long term debt and shareholders’ equity. The estimated enterprise value of the Company of approximately $954.2 million represented management’s best estimate of fair value on the Effective Date and the value contemplated by the Bankruptcy Court in confirmation of the Reorganization Plan after extensive negotiations among the Company and its creditors. The estimated enterprise value, after adding cash plus the estimated fair values of all of the Company’s non-debt liabilities, is intended to approximate the reorganization value. A reconciliation of the reorganization value is provided in the table below:

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

The financial projections used to estimate the expected future unlevered after-tax free cash flows were based on our 5-year forecast. The projections were prepared by management based on a number of estimates including various assumptions regarding the anticipated future performance of the Company, industry performance, general business and economic conditions and other matters, many of which are beyond our control. The discounted cash flow method also includes assumptions of the weighted average cost of capital (the “Discount Rate”) as well as an estimate of a residual growth rate used to determine the enterprise value represented by the time period beyond the 5-year plan. The Discount Rate was calculated using the capital asset pricing model and resulted in a Discount Rate of 15.2%. The estimated residual growth rate was developed considering the long-term economic outlook of the industry and geographical regions that the Company operates in and resulted in an estimated rate of 2.0%.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)Reflects the net use of cash on the Effective Date from implementation of the Reorganization Plan (in thousands):

Sources:
Net proceeds from 10% Second Lien Notes	$76,125
Total Sources	76,125

Uses:
Repayment of Credit Facility borrowings	(7,000)
Debt issuance costs	(2,250)
Total Uses	(9,250)

Net Sources	$66,875

(b)Represents the issuance of the new debt in connection with the Reorganization Plan: (1) the conversion of the pre-petition revolving credit facility into (i) $143.0 million of the 2016 Term Loan Facility and (ii) $7.0 million of cash; (2) the issuance of $76.1 million of new 10% Second Lien Notes in a rights offering raising net proceeds of approximately $73.9 million after backstop premium and offering costs and (3) issuance of 4,344,959 New Shares and $750.0 million face value of Convertible Notes.

(c)Reflects the settlement of the VDC Note by issuing 655,094 New Shares in accordance with the Reorganization Plan.

(d)Reflects the settlement of LSTC in accordance with the Reorganization Plan as follows:

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

(e)Reflects the cumulative impact of reorganization adjustments discussed above:

(in thousands)
Gain on settlement of liabilities subject to compromise	$1,630,025
Cancellation of Predecessor Company equity	595,119
Acquisition of non-controlling interests	14,286
Net impact to retained earnings	$2,239,430

(f)An adjustment of $20.0 million was recorded to inventory to decrease its net book value to estimated fair value. This inventory was part of the original shipyard value and the adjustment is based on the adjustment for the decrease in value for the individual drilling rigs; see (g) below.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)An adjustment of $2.0 billion was recorded to decrease the net book value of property and equipment to estimated fair value. The fair value was determined utilizing the income approach for drilling rigs and related rig equipment. The discounted cash flow method under the income approach estimates the future cash flow that an asset is expected to generate. Future cash flow is converted to a present value equivalent using the estimated Discount Rate. The components of property and equipment, net as of February 10, 2016 and the fair value at February 10, 2016 are summarized in the following table:

	Successor	Predecessor
	February 10, 2016	February 10, 2016
(in thousands)
Drilling rigs	$847,035	$2,863,307
Capital spares	16,422	32,080
Leasehold improvements, office and technology equipment	18,389	18,389
Assets under construction	9,289	23,799
	$891,135	$2,937,575

(h)Represents the adjustments of deferred equipment survey and inspection costs, deferred mobilization costs and deferred mobilization revenue to estimated fair value.

(i)Reflects the cumulative impact of fresh-start adjustments discussed above:

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

4. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor	Predecessor
	Period from		Year Ended December 31,
	February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	2015	2014
(in thousands)
Professional fees	$1,380	$22,712	$39,354	$—
Net gain on settlement of LSTC	—	(1,630,025)	—	—
Fresh-start adjustments	—	2,060,232	—	—
	$1,380	$452,919	$39,354	$—

For the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $16.6 million and $7.3 million, respectively.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt

Following our emergence from bankruptcy, our debt as of December 31, 2016 and February 10, 2016 was comprised of the following:

	December 31, 2016	February 10, 2016
(in thousands)
2016 Term Loan Facility	$141,570	$143,000
10% Second Lien Notes, net of financing costs of $1,873 and $2,250	74,252	73,875
Convertible Notes, net of discount of $103,695 and $146,920	652,980	603,080
	868,802	819,955
Less current maturities of long-term debt	1,430	1,430
Long-term debt, net	$867,372	$818,525

 Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2017	$1,430
2018	1,430
2019	138,710
2020	76,125
2021	—
Thereafter	2,775,628
Total debt (1)	2,993,323
Less:
Current maturities of long-term debt	(1,430)
Future amortization of note discounts	(103,695)
Future amortization of financing costs	(1,873)
Future PIK interest	(2,018,953)
Long-term debt	$867,372

(1) Excludes original issuance discount of $103.7 million on the Convertible Notes and financing costs of $1.9 million on the 10% Second Lien Notes.

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. We have issued $7.4 million in letters of credit as of December 31, 2016.

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The initial term loans are currently bearing interest at 7.498%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500 which commenced in March 2016.

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.50% and such rate may be increased from time to time pursuant to the terms of the 2016 Term Loan Facility.

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2016, taking into account the payment of PIK interest on the Convertible Notes during 2016, each such unit of securities was comprised of one New Share and $174.15 of principal of Convertible Notes. As of December 31, 2016, we would be required to issue approximately 7.9 million New Shares if the Convertible Notes were converted.

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

Interest on the Convertible Notes is payable semi-annually in arrears commencing June 30, 2016 as a payment in kind, either through an increase in the outstanding principal amount of the Convertible Notes or, if the Company is unable to increase such principal amount, by the issuance of additional Convertible Notes. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at a rate of 1% per annum for the first four years and then increasing to 12% per annum until maturity. During the Successor Period, PIK interest totaled $6.7 million and increased the outstanding principal amount of the Convertible Notes.

The Company’s obligations under the Convertible Notes are fully and unconditionally guaranteed (except for customary release provisions), on a senior secured basis, by all of the subsidiaries of the Company, and the obligations of the Company and guarantors are secured by liens on substantially all of their respective assets. The guarantees by the Company’s subsidiaries of the Convertible Notes are joint and several. The Company has no independent assets or operations apart from the assets and operations of its wholly-owned subsidiaries. In addition, there are no significant restrictions on the Company’s or any subsidiary guarantor’s ability to obtain funds from its subsidiaries by dividend or loan. The Indenture for the Convertible Notes includes customary covenants that restrict the granting of liens and customary events of default, including, among other things, failure to issue securities upon conversion of the Convertible Notes. In addition, the Indenture, and the applicable Collateral Agreements, provide that any capital stock and other securities of any of the guarantors will be excluded from the collateral to the extent the pledge of such capital stock or other securities to secure the Convertible Notes would cause such guarantor to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time).

The Convertible Notes will convert only (a) prior to the third anniversary of the issue date (February 10, 2016), (i) upon the instruction of holders of a majority in principal amount of the Convertible Notes or (ii) upon the full and final resolution of all potential Investigation Claims (as defined below), as determined in good faith by the board of directors of the Company (the “Board”) (which determination shall require the affirmative vote of a supermajority of the non-management directors), and (b) from and after February 10, 2019 through their maturity date of December 31, 2030, upon the approval of the Board (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, (i) “supermajority of the non-management directors” means five affirmative votes of non-management directors assuming six non-management directors eligible to vote and, in all other circumstances, the affirmative vote of at least 75% of the non-management directors eligible to vote and (ii) “Investigation Claim” means any claim held by a United States or Brazilian governmental unit and arising from or related to the procurement of that

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain Agreement for the Provision of Drilling Services, dated as of February 4, 2009, by and between Petrobras Venezuela Investments & Services B.V. and Vantage Deepwater Company, as amended, modified, supplemented, or novated from time to time.

In the event of a change in control, the holders of our Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at February 10, 2016 and December 31, 2016, respectively.

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing our 10% Second Lien Notes, Convertible Notes or 2016 Term Loan Facility, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements. In addition, in connection with their investigation, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, and if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Shareholder’s Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of December 31, 2016, 5,000,053 ordinary shares were issued and outstanding.

As of December 31, 2015, the Company was a 100% owned subsidiary of VDC and did not have any equity incentive plans of its own. VDC had the 2007 Long-Term Incentive Plan under which time-vested and performance units were awarded to officers and employees of the Company and related share compensation expense was recognized. Outstanding share awards at December 31, 2015 were cancelled due to VDC’s liquidation filing in the Cayman Islands. We recognized share compensation expense allocated from VDC of $5.8 million and $7.9 million for the years ended December 31, 2015 and 2014, respectively.

   On August 9, 2016, the Company adopted the 2016 Amended MIP to align the interests of participants with those of the shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards. During the year ended December 31, 2016, we granted to employees and directors 44,946 time-based restricted stock units (“TBGs”) and 97,749 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. The TBGs vest ratably over the first four anniversaries of the Effective Date; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period from the grant date to the fourth anniversary of the Effective Date for TBGs and the seventh anniversary of the Effective Date for PBGs. For the year ended December 31, 2016, we recognized approximately $402,000 of share-based compensation expense related to the TBGs. As of December 31, 2016, there was approximately $3.9 million of total unrecognized share-based compensation expense related to TBGs which is expected to be recognized over the remaining weighted average vesting period of approximately 3.2 years.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. For the year ended December 31, 2016, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs. As of December 31, 2016, there was approximately $9.4 million of total unrecognized share-based compensation expense related to PBGs which would be recognized, in part, for the pro-rata vesting period completed as of the date the TEV performance condition becomes probable, with the balance recognized over the remaining vesting period.

A summary of the restricted unit awards for the year ended December 31, 2016 is as follows:

Time-based restricted units
Units awarded	44,946
Weighted-average unit price at award date	$80.00
Weighted average vesting period (years)	3.2
Units vested	—
Units forfeited	—

Performance-based restricted units
Units awarded	97,749
Weighted-average unit price at award date	80.0
Weighted average vesting period (years)	6.2
Units vested	—
Units forfeited	—

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of non-vested restricted units at December 31, 2016 is as follows:

	Time- Based Restricted Units Outstanding	Weighted Average Award Date Unit Price	Performance- Based Restricted Units Outstanding	Weighted Average Award Date Unit Price
Nonvested restricted units at February 10, 2016	—	—	—	—
Awarded	44,946	$80.00	97,749	$80.00
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested restricted units at December 31, 2016	44,946	$80.00	97,749	$80.00

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. We do not have any domestic earnings; all of our earnings are foreign. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or withholding taxes on revenue. Determination of income tax expense in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt, reorganization expenses and write-off of development costs.

The income tax expense (benefit), all of which relates to foreign income taxes, consisted of the following (in thousands):

	Successor	Predecessor
	Period from	Period from	Year Ended December 31,
	February 10, 2016 to December 31, 2016	January 1, 2016 to February 10, 2016	2015	2014
Current	$14,316	$2,371	$37,748	40,122
Deferred	(3,368)	—	2,122	(305)
Total	$10,948	$2,371	$39,870	$39,817

A reconciliation of statutory and effective income tax rates is shown below:

	Successor	Predecessor
	Period from	Period from	Year Ended December 31,
	February 10, 2016 to December 31, 2016	January 1, 2016 to February 10, 2016	2015	2014
Statutory rate	0.0%	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(7.2)	(0.3)	69.4	30.1
Settlement of prior years’ tax audits	1.1	—	(7.7)	(0.0)
Other	(1.9)	(0.2)	2.5	(0.1)
Total	(8.0%)	(0.5%)	64.2%	30.0%

 Deferred income tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets and liabilities using the enacted tax rates which are expected to apply to taxable income when the

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary differences are expected to reverse. Deferred tax assets are also provided for certain loss and tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The increase to the valuation allowance during the year, which is included in the taxes on foreign earnings rate in the above table, is related to net loss carry forwards generated during the year where we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

The components of the net deferred tax assets and liabilities were as follows:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
(in thousands)
Deferred tax assets:
Share-based compensation	$99	$—
Accrued bonuses/compensation	1,839	171
Start-up costs	106	123
Loss carry-forwards	15,214	7,161
Other	—	74
Total deferred tax assets	17,258	7,529
Valuation allowance	(13,056)	(7,161)
Net deferred tax assets	4,202	368
Deferred tax liabilities:
Property and equipment	(2,430)	(2,852)
Deferred revenue	(649)	—
Mobilization	(233)	—
Other deferred tax liability	(5)	—
Total deferred tax liabilities	(3,317)	(2,852)
Net deferred tax asset ( liability)	$885	$(2,484)

We do not expect changes to tax bases or effects on our loss carry-forwards as a result from our emergence from bankruptcy on February 10, 2016. At December 31, 2016, we had foreign tax loss carry forwards of approximately $52.6 million which will begin to expire in 2018.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of $0.8 million is included in 2016 income tax expense and interest and penalties of $2.0 million are accrued as of December 31, 2016.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of our unrecognized tax benefits amount is as follows (in thousands):

Gross balance at January 1, 2016	$2,262
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	733
Reductions for tax positions of prior years	-
Expiration of statues	-
Tax settlements	-
Gross balance at February 10, 2016	2,995
Related tax benefits	-
Net reserve at February 10, 2016	2,995

Gross balance at February 10, 2016	2,995
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	455
Reductions for tax positions of prior years	-
Expiration of statues	(7)
Tax settlements	(88)
Gross balance at December 31, 2016	3,355
Related tax benefits	-
Net reserve at December 31, 2016	$3,355

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

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Nobu Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these  developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegation of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we are reviewing the matter again in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of this matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and result in our outstanding debt becoming immediately due and payable.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Hsin Chi Su and F3 Capital filed two appeals before the United States District Court for the District of Delaware seeking a reversal of (i) the Court’s determination that Hsin Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options. As of December 31, 2016, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year are $2.6 million, $1.6 million, $1.4 million, $1.2 million and $1.2 million for each of the years ending December 31, 2017, 2018, 2019, 2020 and 2021 respectively, and $2.1 million in the aggregate for the years 2022 and thereafter. Rental expenses for the period from January 1, 2016 to February 10, 2016 and for the period from February 10, 2016 to December 31, 2016 were approximately $678,000 and $4.1 million, respectively. Rental expenses for the years ended December 31, 2015 and 2014 were approximately  $14.6 million and $15.2 million, respectively.

At December 31, 2016, we had purchase commitments of $5.4 million. Our purchase commitments consist of obligations outstanding to external vendors primarily related to materials, spare parts, consumables and related supplies for our drilling rigs.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
(in thousands)
Prepaid insurance	$782	$1,394
Sales tax receivable	7,129	8,203
Income tax receivable	1,025	5,398
Other receivables	74	734
Other	3,413	6,377
	$12,423	$22,106

 Property and Equipment, net

Property and equipment, net consisted of the following:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
(in thousands)
Drilling equipment	$880,267	$3,425,738
Assets under construction	2,138	23,421
Office and technology equipment	18,764	29,405
Leasehold improvements	1,072	2,442
	902,241	3,481,006
Accumulated depreciation	(67,713)	(532,619)
Property and equipment, net	$834,528	$2,948,387

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consisted of the following:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
(in thousands)
Performance bond collateral	$3,197	$3,197
Deferred certification costs	4,885	10,050
Deferred mobilization costs	4,194	8,454
Deferred income taxes	2,237	152
Deposits	1,181	1,197
	$15,694	$23,050

Accrued Liabilities

Accrued liabilities consisted of the following:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
(in thousands)
Interest	$104	$1,125
Compensation	11,289	8,360
Income taxes payable	5,008	8,901
Other	2,047	3,316
	$18,448	$21,702

Transactions with Former Parent Company

Our consolidated statement of operations includes the following transactions with VDC for the periods indicated:

	Successor	Predecessor
	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31,
			2015	2014
(in thousands)
Reimbursable revenues	$—	$—	$6,212	$9,428
Interest income	(3)	3	27	27
Interest expense	—	(662)	(489)	—
	$(3)	$(659)	$5,750	$9,455

The following table summarizes the balances payable to VDC included in our consolidated balance sheet as of the periods indicated:

	Successor	Predecessor
	December 31, 2016	December 31, 2015
(in thousands)
Accounts payable to related parties, net	$17,278	$17,340
VDC Note	—	61,477
Accrued liabilities	—	489
	$17,278	$79,306

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of the Restructuring Agreement, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from our former parent company, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, are in discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries on the other. While we continue to believe that our position regarding the settlement of such amounts is correct, we cannot predict the ultimate outcome of this matter should legal proceedings between the parties transpire.

10. Business Segment Information

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction and preservation management services when stacked. In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship. This business represented approximately 2.6%, 3.2%, 1.0% and 2.4 % of our total revenue for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016 and the years ended December 31, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015 and 2014, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 58%, 19% and 11% of consolidated revenue for the period from February 10, 2016 2016 to December 31, 2016. Three customers accounted for approximately 58%, 18% and 14% of consolidated revenue for the period from January 1, 2016 to February 10, 2016. Three customers accounted for approximately 32%, 25% and 20% of consolidated revenue for the year ended December 31, 2015. Four customers accounted for approximately 24%, 18%, 17% and 14% of consolidated revenue for the year ended December 31, 2014.

Our revenues by country were as follows:

	Successor	Predecessor
	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31,
			2015	2014
Congo	$91,435	$13,769	$247,415	$—
Malaysia	30,397	3,319	—	165,004
Indonesia	18,075	4,214	—	—
India	—	—	189,973	207,309
U.S.	—	—	128,157	—
Gabon	—	—	—	207,419
Other countries (a)	18,741	2,238	206,720	303,172
Total revenues	$158,648	$23,540	$772,265	$882,904
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our property and equipment, net by country were as follows:

	Successor	Predecessor
	December 31, 2016	December 31, 2015

Congo	$277,305	$582,590
Malaysia	280,689	—
South Africa	196,473	851,099
India	—	718,966
Other countries (a)	80,061	795,732
Total property and equipment	$834,528	$2,948,387
(a)	Other countries represent countries in which we operate that individually had property equipment, net representing less than 10 percent of total property and equipment.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

11. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the years ended December 31, 2016 and 2015 (in thousands except per share amounts).

	Predecessor	Successor
	Period from	Period from	Quarter Ended
	January 1, 2016 to February 10, 2016	February 10, 2016 to March 31, 2016	June 30	September 30	December 31

2016
Revenues	$23,540	$29,786	$48,511	$39,942	$40,409
Loss from operations	(14,927)	(18,897)	(13,530)	(20,146)	(16,643)
Other expense	(454,713)	(8,964)	(20,766)	(18,007)	(19,516)
Net loss	(472,011)	(29,028)	(35,734)	(41,526)	(41,129)
Net loss attributable to noncontrolling interests	(969)	—	—	—	—
Net loss attributable to VDI	$(471,042)	$(29,028)	$(35,734)	$(41,526)	$(41,129)
Loss per share
Basic and diluted	N/A	$(5.81)	$(7.15)	$(8.31)	$(8.23)

	Predecessor
	Quarter Ended
	March 31	June 30	September 30	December 31

2015
Revenues	$219,389	$214,383	$210,091	$128,402
Income from operations	86,427	81,191	79,318	13,038
Other expense	(35,433)	(43,925)	(45,689)	(72,803)
Net income (loss)	21,705	26,123	(21,510)	(4,064)
Net income (loss) attributable to noncontrolling interests	190	21	136	4,689
Net income (loss) attributable to VDI	$21,515	$26,102	$(21,646)	$(8,753)
Earnings (loss) per share
Basic and diluted	N/A	N/A	N/A	N/A
Earnings (loss) per share is computed independently for each of the periods presented. Therefore, the sum of the periods’ earnings (loss) per share may not agree to the total computed for the year.

12. Subsequent Event

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2017, we executed a purchase and sale agreement with a third party to acquire a jack up drilling rig and related drilling contract for $13.0 million. A down payment of $1.3 million was made upon execution of the agreement and the remaining $11.7 million is due at closing, which is targeted for the first quarter of 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit to the SEC is recorded, processed, summarized, and reported, within the time periods required by our debt agreements.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016 and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

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

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	List of documents filed as part of this report
Exhibit No.	Description
2.1

Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement (Incorporated by reference to Exhibit 99.T3E.1 of the Form T-3 filed by Offshore Group Investment Limited with the SEC on December 2, 2015).

3.1

Third Amended and Restated Memorandum and Articles of Incorporation of the Company effective as of August 4, 2016 (Incorporated by reference by Exhibit 3.01 of the Company’s current report on Form 8-K filed with the SEC on August 5, 2016)

4.1

Second Amended and Restated Credit Agreement by and between Offshore Group Investment Limited, certain subsidiaries thereof as Guarantors, the lenders from time to time party thereto as Lenders and Royal Bank of Canada as Administrative Agent and Collateral Agent, dated as of February 17, 2016 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.2

Second Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.4

Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-1 filed with the SEC on June 16, 2016)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders (as defined therein) party thereto (Incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the SEC on May 13, 2016)

10.4	Vantage Drilling International Amended and Restated 2016 Management Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Amendment No. 3 to Form S-1 filed with the SEC on November 3, 2016)
10.5

Form of Restricted Stock Unit Award Agreement (Performance-Based) under the Vantage Drilling International Amended and Restated 2016 Management Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Amendment No. 3 to Form S-1 filed with the SEC on November 3, 2016)

10.6

Form of Restricted Stock Unit Award Agreement (Time-Based) under the Vantage Drilling International Amended and Restated 2016 Management Incentive Plan (Incorporated by reference to Exhibit 10.6 of the Amendment No. 3 to Form S-1 filed with the SEC on November 3, 2016)

10.7

Offshore Group Investment Limited 2016 Management Incentive Plan by and between Offshore Group Investment Limited, its executive officers and certain other employees dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.8

Form of Restricted Stock Unit Award Agreement (Performance-Based) between Offshore Group Investment Limited and each Participant (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.9

Form of Restricted Stock Unit Award Agreement (Time-Based) between Offshore Group Investment Limited and each Participant (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.10	Form of Petrobras Litigation Award Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

Exhibit No.	Description
10.11	Form of Petrobras Litigation Letter (Incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)
10.12

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas W. Halkett, dated February 10, 2016 (Incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.13

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and William L. Thomson, dated February 10, 2016 (Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.14

Employment Agreement between Vantage Drilling International and Douglas E. Stewart, dated May 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 17, 2016)

10.15

Employment Agreement between Vantage Drilling International and Ihab Toma, dated August 9, 2016  (Incorporated by reference to Exhibit 10.13 of the Amendment No. 1 to Form S-1 filed with the SEC on August 25, 2016)

10.16

Employment Agreement Between Vantage Drilling International and Thomas J. Cimino, dated September 22, 2016 (Incorporated by reference to Exhibit 10.14 of the Amendment No. 1 to Form S-1 filed with the SEC on October 11, 2016)

21.1	Subsidiaries of Vantage Drilling International (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— XBRL Instance Document (Filed herewith)
101.SCH	— XBRL Schema Document (Filed herewith)
101.CAL	— XBRL Calculation Document (Filed herewith)
101.DEF	— XBRL Definition Linkbase Document (Filed herewith)
101.LAB	— XBRL Label Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)

Item 16.	Form 10-K Summary.

           None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ THOMAS J. CIMINO
Name:	Thomas J. Cimino
Title:	Chief Financial Officer
Date:	March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ihab Toma	Chief Executive Officer (Principal Executive Officer)	March 9, 2017
Ihab Toma

/s/ Thomas J. Cimino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017
Thomas J. Cimino

/s/ Thomas R. Bates, Jr.	Chairman and Director	March 9, 2017
Thomas R. Bates, Jr.

/s/ Nils E. Larsen	Director	March 9, 2017
Nils E. Larsen

/s/ L. Spencer Wells	Director	March 9, 2017
L. Spencer Wells

/s/ Esa Ikaheimonen	Director	March 9, 2017
Esa Ikaheimonen

/s/ Scott McCarty	Director	March 9, 2017
Scott McCarty

/s/ Matthew Bonanno	Director	March 9, 2017
Matthew Bonanno