Form 10-K/A
period 2016-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2017-05-01
CIK 1465872

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of the registrant’s ordinary shares outstanding as of April 27, 2017 was 5,000,053 shares.

EXPLANATORY NOTE

Vantage Drilling International is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 27, 2017 and certain other information about them are set forth below:

Name	Age	Position
Thomas R. Bates, Jr. (1)	67	Chairman of the Board of Directors
Matthew W. Bonanno (2)	38	Director
Esa Ikaheimonen(1)	53	Director
Nils E. Larsen (1)	46	Director
Scott McCarty (2)	43	Director
L. Spencer Wells (2)	46	Director
Ihab Toma	54	Chief Executive Officer and Director
Thomas J. Cimino	48	Chief Financial Officer and Treasurer
Douglas W. Halkett	56	Chief Operating Officer
Douglas E. Stewart	40	Vice President, General Counsel, Chief Compliance Officer and Secretary
William L. Thomson	46	Vice President – Marketing and Business Development
Linda J. Ibrahim	46	Vice President of Tax and Governmental Compliance

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee

Board of Directors

Thomas R. Bates, Jr. has served as our Chairman of the Board since February 10, 2016. Qualifications and Experience: Dr. Bates has over 40 years of operational experience in the oil and gas industry, having held executive leadership positions at several major energy companies. He is currently an adjunct professor and co-chair of the advisory board for the Energy MBA Program at the Neeley School of Business at Texas Christian University in Fort Worth. Dr. Bates joined Lime Rock Management LP, an energy focused private equity firm, as managing director in 2001 and became a senior advisor of the firm in 2010 before retiring in 2013. Dr. Bates previously served as group president at Baker Hughes from 1998 through 2000, chief executive officer at Weatherford-Enterra from 1997 to 1998, and spent 15 years in management positions at Schlumberger, finishing as president of the Anadrill division where he was responsible for the introduction of new products and technologies. Dr. Bates began his career at Shell Oil Company. Through his experience in both energy and oilfield service companies, Dr. Bates provides significant insight into management and corporate strategy, including audit committee matters, that we believe are essential for growing the Company. His experience in private equity provides valuable entrepreneurial insight. Additionally, Dr. Bates has significant experience sitting on compensation and audit committees providing us with insight into corporate governance and other matters. Education: Dr. Bates has a doctorate in mechanical engineering from the University of Michigan. Dr. Bates serves on the Audit Committee.

Directorships for the past five years: Independence Contract Drilling (Chairman 2011 to the present), TETRA Technologies (2011 to the present), Alacer Gold Corporation (2014 to the present), Hercules Offshore Company (2004 to 2015; Chairman 2009 to 2015).

Matthew W. Bonanno has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Bonanno is currently a partner at York Capital Management where he joined in 2010. York Capital Management is a shareholder of the Company. Mr. Bonanno previously worked at the Blackstone Group from 2007 to 2010 where he focused on restructuring, recapitalization and reorganization transactions. Prior to joining the Blackstone Group, Mr. Bonanno worked on financing and strategic transactions at News Corporation from 2003 to 2005 and as an investment banker at JP Morgan and Goldman Sachs. Mr. Bonanno’s significant experience in financing transactions and investing across multiple industries provides us with valuable strategic insight. Education: Mr. Bonanno received a B.A. in History from Georgetown University and an Masters of Business Administration in Finance from the Wharton School of the University of Pennsylvania. Mr. Bonanno serves on the Compensation Committee.

Directorships for the past five years: Rever Offshore AS (2013 to present), Stallion Oilfield Holdings, Inc. (2013 to 2015), and ABY Group Holdings (2013 to present).

Esa Ikaheimonen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Ikaheimonen served as the Executive Vice President and Chief Financial Officer of Transocean Ltd., an offshore drilling contractor from 2012 to 2015. He was Senior Vice President and Chief Financial Officer of Seadrill Ltd., an offshore drilling contractor from 2010 to 2012. From 2009 to 2010, Mr. Ikaheimonen served as Executive Vice President and Chief Financial Officer of Poyry PLC, a global consulting and engineering company. Prior to Poyry, he was employed by Royal Dutch Shell for almost 20 years where he held several senior positions including Regional Vice President Finance for Upstream in both Africa and the Middle-East, Finance and Commercial Director in Qatar, and Downstream Finance Director for Scandinavia. Mr. Ikaheimonen’s background and experience provide us with significant managerial insight into the offshore drilling business and strategic focus on our customers. Additionally, Mr. Ikaheimonen has experience sitting on an audit committee which provides insight into financial processes and controls. Education: Mr. Ikaheimonen earned a Master’s Degree in Law from the University of Turku in Finland, specializing in Tax Law and Tax Planning. Mr. Ikaheimonen serves as chairman of the Audit Committee.

Directorships for the past five years: Transocean Partners, LLC (Chairman 2014 to 2015), and Ahlstrom Plc (2011 to 2015)

Nils E. Larsen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Larsen began working with The Carlyle Group’s U.S. Equity Opportunities Fund in 2013 and is currently an Operating Adviser. Prior to partnering with The Carlyle Group, Mr. Larsen served in a variety of senior executive positions with Tribune Company from 2008 to 2013, including as the President and Chief Executive Officer of Tribune Broadcasting and as the Co-President of Tribune Company. Before joining Tribune Company, Mr. Larsen was employed by Equity Group Investments, LLC from 1995 to 2008 (serving as a Managing Director from 2001 to 2008) and again from 2013 to present, focusing on investments in the media, transportation, energy, retail grocery and member loyalty and rewards sectors. Mr. Larsen started his career at CS First Boston where he focused on the capital requirements and derivative products needs of U.S. financial institutions and non-U.S. based entities. Mr. Larsen has significant governance experience in post-bankrupt entities providing this essential insight to the Company. Education: Mr. Larsen received his A.B. summa cum laude from Bowdoin College. Mr. Larsen serves on the Audit Committee.

Directorships for the past five years: Liberty Tire Recycling Holdings (Chairman 2015 to present), Rewards Network (2013 to present; Chairman 2016 to present), Extreme Reach (2015 to present), More FM (2015 to present), Esterline Technologies Corporation (Audit Committee and Enterprise Risk Committee 2016 to present), LiveStyle, Inc. (2016 to present), Talent Partners (Chairman 2014 to 2015), Media Properties Holdings (2014 to 2016), Classified Ventures (2009 to 2013), Chicago Cubs Baseball Holdings (2009 to 2013), Newsday Holdings (2008 to 2013) and TV Food Network Holdings (2008 to 2013).

Scott McCarty has served as a director of the Company since February 15, 2016. Qualifications and Experience: Mr. McCarty joined Q Investments in 2002 and is currently a partner managing private equity and distressed investment groups within Q Investments. Affiliates of Q Investments are shareholders of the Company. Previously within Q Investments, Mr. McCarty was a portfolio manager. Before joining Q Investments, Mr. McCarty was a captain in the United States Army and worked in the office of U.S. Senator Kay Bailey Hutchison. Mr. McCarty has significant investment experience across industries and working with distressed investments and provides valuable insight to our Board of Directors regarding the structuring of the organization and streamlining operations. Education: Mr. McCarty graduated with a Bachelors of Science degree from the United States Military Academy at West Point, where he was a Distinguished Cadet and recipient of the General Lee Donne Olvey Award, and earned a Masters of Business Administration from Harvard Business School. Mr. McCarty serves on the Compensation Committee.

Directorships for the past five years: Travelport Worldwide (Compensation Committee 2013-2014), Envirotest Systems Holdings Corp. (2007-2014) and Q-TZG Leasing Holding Ltd (2013 to present).

Ihab Toma has served as a member of the Board of Directors and as Chief Executive Officer of the Company since August 29, 2016. Qualifications and Experience: Mr. Toma has over 30 years of experience in the oilfield industry. From 2014 until 2016, Mr. Toma served as a senior advisor to First Reserve Corporation, a leading global private equity and infrastructure firm exclusively focused on energy. Previously, Mr. Toma served from 2009 until 2013 in various executive capacities at Transocean, as Executive Vice President - Chief of Staff, Executive Vice President - Operations, Executive Vice President - Global Business and Senior Vice President - Marketing and Planning. Prior to his time at Transocean, from 1986 until 2009, Mr. Toma served in multiple capacities at Schlumberger. He served as Vice President, Sales and Marketing for Europe, Africa and Caspian for Schlumberger Oilfield Services from April 2006 to August 2009. From 2000 to 2006, he led Schlumberger’s Information Solutions business in various capacities, including President, Vice President - Sales and Marketing, Vice President – Information Management and Vice President – Europe, Africa and CIS Operations. Mr. Toma began his career with Schlumberger in 1986. He holds a Bachelor of Science degree in Electrical, Electronics and Communications Engineering from Cairo University, Egypt.

Directorships in the past five years: Drilling Systems (UK) Ltd. (June 2015 to the present), Paradigm Geophysical Corp (October 2013 to the present), AGR Group (Vice Chairman from January 2015 to the present) and Engström & Engstöm (Chairman from May 2014 to the present).

L. Spencer Wells has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Wells is a founder and partner of Drivetrain Advisors, a provider of fiduciary services to the alternative investment community, with a particular expertise in restructuring and turnarounds. From 2010 to 2013, Mr. Wells served as a senior advisor and partner with TPG Special Situations Partners where he helped manage a $2.5B portfolio of liquid and illiquid distressed credit investments. Mr. Wells served as a partner at Silverpoint Capital from 2002 to 2009 where he managed a $1.3B investment portfolio consisting primarily of stressed and distressed bank loans and bonds focusing on the oil and gas exploration and production, oilfield services, power generation, financial institutions and chemicals industries. He previously served as an analyst on the distressed debt trading desks at Union Bank of Switzerland, Deutsche Bank and Bankers Trust. Mr. Wells’ significant experience in the debt, equity and capital markets provides the Board of Directors with insight into operating the Company following our reorganization plan. Mr. Wells also has significant experience serving on private and public companies’ boards, which gives him insight into matters regarding corporate governance and fiduciary responsibilities. Education: Mr. Wells received his Bachelor of Arts degree from Wesleyan University and his Masters of Business Administration from the Columbia Business School. Mr. Wells serves as the chairman of the Compensation Committee.

Directorships for the past five years: Center for Music National Service (2011 to 2014), Advanced Emissions Solutions, Inc. (Chairman 2014 to present), Syncora Holdings, Ltd. (2014 to 2016), Preferred Proppants LLC (2014 to present), Navig8 Crude Tankers, Inc. (2014 to 2015), Alinta Holdings (2013), Affinion Group Holdings, Inc. (Chairman 2015 to present), Global Geophysical Services, Inc. (Chairman 2015 to 2016), Town Sports International Holdings, Inc. (2015 to present) and Certus Holdings, Inc. and CertusBank, N.A (2014 to present).

Executive Officers

Effective March 21, 2016, Paul A. Bragg resigned as the President, Chief Executive Officer and principal executive officer of the Company. Mr. Bragg also resigned as a member of our Board of Directors. The Company formed an Office of the Chief Executive to take over all duties related to the chief executive officer of the Company, consisting of Douglas G. Smith, the former Chief Financial Officer and Treasurer of the Company, Douglas W. Halkett, Chief Operating Officer of the Company, and Robert Tamburrino, who at the time was the Chief Restructuring Officer of the Company. Effective June 23, 2016, Mr. Tamburrino resigned as Chief Restructuring Officer and from the office of the Chief Executive Officer and all other offices of the Company and its subsidiaries. Mr. Ihab Toma’s appointment as Chief Executive Officer, effective August 29, 2016, terminated the Office of the Chief Executive.

Vantage Energy Services, Inc., one of our wholly-owned subsidiaries, had entered into an Advisory Services Letter with Renegade Swish, LLC (an affiliate of Q Investments) dated April 7, 2016 in which Renegade Swish had agreed to provide to us the services of Mr. Tamburrino on an interim basis as our Chief Restructuring Officer. We agreed to pay Renegade Swish an hourly rate of $765 for Mr. Tamburrino’s services and to reimburse Renegade Swish for all reasonable third party reimbursable expenses. Mr. McCarty, a current member of our Board of Directors, is also employed by Renegade Swish, LLC.

Effective September 21, 2016, Douglas G. Smith stepped down as our Chief Financial Officer and as the principal financial officer of the Company. On September 22, 2016, the Company appointed Thomas J. Cimino as the Chief Financial Officer of the Company.

Effective August 7, 2016, Michael R.C. Derbyshire stepped down as our Vice President – Marketing. On that same date, the Company appointed William L. Thomson Vice President – Marketing & Business Development.

With respect to all of the following officers, references to offices held by such individuals in the following paragraphs are to offices with Vantage Drilling Company prior to the effectiveness of the Company’s Chapter 11 bankruptcy proceedings on February 10, 2016 and to offices with the Company after February 10, 2016.

Douglas W. Halkett has served as our Chief Operating Officer since January 2008 and served as a member of the Office of Chief Executive from March 2016 until August 29, 2016. Prior to joining us, Mr. Halkett served with Transocean Inc. as Division Manager in Northern Europe (UK & Norway) from January 2004 to November 2007, as an Operations Manager in the Gulf of Mexico from February 2001 to December 2003, and as Operations Manager and Regional Operations Manager in the UK from July 1996 to January 2001. Prior to joining Transocean, Mr. Halkett worked for Forasol-Foramer in various operational and business roles from January 1988 to June 1996, and was assigned in Paris and various locations in the Far East. Mr. Halkett started his career with Shell International in Holland and Brunei in 1982 and joined Mobil North Sea Ltd in 1985. Mr. Halkett earned a First Class Honours Degree in Mechanical Engineering from Heriot Watt University (Edinburgh) in 1981 and attended the Program for Management Development at Harvard Business School in 2003.

Thomas J. Cimino has served as our Chief Financial Officer since September 2016. Prior to joining the Company, from 2012 until most recently, Mr. Cimino served as Chief Financial Officer at AEI Services, LLC, an international company focused on power generation and distribution, natural gas transportation and services and gas distribution. From 2007 until 2012, he served as Vice President and Controller at AEI Services. Prior to joining AEI Services, LLC, from 2003 until 2007, Mr. Cimino served as Director—Global Capital Markets Group at Pricewaterhouse Coopers, where he provided capital markets advisory services to multi-national companies in the energy sector. His career has also included time at the United States Securities and Exchange Commission, Adidas America and KPMG, where he began his career. Mr. Cimino received his Bachelor of Science degree in Accounting from The Pennsylvania State University and his Executive MBA from Rice University.

Douglas E. Stewart has served as our Vice President, General Counsel and Corporate Secretary since June 2016 and our Chief Compliance Officer since December 12, 2016. Mr. Stewart joined the Company from Stallion Oilfield Holdings, Inc., where he served as Executive Vice President, General Counsel and Secretary. Mr. Stewart joined Stallion in June 2007 from Occidental Development Company, a subsidiary of Occidental Petroleum Corporation, where he served in the international business development group. Prior to joining Occidental in January 2007, he practiced corporate finance and securities law, specializing in private equity and mergers and acquisitions, at Vinson & Elkins LLP from September 2001 until December 31, 2006. Mr. Stewart received his Bachelor of Arts degree in Economics and International Studies from Trinity University and his J.D. from the University of Texas School of Law.

William L. Thomson has served as our Vice President—Marketing & Business Development since June 2016, prior to which he served as our Vice President of Technical Services, Supply Chain & Projects from March 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomson worked extensively as a Project Manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Asia, Europe, and the Middle East. Mr. Thomson earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PgD in Oil and Gas Law from the Robert Gordon University in 2006.

Linda J. Ibrahim has served as our Vice President of Tax and Governmental Compliance since February 2015, and has served the Company in various tax roles since 2010. Prior to joining the Company, Ms. Ibrahim was employed by Pride from 2006 to 2010, and PricewaterhouseCoopers LLP from 1999 to 2006, serving clients in the energy industry. Ms. Ibrahim holds a Bachelor of Business Administration – Accounting from the University of Houston and is a certified public accountant licensed in the state of Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

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

On February 10, 2016, upon the effectiveness of the Company’s Chapter 11 bankruptcy plan, the newly constituted Board of Directors appointed Messrs. Ikaheimonen, Larsen and Bates to the Audit Committee with Mr. Ikaheimonen serving as Chairman of the Audit Committee. Messrs. Ikaheimonen, Larsen and Bates are considered by the Board of Directors to be independent. Each of Messrs. Ikaheimonen, Larsen and Bates qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is intended to provide an explanation of our executive compensation program with respect to those individuals identified in the Summary Compensation Table below and referred to as our “named executive officers.” Prior to the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, certain of our current and former named executive officers were employed by Vantage Drilling Company, and the Company was a wholly-owned subsidiary of Vantage Drilling Company. This discussion and analysis of the executive compensation program for the 2016 fiscal year addresses compensation paid to the named executive officers by Vantage Drilling International following the effectiveness of the Company’s Chapter 11 bankruptcy plan, and, where applicable, includes each named executive officer’s compensation as an officer of Vantage Drilling Company prior to the effectiveness of the Company’s Chapter 11 bankruptcy plan.

Effective March 21, 2016, Paul A. Bragg resigned as our President and Chief Executive Officer and as the principal executive officer of the Company. On August 9, 2016, the Company’s Board of Directors appointed Ihab Toma as the Chief Executive Officer of the Company, effective August 29, 2016.

Effective September 21, 2016, Douglas G. Smith stepped down as our Chief Financial Officer and as the principal financial officer of the Company. On September 22, 2016, the Company appointed Thomas J. Cimino as the Chief Financial Officer of the Company.

The Company’s arrangements with Messrs. Toma and Cimino are described in more detail in the section titled “Employment Agreements”.

Compensation Philosophy and Objectives

Our executive compensation program has reflected the philosophy that executive officers’ compensation should be closely aligned with the long-term interests of shareholders and strongly correlated with both company-wide and individual performance. Accordingly, our executive compensation program placed an emphasis on equity-based incentives and performance based compensation. The key business metrics we have historically considered in establishing targets and measuring the performance of our executive officers have included:

•	Safety performance;

•	Financial performance;

•	Customer satisfaction;

•	Return to stockholders; and

•	Growth.

The objectives of our executive compensation program have been to attract, retain and motivate experienced, high-quality professionals to meet the long-term interest of our shareholders and to reward outstanding performance. Many of our competitors are larger and more established offshore drilling companies with greater financial resources. Consistent with our philosophy and objectives, we designed a compensation program which we believed to be competitive with companies with which we compete for talent and have evaluated the mix of compensation between fixed (annual base salary) and performance-based compensation (historically annual cash incentive and long-term incentive plan awards).

The components of our compensation program have historically included:

•	Annual Base Salary. The fixed cash component of our compensation program is used to attract and retain executives at levels intended to be competitive and to compensate executives for their day-to-day duties and responsibilities.

•	Annual Cash Incentive Awards. This component of our compensation program was an annual cash incentive payment based on our performance relative to the metrics established by the Compensation Committee and the individuals’ performance measured against his individual performance goals.

•	Time-vested Equity Awards. This component of our compensation program consists of time-vested equity awards designed to encourage retention and align the executives’ interest with our shareholders.

•	Performance-based Equity Awards. This component of compensation consists of performance-based equity awards and was designed to focus executives’ performance on our business and financial performance which would generate long-term shareholder value.

•	Other Benefits. This component of our compensation program has historically consisted primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on assignments outside their home country (including expatriate housing, schooling, home airfare and foreign taxes). However, we suspended further 401(k) plan matching contributions effective June 1, 2016 and took steps during 2016 to reduce or eliminate certain expatriate benefits, as further described below.

2016 Compensation Program

Due to the ongoing difficulties in the offshore drilling industry, the Compensation Committee determined that there would be no adjustments to the annual base salaries of the named executive officers for 2016. As well, all annual cash incentive plans remained suspended for 2016. To align the incentives of the named executive officers with the interests of our shareholders, the Compensation Committee determined it was appropriate to grant awards to our named executive officers under the Amended 2016 MIP (as defined below), as discussed elsewhere in this discussion and analysis. The Compensation Committee determined that it was both reasonable and in the Company’s best interests to provide the named executive officers with this type of compensation opportunity during 2016 in order to ensure that the executives were properly motivated to drive the Company’s turnaround efforts and related financial objectives.

Compensation Committee

Our Compensation Committee is responsible for determining the compensation of our directors and executive officers as well as establishing our compensation philosophies. The Compensation Committee operates independently of management and annually seeks advice from advisors as it believes is appropriate. The Compensation Committee reviews our compensation program, including the allocation of the respective components of compensation and operates pursuant to a written charter, which is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Compensation Committee Charter.” Pursuant to its charter, the Compensation Committee may, in its discretion and to the extent permissible by law, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee. The Compensation Committee reviews and approves the compensation and benefits for executive officers of the Company (other than the CEO), and reviews and recommends for approval by the Board the compensation and benefits of the CEO.

On February 10, 2016, upon the effectiveness of our Chapter 11 bankruptcy plan, the newly constituted Board of Directors appointed Messrs. Bonanno and Wells to the Compensation Committee. Mr. McCarty was appointed to the Compensation Committee, effective February 15, 2016. Mr. Wells serves as Chairman of the Compensation Committee.

Benchmarking of Compensation and Peer Group

The Compensation Committee did not establish a peer group in connection with making compensation decisions in respect of 2016 and did not engage in any formal benchmarking in determining 2016 executive compensation. The Compensation Committee may, from time to time, review current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries when it makes compensation-related decisions. In connection with its review, the Compensation Committee may consider the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources.

Compensation Consultant

The Compensation Committee retained Lyons, Benenson & Company Inc. (“Lyons, Benenson”) as its independent compensation consultant to advise on executive compensation arrangements and any related corporate governance matters. In 2016, Lyons, Benenson assisted the Compensation Committee in evaluating the Company’s current executive compensation arrangements and advised on new equity awards to the executive officers under the Amended 2016 MIP. In connection with providing these services, Lyons, Benenson reported directly to the Compensation Committee, and the Compensation Committee directly oversaw the engagement and work product from Lyons, Benenson and authorized the fees in connection with the services provided. Lyons, Benenson did not perform any other consulting services for the Company in 2016. The Compensation Committee is tasked with reviewing the independence of its compensation consultant on an annual basis, taking into account a number of factors, including the six factors articulated under applicable SEC guidance. For 2016, the Compensation Committee determined that Lyons, Benenson and its services to the Compensation Committee did not raise any conflicts of interest among the Compensation Committee, the Company, and management.

Role of Executive Officers in Compensation Decisions

The compensation of the named executive officers who were employed prior to or at the time of the effectiveness of our chapter 11 bankruptcy plan on February 10, 2016 was initially established pursuant to the terms of their respective employment agreements. The compensation of Messrs. Stewart, Cimino and Toma were negotiated individually with the Compensation Committee in connection with their respective hires. For 2016, no executive officer played a role in determining the amount or form of compensation paid to the Company’s executive officers, other than Mr. Toma, who provided input with respect to the equity portion of the compensation provided to the other executive officers.

Elements of our Compensation Program

As described above, there are five primary elements to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards and, with respect to executives based outside of their home countries, expatriate executive perquisites. These are described in greater detail below.

Annual Base Salary. During 2016, salary levels for individuals who were serving as executives of the Company at the time of the effectiveness of our chapter 11 bankruptcy plan on February 10, 2016 remained frozen at 2015 levels, consistent with compensation decisions that had been made during 2015 in response to the significant downturn in the industry and continued challenging conditions during that time. The annual base salaries for those named executive officers who were hired following the effectiveness of our chapter 11 bankruptcy plan on February 10, 2016 were individually negotiated between the executive and the Compensation Committee, taking into account the executive’s skills and experience, as well as the base salary levels of similarly-situated executives of the Company.

Annual Cash Incentive Awards. For 2016, as the Company continued its turnaround efforts, all executive officer annual cash incentive awards remained suspended. Accordingly, the named executive officers received no payments pursuant to any annual cash incentive award plans for 2016. The Company did, however, pay a one-time sign-on bonus to Mr. Toma during 2016.

Time-based and Performance-based Equity Awards.

Amended 2016 Management Incentive Plan

On February 10, 2016, the Company’s Board of Directors adopted and approved the Company’s new 2016 Management Incentive Plan (the “2016 MIP”) pursuant to which the Compensation Committee had the ability to grant awards to employees, directors and consultants of the Company, as determined by the Compensation Committee. Pursuant to the 2016 MIP, the Compensation Committee could grant awards in the form of stock options, restricted stock, restricted stock units or other awards of the Company, subject to vesting conditions determined by the Compensation Committee. No grants were made under the 2016 MIP.

On August 9, 2016, the Board of Directors approved an amendment and restatement of the 2016 MIP in order to better align the terms of the 2016 MIP with our overall business strategy and operational performance (the “Amended 2016 MIP”). The Board of Directors also approved form award agreements to be used for grants under the Amended 2016 MIP, including time-based and performance-based restricted stock units to acquire units of our stapled securities. Pursuant to such form award agreements, time-based restricted stock units vest ratably annually over a four-year period, and performance-based restricted stock units vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a “qualified liquidity event” or, if later, the seventh anniversary of the date the 2016 MIP became effective. Additional awards may be granted by the Compensation Committee as soon as reasonably practicable following the Company’s receipt of proceeds from an arbitration award issued in connection with the Company’s outstanding litigation matter with Petrobras, in an amount equal to 3.25% of the net proceeds (if any) received by the Company pursuant to such litigation.

On August 9, 2016, the Board of Directors, upon the Compensation Committee’s recommendation, approved a grant to Ihab Toma of 18,543 time-based and 43,266 performance-based restricted stock units to acquire units of our stapled securities under the Amended 2016 MIP in connection with his appointment as Chief Executive Officer of the Company, as more fully described in the section titled “Employment Agreements”. This grant became effective on August 29, 2016.

On August 24, 2016, the Compensation Committee approved additional grants of time-based and performance-based restricted stock units to acquire units of our stapled securities to certain executives of the Company, including certain of our named executive officers. Specifically, our named executive officers received grants in the amounts shown in the table below:

Name	Time- Based RSUs	Performance- Based RSUs
Douglas W. Halkett	8,928	20,832
Douglas G. Smith (1)	5,151	12,018

Douglas E. Stewart	5,151	12,018
William L. Thomson	4,121	9,615

(1)	Mr. Smith stepped down as Chief Financial Officer on September 21, 2016.

These grants became effective on August 29, 2016. On September 22, 2016, Mr. Cimino was appointed Chief Financial Officer of the Company. The Compensation Committee granted Mr, Cimino 5,151 time-based and 12,018 performance-based restricted stock units to acquire units of our stapled securities under the Amended 2016 MIP in connection with his appointment as Chief Financial Officer. The grants to Mr. Cimino became effective on September 22, 2016.

Severance and Other Termination Payments

Executive officers are entitled to receive severance benefits under the terms of their employment agreements. Prior to the effectiveness of our chapter 11 bankruptcy plan on February 10, 2016, certain of the named executive officers were subject to the Company’s change of control policy. The purpose of the change of control policy was to:

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

Employment Agreements. Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with our named executive officers (other than Messrs. Toma, Cimino and Stewart), each effective February 10, 2016. The Amended and Restated Employment Agreements provide for certain severance benefits, including the immediate vesting of all restricted share and option awards upon certain terminations or following a change of control (other than awards, if any, granted under the Amended 2016 MIP, which awards will be governed by the Amended 2016 MIP). In connection with their commencement of employment, Messrs. Toma, Cimino and Stewart each entered into employment agreements with us that provide for certain severance benefits upon certain terminations of employment. Additionally, certain of our named executive officers may be entitled to additional severance benefits in the event the officer is terminated following the change of control. More detailed information about the employment agreements and the possible payouts under the change of control policy is contained in “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”

Other Compensation Policies

Other Compensation. We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. We also provide certain of our executive officers with a limited number of perquisites which we believe are reasonable and competitive with other companies of our size in our industry. For certain executive officers, these include reimbursement for the cost of an annual physical, a car allowance, and/or certain housing expenses. The amounts paid to each of the Company’s named executive officers in respect of such benefits are shown in the “Other Compensation” column of the 2016 Summary Compensation Table.

Expatriate benefits. Employees, including named executive officers, who reside outside of their home country as part of their job responsibilities receive certain expatriate benefits that we believe are competitive with those of peer companies engaged in significant international operations. For expatriate named executive officers, these perquisites may include paid housing and utilities, use of a car (or a car allowance, depending on the location), payment or reimbursement of in-country taxes, an annual home leave flight allowance for the employee and eligible family members, school tuition expenses for their children, and for certain jurisdictions, a geographic coefficient. These expatriate benefits phase out over a period of time specified for certain of our international and domestic locations. In addition, we took steps during 2016 to reduce or eliminate certain expatriate benefits, either immediately or with respect to future years, including in-country tax benefits and geographic coefficients.

Compensation Policies and Risk Management. It is the responsibility of the Compensation Committee to ensure that the Company’s policies and practices related to compensation do not encourage excessive risk taking behavior. The Company believes that its current compensation policies and practices are not reasonably likely to have a material adverse effect on the Company and do not encourage excessive risk-taking behavior.

Conclusion. We believe that the levels of compensation and the balance between the elements of compensation are appropriate and provide a direct link to enhancing shareholder value, achieving our mission and business strategy, and advancing the other core principles of our compensation philosophy and objectives, including attracting, motivating and retaining the key talent needed to ensure our long-term success. We will continue to monitor current trends and issues in our competitive landscape and will modify our programs where appropriate.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total Compensation ($)
Ihab Toma (5) Chief Executive Officer	2016	162,632	30,000	1,483,440	—	30,739	1,706,811

Paul A. Bragg (6)	2016	139,596	—	—	—	12,599	152,195
Former Chief	2015	595,000	—	221,666	—	45,327	861,993
Executive Officer	2014	595,000	—	1,776,500	1,016,321	67,357	3,455,178

Thomas J. Cimino (7) Chief Financial Officer	2016	73,442		412,080	—	3,630	489,152

Douglas G. Smith (8)	2016	236,054	—	412,080	—	245,644	893,778
Former Chief Financial	2015	318,000	—	70,001	—	24,900	412,901
Officer	2014	318,000	—	561,000	442,703	29,934	1,351,637

Douglas W. Halkett	2016	435,514	—	714,240	—	84,878	1,234,632
Chief Operating	2015	430,000	—	116,666	—	255,925	802,591
Officer	2014	430,000	—	935,000	632,579	531,608	2,529,187

William L. Thomson	2016	285,000	—	329,680	—	41,832	656,512
Vice President -	2015	285,000	—	55,999	—	233,571	574,570
Marketing and Business Development	2014	285,000	—	448,800	336,946	528,363	1,599,109

Douglas E. Stewart (9) Vice President, General Counsel and Corporate Secretary	2016	155,654	—	412,080	—	8,400	576,134

(1)	The amounts set forth under the “Bonus” column reflect certain bonus amounts paid to the named executive officer other than pursuant to the terms of the Company’s annual cash incentive programs. For Mr. Toma, the amount shown for 2016 represents $30,000 paid by the Company as a sign-on bonus in connection with his hire as the Company’s Chief Executive Officer.
(2)	The amounts shown represent the grant date fair value of restricted share and, for 2016, restricted stock unit, awards calculated in accordance with FASB ASC Topic 718. The aggregate grant date fair value of the performance-based restricted stock unit awards granted during 2016 was determined to be $0 pursuant to FASB ASC Topic 718, taking into account the “probable” outcome of the applicable performance criteria. For detailed information on the assumptions used for purposes of valuing equity-based and option awards, please see “Note 6, Shareholder’s Equity” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The maximum value of the performance-based restricted stock units on the date of grant (assuming the maximum number of units (i.e., all units granted) will vest, and based on the fair market value of one unit of our stapled securities on the date of grant) for Messrs. Toma, Cimino, Smith, Halkett, Thomson, and Stewart was $3,461,280, $961,440, $961,440, $1,666,560, $769,200, and $961,440, respectively.
(3)	For 2014, reflects payments to each of Messrs. Bragg, Smith, Halkett, and Thomson, respectively, of (i) $566,321, $217,703, $332,579, and $217,221 made in March 2015 pursuant to a 2014 annual cash incentive program, and (ii) $450,000, $225,000, $300,000, and $140,000 pursuant to the 2013 MIP. Awards under these plans were made to each individual based on the achievement of certain strategic, financial, quality, health and safety, departmental and individual goals established for such individuals. No cash incentive or bonus payments were made to named executive officers in respect of 2015 or 2016.
(4)	Additional detail for 2016 “All Other Compensation” is provided in the table below:

Name	Schooling ($)	Housing ($)	Vehicle ($)	401(k) Contributions ($)	Home Airfare ($)	Amounts Paid in Connection With Taxes ($) (i)	Other Compensation ($)(ii)	Total ($)
Ihab Toma	—	30,739	—	—	—	—	—	30,739

Paul Bragg	—	—	4,223	8,376	—	—	—	12,599

Thomas J. Cimino	—	—	3,630	—	—	—	—	3,630

Douglas G. Smith	—	—	6,681	8,072	—	—	230,891	245,644

Douglas W. Halkett	—	1,759	17,144	7,938	27,326	30,711	—	84,878

William A. Thomson	20,000	—	9,000	7,235	—	5,597	—	41,832

Douglas E. Stewart	—	—	8,400	—	—	—	—	8,400

(i)	Includes tax preparation fees for each of Messrs. Halkett and Thomson in the amounts of $5,064 and $5,597, respectively. For Mr. Halkett, also represents $25,647 paid in respect of taxes he incurred during 2016 in respect of certain expatriate tax equalization benefits or similar arrangements. During 2016, Mr. Thomson reimbursed the Company for personal tax liabilities related to previous years, and as a result he incurred a loss in his 2016 compensation of approximately $34,915, which loss is not reflected in the table above.
(ii)	For Mr. Smith, represents severance amounts paid by the Company during 2016, which includes $102,468 paid as consideration for the cancellation of his performance-based restricted stock units.

(5)	Mr. Toma was appointed Chief Executive Officer effective August 29, 2016.
(6)	Effective March 21, 2016, Mr. Bragg resigned as a named executive officer of the Company. Any severance benefits potentially owing to Mr. Bragg are the subject of arbitration between the Company and Mr. Bragg.
(7)	Mr. Cimino was appointed Chief Financial Officer effective September 22, 2016.
(8)	Effective September 21, 2016, Mr. Smith stepped down as Chief Financial Officer.
(9)	Mr. Stewart was appointed Vice President, General Counsel, and Secretary effective June 9, 2016.

Employment Agreements

Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into the Amended and Restated Employment Agreements with our named executive officers (other than Messrs. Toma, Cimino and Stewart), each effective February 10, 2016. The Amended and Restated Employment Agreements supersede the employment agreements such named executive officers had in place with the company prior to February 10, 2016. We entered into the Amended and Restated Employment Agreements primarily for purposes of updating certain terms of our prior arrangements with such named executive officers, including modifications (i) to comply with changes in law, and (ii) to clarify certain terms and definitions. In connection with his separation from the Company, we terminated Mr. Bragg’s Amended and Restated Employment Agreement effective March 21, 2016. In connection with his separation from the Company, Mr. Smith’s Amended and Restated Employment Agreement was terminated effective September 21, 2016.

The Amended and Restated Employment Agreements provide, in accordance with our existing salary structure and incentive compensation plans, Messrs. Smith, Halkett and Thomson are entitled to annual base salaries of $318,000, $430,000 and $285,000, respectively, with target annual cash incentive awards equal to 75%, 80% and 70%, of their respective salaries. For 2016, due to ongoing market conditions, the Compensation Committee suspended annual cash incentive awards.

Subject to adjustments based on market conditions and industry compensation trends, each of the Amended and Restated Employment Agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $1,250,000 to Mr. Halkett and $712,500 to Mr. Thomson. In lieu of making such recommendation, the Compensation Committee granted equity awards pursuant to the Amended 2016 MIP as described above.

The term of each of the Amended and Restated Employment Agreements is subject to automatic extension for an additional one-year period on each anniversary of such agreement, unless either party gives notice of non-renewal at least 90 days before the renewal date.

Under the terms of the Amended and Restated Employment Agreements, each of our named executive officers is prohibited from competing with us or soliciting any of our customers or employees for a period of time following the termination of his employment, the duration of which is based on the circumstances of termination. Additionally, each of the Amended and Restated Employment Agreements provides that upon “retirement” (as such term is defined in the Amended and Restated Employment Agreements), all stock awards granted to the applicable executive through the date of retirement shall vest immediately (other than awards granted under the Amended 2016 MIP, which awards will be governed by the Amended 2016 MIP and the applicable award agreements).

On May 10, 2016, we entered into an employment agreement with Mr. Douglas E. Stewart, in connection with the appointment of Mr. Stewart to the position of Vice President, General Counsel and Corporate Secretary of the Company, to be effective on June 9, 2016. His employment agreement has an initial term expiring on June 9, 2017 and provides for an annual base salary of $285,000 with an annual target bonus, beginning in fiscal year 2017, of no less than 75% of Mr. Stewart’s annual base salary. The other terms of Mr. Stewart’s employment agreement are substantially the same as those in the Amended and Restated Employment Agreements. As contemplated in his employment agreement, on August 24, 2016, the Compensation Committee approved a grant to Mr. Stewart consisting of 5,151 time-based restricted stock units and 12,018 performance-based restricted stock units to acquire units of our stapled securities under the Amended 2016 MIP. This grant became effective on August 29, 2016.

On August 9, 2016, we entered into an employment agreement with Mr. Ihab Toma in connection with his appointment as Chief Executive Officer of the Company (the “Employment Agreement”), which became effective as of August 29, 2016 (the “Employment Effective Date”). The initial term of the Employment Agreement is two years from the Employment Effective Date, subject to automatic one-year renewals thereafter. The initial two-year term, and any subsequent annual renewal terms, may end earlier in accordance with the terms of the Employment Agreement.

Pursuant to the Employment Agreement, Mr. Toma receives an annual base salary of $500,000, and has the opportunity to earn an annual bonus based on his and/or our achievement of certain performance criteria established by the Compensation Committee. For each fiscal year beginning with our 2017 fiscal year, Mr. Toma’s target annual bonus opportunity will be equal to 100% of his annual base salary (the “Target Annual Bonus”), subject to a maximum annual bonus payout equal to 200% of his base salary. For our 2016 fiscal year, Mr. Toma was eligible to receive a pro-rated annual bonus, based on the actual achievement of the applicable performance criteria, and pro-rated for the number of days Mr. Toma was employed by us during the Company’s 2016 fiscal year. Mr. Toma will also receive a housing allowance of $7,500 per month for up to three years following the Employment Effective Date.

In connection with his appointment to the position of Chief Executive Officer, the Board of Directors, upon the Compensation Committee’s recommendation, approved a grant to Mr. Toma under the Amended 2016 MIP consisting of 43,266 performance-based restricted stock units to acquire units of our stapled securities (the “Performance-Based Awards”) that vest based on the Company’s “total enterprise value” (as defined in the applicable award agreement), as measured on the first to occur of either (i) a “qualified liquidity event” (as defined in the applicable award agreement); or (ii) February 10, 2023. Upon certain terminations of employment, a portion of the Performance-Based Awards will remain eligible to vest based on future performance. The Board of Directors also approved a grant under the Amended 2016 MIP consisting of 18,543 time-based restricted stock units to acquire units of our stapled securities (the “Time-Based Awards”) that vest ratably on each of the first four anniversaries of the effective date of the Company’s plan of reorganization, subject to Mr. Toma’s continuous employment with us on each applicable vesting date. Upon a qualified liquidity event, the unvested portion (if any) of the Time-Based Awards will vest. The Performance-Based Awards and Time-Based Awards became effective on the Employment Effective Date.

If we terminate Mr. Toma’s employment without “cause” or if Mr. Toma resigns his employment for “good reason” (as those terms are defined in the Employment Agreement, and in either case, a “Qualifying Termination”), Mr. Toma will be eligible to receive an amount equal to two times the sum of (i) his annual base salary plus (ii) his Target Annual Bonus, payable in equal installments over a two-year period following the termination date. In the event of an “anticipatory termination” within six months prior to a “change of control” (as those terms are defined in the Employment Agreement) or a Qualifying Termination within two years following a change of control, Mr. Toma will be eligible to receive one year of outplacement assistance and an amount equal to three times the sum of (i) his annual base salary plus (ii) his “average bonus amount” (as defined in the Employment Agreement, and which generally means the average of any annual bonuses paid or payable during the three-year period prior to occurrence of the change of control (but no less than his Target Annual Bonus for any such year)). In the event of Mr. Toma’s death or “disability” (as defined in the Employment Agreement), he will be eligible to receive a pro-rated annual bonus, based on the actual achievement of the applicable performance criteria, and pro-rated for the number of days Mr. Toma was employed with the Company during the Company’s applicable fiscal year. In order to receive any of the severance benefits described above, Mr. Toma must execute a valid release of claims in favor of the Company.

Pursuant to the Employment Agreement, Mr. Toma has agreed to indefinite confidentiality and non-disparagement obligations. The Employment Agreement also provides that Mr. Toma will not compete with us or solicit our customers or employees, in any case during his employment with us or for a period of one year thereafter. This period increases to two years in the case of Mr. Toma’s retirement from the Company and, in the case of the non-competition provision, is also extended to coincide with his continued receipt of severance benefits (for a period of up to two years following the termination of his employment with us).

On September 22, 2016, we entered into an employment agreement with Mr. Cimino (the “Cimino Employment Agreement”). The terms of the Cimino Employment Agreement are substantially similar to those of the Toma Employment Agreement, except that Mr. Cimino serves as our Chief Financial Officer with an annual base salary of $285,000, and, beginning with the Company’s 2017 fiscal year, will have a target annual bonus opportunity equal to 75% of his annual base salary, and his applicable severance multiple is equal to one-times its applicable severance component. Pursuant to the Cimino Employment Agreement, Mr. Cimino has agreed to indefinite confidentiality and non-disparagement obligations. The Cimino Employment Agreement also provides that Mr. Cimino will not compete with us or solicit our customers or employees, in any case during his employment or for a period of one year thereafter. This period increases to two years in the case of Mr. Cimino’s retirement.

In connection with his appointment as Chief Financial Officer of the Company, the Compensation Committee approved a grant to Mr. Cimino under the Amended 2016 MIP on terms substantially similar to those of Mr. Toma’s Performance-Based Awards and Time-Based Awards, except that Mr. Cimino received 12,018 performance-based restricted stock units and 5,151 time-based restricted stock units.

Grants of Plan Based Awards Table

The following table provides information with respect to equity-based grants made during fiscal year 2016 to the named executive officers.

Name	Grant Date	Threshold (#)	Target (#)	Maximum (#) (1)	All other stock awards: Number of shares of stock or units (#) (2)	Grant date fair value of stock and option awards ($) (3)
Ihab Toma	8/29/2016	—	—	—	18,543	1,483,440
Ihab Toma	8/29/2016	4,327	—	43,266	—	—
Thomas J. Cimino	9/22/2016	—	—	—	5,151	412,080
Thomas J. Cimino	9/22/2016	1,202	—	12,018	—	—
Douglas E. Stewart	8/24/2016	—	—	—	5,151	412,080
Douglas E. Stewart	8/24/2016	1,202	—	12,018	—	—
Douglas W. Halkett	8/24/2016	—	—	—	8,928	714,240
Douglas W. Halkett	8/24/2016	2,083	—	20,832	—	—
William L. Thomson	8/24/2016	—	—	—	4,121	329,680
William L. Thomson	8/24/2016	962	—	9,615	—	—
Douglas G. Smith	8/24/2016	—	—	—	5,151	412,080
Douglas G. Smith	8/24/2016	1,202	—	12,018	—	—

(1)	Represents the maximum number of performance-based restricted stock units granted during 2016, which are eligible to vest based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a “qualified liquidity event” or, if later, February 10, 2023. There is no “target” level associated with these awards; rather, achievement at levels between threshold and maximum will be linearly interpolated between relevant points. In connection with Mr. Smith’s separation from the Company, his time-based restricted stock units were cancelled, and he received $102,468 as consideration for the cancellation of his performance-based restricted stock units.
(2)	Represents the number of time-based restricted stock units granted during 2016, which vest ratably on each of the first four anniversaries of February 10, 2016.
(3)	The amounts shown represent the grant date fair value of the restricted stock units granted during 2016, calculated in accordance with FASB ASC Topic 718. The aggregate grant date fair value of the performance-based restricted stock units, taking into account the “probable outcome” of the applicable performance criteria, was determined to be $0 pursuant to FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing equity-based awards, please see “Note 6, Shareholder’s Equity” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Outstanding Equity Awards at Year End

The following table provides information with respect to the status as of December 31, 2016 of all unvested restricted stock unit awards held by each of the named executive officers.

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Ihab Toma	18,543	—	—	1,789,400
Ihab Toma	—	4,327	417,555	—
Thomas J. Cimino	5,151	—	—	497,072
Thomas J. Cimino	—	1,202	115,993	—
Douglas E. Stewart	5,151	—	—	497,072
Douglas E. Stewart	—	1,202	115,993	—
Douglas W. Halkett	8,928	—	—	861,552
Douglas W. Halkett	—	2,083	201,010	—
William L. Thomson	4,121	—	—	397,677
William L. Thomson	—	962	92,833	—
Douglas G. Smith	—	—	—	—
Douglas G. Smith	—	—	—	—

(1)	Time-based restricted stock units granted to our named executive officers vest ratably on each of the first four anniversaries of February 10, 2016. For Messrs. Toma, Cimino, Stewart, Halkett, and Thomson, respectively, there are 18,543; 5,151; 5,151; 8,928; and 4,121unvested time-based restricted stock units outstanding, 25% of which vested on February 10, 2017.
(2)	Performance-based restricted stock units granted to our named executive officers vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a “qualified liquidity event” or, if later, February 10, 2023. The minimum percentage of performance-based restricted stock units that are eligible at the threshold level of achievement is 10 percent of the restricted stock unit grants, and the maximum number is 100 percent of the restricted stock units granted. For Messrs. Toma, Cimino, Stewart, Halkett, and Thomson, respectively, there were 43,266; 12,018; 12,018; 20,832; and 9,615 performance-based restricted stock units eligible to vest.
(3)	The market value of unearned performance-based restricted stock units is equal to the number of unvested performance-based restricted that would be eligible to vest as a result of “threshold” level of achievement of the applicable performance criteria (i.e., 10% of the number of performance-based restricted stock units granted) times $96.50, the fair market value of one unit of our stapled securities on December 30, 2016, based on broker-assisted trades.
(4)	The market value of time-based restricted stock units granted is equal to the number of unvested time-based restricted stock units times $96.50, the fair market value of one unit of our stapled securities on December 30, 2016, based on broker-assisted trades.

Due to the significant decline in the value of Vantage Drilling Company’s stock, vesting of the time-based and performance-based awards previously granted under Vantage Drilling Company’s equity incentive plan(s) was suspended in connection with its bankruptcy proceedings. The remaining shares granted under such plan(s) are subject to Vantage Drilling Company’s liquidation proceedings in the Cayman Islands. Accordingly, such awards are not reflected as “outstanding” in the table above.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause, or in the event of a change of control, each as of December 31, 2016, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination

Compensation Type	Paul A. Bragg (1)	Douglas G. Smith (2)	Douglas W. Halkett	William L. Thomson	Ihab Toma	Thomas J. Cimino	Douglas E. Stewart
Salary (3)	$1,785,000	$636,000	$860,000	$285,000	$1,000,000	$285,000	$285,000
Annual Bonus (3)	$1,785,000	$477,000	$688,000	$199,500	$1,000,000	$213,750	$213,750
Accelerated Vesting of Equity Awards (4)	$—	$—	$—	$—	$—	$—	$—

	$3,570,000	$1,113,000	$1,548,000	$484,500	$2,000,000	$498,750	$498,750

Termination Following a Change of Control

Salary (5)	$—	$—	$1,290,000	$285,000	$1,500,000	$285,000	$285,000
Annual Bonus (5)	$—	$—	$1,032,000	$199,500	$1,500,000	$213,750	$213,750
Accelerated Vesting of Equity Awards (6)	$—	$—	$861,552	$397,677	$1,789,400	$497,072	$497,072

	$—	$—	$3,183,552	$882,177	$4,789,400	$995,822	$995,822

(1)	Effective March 21, 2016, Mr. Bragg resigned as a named executive officer of the Company. Severance benefits potentially owing to Mr. Bragg are the subject of arbitration between the Company and Mr. Bragg, and the amounts shown for him in the table above represent the amounts provided for under his employment agreement.
(2)	Effective September 21, 2016, Mr. Smith stepped down as Chief Financial Officer and received the severance benefits provided for under his employment agreement.
(3)	Reflects payments equal to three years of annual salary and target annual bonus in the case of Mr. Bragg, two years of annual salary and target annual bonus in the case of Messrs. Smith, Halkett, and Toma, and one year of annual salary and target annual bonus in the case of Messrs. Thomson, Cimino and Stewart.
(4)	Pursuant to the applicable award agreements under the Amended 2016 MIP, upon the occurrence of a termination of services for any reason, all unvested time-based restricted stock units will be forfeited and cancelled. Upon a termination by the Company without cause or by the named executive officer for good reason, a pro-rated portion of the performance-based restricted stock units would remain eligible to vest upon the first to occur of a qualified liquidity event or February 10, 2023, based on the multiple of “total enterprise value” of the Company measured as of applicable vesting date. The table above assumes that (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), on the applicable vesting date, the multiple of “total enterprise value” would fall below the “threshold” level of achievement, and therefore no value is included in table above in respect of accelerated vesting of performance-based restricted stock units.
(5)	Reflects payments equal to three years of annual salary and target annual bonus for Messrs. Halkett and Toma, and one year of salary and target annual bonus for Messrs. Thomson, Cimino and Stewart, payable pursuant to the terms of their respective employment agreements.
(6)	Pursuant to the applicable award agreements, time-based restricted stock units granted to the named executive officers during 2016 will vest immediately upon a qualified liquidity event, as defined in the Amended 2016 MIP. The value shown in respect of the accelerated vesting of the time-based restricted stock units represents the number of unvested restricted stock units times $96.50, the fair market value of one unit of our stapled securities on December 30, 2016, based on broker-assisted trades. If a qualified liquidity event had occurred on December 31, 2016, all of the named executive officers’ performance-based units would have vested based on the multiple of “total enterprise value” of the Company measured as of December 31, 2016. The table above assumes that, as of December 31, 2016 (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), the multiple of “total enterprise value” of the Company would have fallen below the “threshold” level of achievement, and therefore no value is included in the table above in respect of accelerated vesting of the performance-based restricted stock units.

Pursuant to the Amended and Restated Employment Agreements, and pursuant to Mr. Stewart’s employment agreement, upon a termination without “cause” or by the executive for “good reason”, the named executive officers are eligible to receive severance payments based on a multiple of the applicable executive officer’s base salary and target annual bonus for the year of termination. Cash payments are payable in accordance with the Company’s regular payroll cycle over the applicable severance period, except in the case of a termination in connection with a change of control, in which case the payments are made in a lump sum within sixty days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary, bonus and the value of any equity awards. In the event of an executive’s disability, his employment will continue for one year from the date of disability. In addition, assuming the employment of any of our named executive officers was to be terminated “without cause”, for “good reason”, or “constructive[ly] terminated without cause”, or in the event of a “change of control” (as each such term is defined in the employment agreements), they would be entitled to accelerated vesting of all options and share awards (other than awards, if any, granted under the 2016 MIP, which awards will be governed by the 2016 MIP).

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

If we terminate Mr. Toma’s employment without “cause” or if Mr. Toma resigns his employment for “good reason” (as those terms are defined in his employment agreement, and in either case, a “Qualifying Termination”), Mr. Toma will be eligible to receive an amount equal to two times the sum of (i) his annual base salary plus (ii) his target annual bonus, payable in equal installments over a two-year period following the termination date. In the event of an “anticipatory termination” within six months prior to a “change of control” (as those terms are defined in the employment agreement) or a Qualifying Termination within two years following a change of control, Mr. Toma will be eligible to receive one year of outplacement assistance and an amount equal to three times the sum of (i) his annual base salary plus (ii) his “average bonus amount” (as defined in the employment agreement, and which generally means the average of any annual bonuses paid or payable during the three-year period prior to occurrence of the change of control (but no less than his target annual bonus for any such year)). In the event of Mr. Toma’s death or “disability” (as defined in the employment agreement), he will be eligible to receive a pro-rated annual bonus, based on the actual achievement of the applicable performance criteria, and pro-rated for the number of days Mr. Toma was employed with the Company during the Company’s applicable fiscal year. In order to receive any of the severance benefits described above, Mr. Toma must execute a valid release of claims in favor of the Company. The employment agreement provides that Mr. Toma will not compete with us or solicit our customers or employees, in any case during his employment with us or for a period of one year thereafter. This period increases to two years in the case of Mr. Toma’s retirement from the Company and, in the case of the non-competition provision, is also extended to coincide with his continued receipt of severance benefits (for a period of up to two years following the termination of his employment with us).

Mr. Cimino’s employment agreement provides for severance benefits that are substantially similar to those that Mr. Toma would receive, except that Mr. Cimino his applicable severance multiple is equal to one-times its applicable severance component. Mr. Cimino’s provides that he will not compete with us or solicit our customers or employees, in any case during his employment or for a period of one year thereafter. This period increases to two years in the case of Mr. Cimino’s retirement.

Director Compensation

The members of the Company’s current Board of Directors were each elected as directors effective February 10, 2016, upon the effectiveness of the Company’s Chapter 11 bankruptcy plan The Board of Directors has approved compensation for independent board members consisting of $133,333 of annual cash compensation and $66,667 of annual stock awards. Additionally, each independent board member shall receive $2,000 for each board or committee meeting attended in-person and $1,000 for each board or committee meeting attended telephonically. The Chairman of the Board of Directors will receive an additional $50,000 of annual cash consideration and the Chairman of the Audit Committee and Chairman of the Compensation Committee will each receive an additional $10,000 of annual cash consideration. The cash consideration will be paid quarterly in arrears. The board members currently determined to be independent for purposes of receiving compensation are Messrs. Bates, Ikaheimonen, Larsen, and Wells.

All of the directors are reimbursed for reasonable, necessary and documented travel, subsistence, and other related expenses incurred in connection with the performance of their official board duties.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)_	Total ($)
Thomas R. Bates, Jr.	132,712	66,667	199,379
Esa Ikaheimonen	107,247	66,667	173,914
Nils E. Larsen	99,881	66,667	166,548
L. Spencer Wells	103,247	66,667	169,914
Matthew W. Bonanno	—	—	—
Scott McCarty	—	—	—
Steinar Thomassen	34,500	—	34,500
Steven M. Bradshaw	43,750	—	43,750
T.K. Ong	40,000	—	40,000
Robert Grantham	42,000	—	42,000
Duke R. Ligon	42,500	—	42,500
Jorge Estrada	5,000	—	5,000
Marcelo Guiscardo	45,500	—	45,500
John C. G. O’Leary (2)	—	—	—

(1)	The amounts shown represent the grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. During 2016, the independent directors of the Company received annual grants of restricted stock units with a grant date value equal to $66,667.
(2)	For amounts paid to Mr. O’Leary during 2016 pursuant to his consulting arrangement with Vantage Drilling Company, see Item 13 below.

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
Matthew W. Bonanno
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

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 27, 2017, except as noted below, by (i) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (ii) each director, nominee for director and named executive officer, and (iii) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 27, 2017.

Name of beneficial owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
Anchorage Funds(3)	1,337,235	26.74%
York Funds(4)	759,439	15.19%
Vantage Drilling Company(5)	655,094	13.10%
Q Funds(6)	399,162	7.98%
Knighthead Funds(7)	361,582	7.23%
Directors and named executive officers:
Thomas R. Bates, Jr.	—	—
Matthew W. Bonanno (8)	—	—
Esa Ikaheimonen	—	—
Nils E. Larsen	—	—
Scott McCarty (9)	—	—
L. Spencer Wells	—	—
Ihab Toma	—	—
Thomas J. Cimino	—	—
Douglas W. Halkett	—	—
Douglas E. Stewart	—	—
William L. Thomson	—	—
Linda J. Ibrahim	—	—
All directors and executive officers as a group (12 persons)	—	—

(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.
(2)	Based on 5,000,053 ordinary shares outstanding as of April 27, 2017. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)	Includes (i) 15,306 ordinary shares held of record by PCI Fund LLC (“PCI”) and (ii) 1,321,929 ordinary shares held of record by Anchorage Capital Master Offshore, Ltd. (“ACMO” and, together with PCI, the “Anchorage Funds”). Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Capital Group”), the investment advisor to the Anchorage Funds. Mr. Kevin Ulrich (“Mr. Ulrich”) is the Chief Executive Officer of Capital Group and the senior managing member of Management. Management, Capital Group and Mr. Ulrich may be deemed to beneficially own the ordinary shares held by the Anchorage Funds. Management, Capital Group and Mr. Ulrich each disclaims beneficial ownership of such ordinary shares except to the extent, if any, of its or his pecuniary interests therein. The business address for each of the funds named in this footnote 3 is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.
(4)

Includes (i) 251,551 ordinary shares held of record by York Global Finance BDH, LLC; (ii) 176,755 ordinary shares held of record by York Credit Opportunities Investments Master Fund, L.P.; (iii) 171,014 ordinary shares held of record by York Credit Opportunities Fund, L.P.; (iv) 4,351 ordinary shares held of record by Jorvik Multi-Strategy Master Fund, L.P.; (v) 79,496 ordinary shares held of record by York Multi-Strategy Master Fund, L.P.; (vi) 47,030 ordinary shares held of record by York Capital Management, L.P.; (vii) 10,000 ordinary shares held by York European Focus Master Fund, L.P.; and (viii) 19,242 ordinary shares held by York European Opportunities Investments Master Fund, L.P. The manager of York Global Finance BDH, LLC is York Global Finance Manager, LLC. The general partner of York Credit Opportunities Investments Master Fund, L.P. and York Credit Opportunities Fund, L.P. is York Credit Opportunities Domestic Holdings, LLC. The general partner of Jorvik Multi-Strategy Master Fund, L.P., York Multi-Strategy Master Fund, L.P. and York Capital Management, L.P. is Dinan Management, L.L.C. The general partner of York European Focus Master Fund, L.P. is York European Focus Domestic Holdings, LLC and the general partner of York European Opportunities Investments Master Fund, L.P. is York European Opportunities Domestic Holdings, LLC. The managing member or senior managing member, as the case may be, of each of the managers or general partners, as applicable, of the funds described in this footnote 4 is York Capital Management Global Advisors, LLC. James G. Dinan is the chairman and controls York Capital Management Global Advisors, LLC. York Global Finance Manager, LLC, York Credit Opportunities Domestic Holdings, LLC, Dinan Management, L.L.C., York European Focus Domestic Holdings, LLC, York European Opportunities Domestic Holdings, LLC, York Capital Management Global Advisors, LLC, and James G. Dinan may be deemed to beneficially own the ordinary shares held by the respective fund over which they serve as manager, general partner, investment manager or investment advisor, as the case may be. York Global Finance Manager, LLC, York Credit Opportunities Domestic Holdings, LLC, Dinan Management, L.L.C., York European Focus Domestic Holdings, LLC, York European Opportunities Domestic Holdings, LLC, York Capital Management Global Advisors, LLC, and James G. Dinan, as the case may be, each disclaim beneficial ownership of such ordinary shares except to the extent of their pecuniary interests therein. A partner of York Capital Management Global Advisors, LLC, Matthew W. Bonanno, is currently on the board of directors of Vantage Drilling International. Representatives of York Capital Management Global Advisors, LLC, Meghan Force and Richard Swanson, are currently on the liquidation committee for Vantage Drilling Company on behalf of York Global Finance BDH, LLC. The business address for each of the funds named in this footnote 4 is 767 5th Avenue, 17th Floor, New York, NY 10153.
(5)	The business address of Vantage Drilling Company is c/o KPMG, P.O. Box 493, Century Yard, Cricket Square, Grand Cayman KY1-1106, Cayman Islands.
(6)	Includes 176,517 ordinary shares held of record by Q Global Capital Management, L.P. (“QGCM”), on behalf of Q5-R5 Trading Ltd. (“Q5”) pursuant to an investment management agreement; pursuant to such agreement, QGCM has sole voting and dispositive power of Q5’s shares, and Q5 has no beneficial ownership of such shares; QGCM is controlled by its general partner, Q Global Advisors, LLC, which is controlled by Geoffrey P. Raynor; (ii) 8,917 ordinary shares held of record by Amalgamated Gadget, L.P. (“Amalgamated”) for and on behalf of L3, Ltd. (“L3”) pursuant to an investment management agreement; pursuant to such agreement, Amalgamated has sole voting and dispositive power of L3’s shares, and L3 has no beneficial ownership of such shares; Amalgamated is controlled by its general partner, Scepter Holdings, Inc. (“Scepter”), which is controlled by Geoffrey P. Raynor; (iii) 15,888 ordinary shares held of record by Prufrock Offshore, L.P. (“Prufrock Offshore”) for and on behalf of R3, Ltd. (“R3”) pursuant to an investment management agreement; pursuant to such agreement, Prufrock Offshore has sole voting and dispositive power of R3’s shares, and R3 has no beneficial ownership of such shares; Prufrock Offshore is controlled by its general partner, J Alfred Offshore, LLC, which is controlled by Geoffrey P. Raynor; (iv) 22,765 ordinary shares held of record by Worldwide Sprockets, L.P. (“Sprockets”) for and on behalf of R4, Ltd. (“R4”) pursuant to an investment management agreement; pursuant to such agreement, Sprockets has sole voting and dispositive power of R4’s shares, and R4 has no beneficial ownership of such shares; Sprockets is controlled by its general partner, Excalibur Worldwide, LLC, which is controlled by Geoffrey P. Raynor; (v) 33,730 ordinary shares held of record by Star Spangled Sprockets, L.P. (“SSS”) as general partner of Q4 Funding, L.P. (“Q4”); the general partner of SSS is Excalibur Domestic, LLC, which is controlled by Geoffrey P. Raynor; (vi) 7,263 ordinary shares held of record by Prufrock Onshore, L.P. (“Prufrock Onshore”) as general partner of Q Funding III, L.P. (“Q3”); the general partner of Prufrock Onshore is J Alfred Onshore, LLC, which is controlled by Geoffrey P. Raynor; (vii) 131,207 ordinary shares held of record by Scepter as general partner of Acme Energized, L.P (“Acme Energized”); and (viii) 2,018 ordinary shares held of record by Q Employees, LLC (“Q Employees”), as general partner of Acme Employees, L.P. (“Acme Employees”); which is controlled by Geoffrey Raynor.

Renegade Swish, LLC, an affiliate of each of the funds named in this footnote 6, employs a current member of the Board of Directors of Vantage Drilling International, Mr. Scott McCarty, and also previously employed Mr. Robert Tamburrino, the former Chief Restructuring Officer of Vantage Drilling International. The business address of each of the beneficial owners named in this footnote 6 is 301 Commerce Street, Suite 3200, Fort Worth, Texas 76102.

(7)	Includes (i) 26,614 ordinary shares held of record by Knighthead Annuity and Life Assurance Company (“Knighthead Annuity”) on whose behalf, its investment advisor, Knighthead Capital Management, LLC (“Knighthead Capital”), has full discretion to make investment decisions; (ii) 27,341 ordinary shares held of record by Knighthead (NY) Fund, LP (“Knighthead NY”) of which Knighthead (NY) GP, LLC (“Knighthead NY GP”) is the general partner; and (iii) 307,627 ordinary shares held of record by Knighthead Master Fund LP (“Knighthead Master” and, together with Knighthead Annuity and Knighthead NY, the “Knighthead Funds” ) of which Knighthead GP, LLC (“Knighthead GP”) is the general partner. Knighthead Capital is the investment advisor for the Knighthead Funds, and the managing members of Knighthead Capital are Thomas Wagner and Ara Cohen (collectively the “Knighthead Managers”). Knighthead Capital, Knighthead NY GP, Knighthead GP, and each of the Knighthead Managers may be deemed to beneficially own the ordinary shares held by the respective fund over which they serve as investment advisor or general partner, as the case may be. Knighthead Capital, Knighthead NY GP, and Knighthead GP, as the case may be, disclaim beneficial ownership of such ordinary shares. The business address for each of the Knighthead Funds is 1140 Avenue of the Americas, 12th Floor, New York, NY 10036.
(8)	Does not include 759,439 ordinary shares held by the York Funds. Mr. Bonanno, a partner of York Capital Management Global Advisors, LLC, is currently on the Board of Directors of Vantage Drilling International. Mr. Bonanno disclaims beneficial ownership of any ordinary shares owned directly or indirectly by the York Funds.

(9)	Does not include 399,162 ordinary shares held by the Q Funds. Mr. McCarty, a current member of our Board of Directors, is employed by Renegade Swish LLC, an affiliate of each of the Q Funds listed in footnote 6. Mr. McCarty disclaims beneficial ownership of any ordinary shares owned directly or indirectly by the Q Funds.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	142,695	N/A	200,689
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	200,689

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

In the ordinary course of our business, we may enter into transactions with our directors, officers and 5% or greater shareholders.

Consulting Agreement with John C.G. O’Leary

In May 2012, Vantage Drilling Company entered into a consulting agreement with Strand Energy, which is owned by John C.G. O’Leary. Mr. O’Leary was a member of Vantage Drilling Company’s Board of Directors until the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016. We assumed the obligations under this consulting agreement effective as of February 10, 2016. Pursuant to the terms of this agreement, Strand Energy provides us with consulting services to the offshore oil and gas markets, and we pay Strand Energy a monthly consulting fee of $30,000. Additionally, under the terms of the consulting agreement, Mr. O’Leary was entitled to participate in our benefit and executive compensation programs, and Mr. O’Leary was eligible to receive a transaction fee equal to 1.0% of the value of any transaction he originates or to which he significantly contributes, subject to a final determination by the Board of Directors. The consulting agreement with Strand Energy was terminated on April 30, 2016.

The Shareholders Agreement

On February 10, 2016, the Company entered into the Shareholders Agreement (the “Shareholders Agreement”) by and between the Company and the Shareholders (as defined therein). The Shareholders Agreement sets forth the size and composition of the Board and places certain limitations on what actions can be taken by the Board without the affirmative vote of the holders of a majority of the outstanding Ordinary Shares not held by Vantage Drilling Company. The Shareholders Agreement provides the parties thereto with certain information and inspection rights. The Shareholders Agreement places certain restrictions on the transferability of the Company’s shares and also provides that the shares are subject to the tag rights, drag rights, preemptive rights and registration rights set forth or referenced therein.

Advisory Services Letter with Renegade Swish, LLC (an affiliate of Q Investments)

Vantage Energy Services, Inc., one of our wholly-owned subsidiaries, had entered into an Advisory Services Letter with Renegade Swish, LLC (an affiliate of Q Investments) dated April 7, 2016 in which Renegade Swish had agreed to provide to us the services of Mr. Tamburrino on an interim basis as our Chief Restructuring Officer. We agreed to pay Renegade Swish an hourly rate of $765 for Mr. Tamburrino’s services and to reimburse Renegade Swish for all reasonable third party reimbursable expenses.

Mr. McCarty, a current member of our Board of Directors, is also employed by Renegade Swish, LLC.    Effective June 23, 2016, Mr. Tamburrino resigned as Chief Restructuring Officer and from the office of the Chief Executive Officer and all other offices of the Company and its subsidiaries.

Registration Rights Agreement

On February 10, 2016, in connection with the effectiveness of our Chapter 11 bankruptcy plan, we entered into a registration rights agreement with certain of our holders (the “Registration Rights Agreement”), which provides the holders party thereto certain registration rights. Certain of the holders party to the Registration Rights Agreement are affiliates of Renegade Swish, LLC, which employs both a current member of the Board of Directors of the Company, Mr. Scott McCarty, and the Chief Restructuring Officer of the Company, Mr. Robert Tamburrino. The managing member or senior managing member of certain other holders party to the Registration Rights Agreement is York Capital Management Global Advisors, LLC. A partner of York Capital Management Global Advisors, LLC, Matthew W. Bonanno, is currently on the Board of Directors of the Company.

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

VDC Registration Rights Agreement

In connection with the effectiveness of our Chapter 11 bankruptcy plan, the Company committed to enter into a registration rights agreement with Vantage Drilling Company providing for the filing by the Company of a registration statement relating to the Company’s ordinary shares issued to Vantage Drilling Company upon emergence from bankruptcy on account of the secured promissory note previously issued to Vantage Drilling Company in the course of the restructuring process (the “VDC Shares”).

On April 26, 2017, we entered into a registration rights agreement with Vantage Drilling Company and the joint official liquidators thereof (the “VDC Registration Rights Agreement”). The VDC Registration Rights Agreement provides for the registration of the VDC Shares and requires the Company to file a shelf registration statement on or prior to the ninetieth day following the date of such agreement. The Company has agreed to pay all registration expenses under the VDC Registration Rights Agreement and agreed to indemnify Vantage Drilling Company against certain liabilities.

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

Independent Public Accountant Fees

BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm for the years ended December 31, 2015 and 2016. BDO billed the fees set forth below:

Fees	Year Ended December 31, 2015	Year Ended December 31, 2016
	BDO	BDO
Audit Fees (1)	$624,914	$526,146
Audit-Related Fees (2)	$28,340	$28,850
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$653,254	$554,996

(1)	Audit Fees include fees billed for professional services rendered for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports and other related services, including registration statements.
(2)	Audit-Related Fees include fees billed for professional services rendered for the audit of our benefit plans.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings. All services provided by BDO during the years ended December 31, 2015 and December 31, 2016 were pre-approved by either the Audit Committee of Vantage Drilling Company or our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

3. Exhibits. We hereby file as part of this Amendment No. 1 to Annual Report on Form 10-K the Exhibits listed on the attached Exhibit Index.

Exhibit No.	Description

10.1	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017 (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ THOMAS J. CIMINO
Name:	Thomas J. Cimino
Title:	Chief Financial Officer and Treasurer
Date:	May 1, 2017

EXHIBIT INDEX

Exhibit No.	Description

10.1	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017 (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)