Form 10-Q
period 2017-03-31
VANTAGE DRILLING INTERNATIONAL
filed 2017-05-05
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The number of Vantage Drilling International ordinary shares outstanding as of April 20, 2017 is 5,000,053 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures by oil and natural gas exploration and production companies;
•	termination or renegotiation of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	competition within our industry;
•	excess supply of drilling units worldwide;
•	limited mobility of our drilling units between geographic regions;
•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	governmental, tax and environmental regulation;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;
•	changes in tax laws, treaties or regulations;
•	operations in international markets, including geopolitical risk, applicability of foreign laws, including foreign labor and employment laws, and foreign currency exchange rate risk;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Unless the context indicates otherwise, all references to “we,” “our” or “us” refer to Vantage Drilling International and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$227,592	$231,727
Trade receivables	19,643	20,850
Inventory	44,913	45,206
Prepaid expenses and other current assets	13,375	12,423
Total current assets	305,523	310,206
Property and equipment
Property and equipment	904,397	902,241
Accumulated depreciation	(86,152)	(67,713)
Property and equipment, net	818,245	834,528
Other assets	15,599	15,694
Total assets	$1,139,367	$1,160,428

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$36,951	$35,283
Accrued liabilities	22,896	18,448
Current maturities of long-term debt	4,430	1,430
Total current liabilities	64,277	55,161
Long–term debt, net of discount and financing costs of $93,260 and $105,568	876,322	867,372
Other long-term liabilities	8,707	11,335
Commitments and contingencies (Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(183,916)	(147,417)
Total shareholders' equity	190,061	226,560
Total liabilities and shareholders’ equity	$1,139,367	$1,160,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2017	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
Revenue
Contract drilling services	$38,056	$24,059	$20,891
Management fees	401	959	752
Reimbursables	3,592	4,768	1,897
Total revenue	42,049	29,786	23,540
Operating costs and expenses
Operating costs	28,998	27,439	25,213
General and administrative	11,479	9,168	2,558
Depreciation	18,439	12,076	10,696
Total operating costs and expenses	58,916	48,683	38,467
Loss from operations	(16,867)	(18,897)	(14,927)
Other income (expense)
Interest income	141	6	3
Interest expense and other financing charges (contractual interest of $23,219 for the period from January 1, 2016 to February 10, 2016)	(18,899)	(10,650)	(1,728)
Other, net	552	1,834	(69)
Reorganization items	—	(154)	(452,919)
Total other expense	(18,206)	(8,964)	(454,713)
Loss before income taxes	(35,073)	(27,861)	(469,640)
Income tax provision	1,426	1,167	2,371
Net loss	(36,499)	(29,028)	(472,011)
Net loss attributable to noncontrolling interests	—	—	(969)
Net loss attributable to VDI	$(36,499)	$(29,028)	$(471,042)
Net loss per share, basic and diluted	$(7.30)	$(5.81)	N/A
Weighted average successor ordinary shares outstanding, basic and diluted	5,000	5,000	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2017	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,499)	$(29,028)	$(472,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	18,439	12,076	10,696
Amortization of debt financing costs	117	76	—
Amortization of debt discount	12,191	6,847	—
PIK interest on the Convertible Notes	1,890	1,684	—
Reorganization items	—	—	430,210
Share-based compensation expense	780	—	—
Deferred income tax benefit	(1,789)	(606)	—
Loss on disposal of assets	—	144	—
Changes in operating assets and liabilities:
Restricted cash	—	—	(1,000)
Trade receivables	1,207	22,629	(3,575)
Inventory	293	(221)	223
Prepaid expenses and other current assets	(951)	(4,954)	6,893
Other assets	1,434	368	941
Accounts payable	1,668	6,708	(14,890)
Accrued liabilities and other long-term liabilities	(401)	(7,485)	21,148
Net cash provided by (used in) operating activities	(1,621)	8,238	(21,365)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2,156)	(7,674)	116
Net cash provided by (used in) investing activities	(2,156)	(7,674)	116
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(358)	(358)	(7,000)
Proceeds from issuance of 10% Second Lien Notes	—	—	75,000
Debt issuance costs	—	(51)	(1,125)
Net cash provided by (used in) financing activities	(358)	(409)	66,875
Net increase (decrease) in cash and cash equivalents	(4,135)	155	45,626
Cash and cash equivalents—beginning of period	231,727	249,046	203,420
Cash and cash equivalents—end of period	$227,592	$249,201	$249,046
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$2,829	$1,690	$1,568
Income taxes (net of refunds)	3,024	4,433	(1,864)
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$—	$6,691	$—

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

In February 2017, we executed a purchase and sale agreement with a third party to acquire a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made upon execution of the agreement and the remaining $11.7 million was paid upon closing on April 5, 2017. The rig has been renamed the Vantage 260.

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

Pursuant to the terms of the Reorganization Plan, the pre-bankruptcy term loans and senior notes were retired on the Effective Date by issuing to the debtholders 4,344,959 units in the reorganized Company (the “Units”). Each Unit of securities originally consisted of one New Share and $172.61 of principal of the Company’s 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”), subject to adjustment upon the payment of interest in kind  (“PIK interest”) and certain cases of redemption or conversion of the Convertible Notes, as well as share splits, share dividends, consolidation or reclassification of the New Shares. The New Shares and the Convertible Notes are subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being traded separately.

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of March 31, 2017, taking into account the payment of PIK interest on the Convertible Notes during 2016, each such Unit consisted of one New Share and $174.15 of principal of Convertible Notes.

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

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition  term loans and senior notes claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the Company’s new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”). In connection with this rights offering, certain creditors entered into a

“backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, which was paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes and net cash proceeds to the Company of $73.9 million, after deducting the cash portion of the backstop premium.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2017, for the three months ended March 31, 2017 and for the period from February 10, 2016 to March 31, 2016 and for the period from January 1, 2016 to February 10, 2016 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries and VIEs discussed below. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2016 is derived from our December 31, 2016 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

In connection with our bankruptcy filing, we were subject to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”). All expenses, realized gains and losses and provisions for losses directly associated with the bankruptcy proceedings were classified as “reorganization items” in the consolidated statements of operations. Certain pre-petition liabilities subject to Chapter 11 proceedings were considered as Liabilities Subject To Compromise (“LSTC”) on the Petition Date and just prior to our emergence from bankruptcy on the Effective Date. The LSTC classification distinguished such liabilities from the liabilities that were not expected to be compromised and liabilities incurred post-petition.

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

Predecessor
Period from January 1, 2016 to February 10, 2016
(unaudited, in thousands)
Revenue	$1,219
Operating costs and expenses	1,240
Income before taxes	22
Income tax provision	991
Net income (loss) attributable to noncontrolling interests	(969)

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.  In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of March 31, 2017, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of March 31, 2017 or December 31, 2016.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At March 31, 2017, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $140.9 million, $73.8 million and $695.2 million, respectively, based on quoted market prices, a Level 1 measurement.

Recent Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, using either a full or a modified retrospective application approach. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact it will have on our financial position and results of operations. As part of our assessment work to-date, we have liaised with the contract drilling industry association on an industry-wide position and have begun contract review and evaluation.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under these amendments, lessees are required to recognize lease assets and lease liabilities for leases classified as operating leases under ASC 840. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.  We are currently evaluating the provisions of ASU No. 2016-02 and assessing the impact it will have on our consolidated financial statements and related disclosures. As part of our assessment work to-date, we have liaised with the contract drilling industry association on developing an industry-wide approach. Due to the significant interaction between ASU No. 2016-02 and ASU No. 2014-09, we are evaluating whether to adopt ASU No. 2016-02 effective January 1, 2018 concurrently with ASU No. 2014-09.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 utilizing a retrospective transition approach. Early adoption is permitted, provided that all amendments are adopted in the same period. We have not completed an evaluation of ASU 2016-15 and have not yet determined the impact, if any, on our financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. We have not completed an evaluation of ASU No. 2016-16 and have not yet determined the impact, if any, on our financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business , which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 utilizing a prospective basis on or after the effective date. Early adoption is permitted. We have not completed an evaluation of ASU 2017-01 and have not yet determined the impact, if any, on our financial statements and related disclosures.

3. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
(unaudited, in thousands)
Professional fees	$—	$154	$22,712
Net gain on settlement of LSTC	—	—	(1,630,025)
Fresh-start adjustments	—	—	2,060,232
	$—	$154	$452,919

For the three months ended March 31, 2017, and for the periods from February 10, 2016 to March 31, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $65,000, $201,000 and $7.3 million, respectively.

4. Debt

Our debt was composed of the following:

	March 31, 2017	December 31, 2016
(unaudited, in thousands)
2016 Term Loan Facility	$141,213	$141,570
10% Second Lien Notes, net of financing costs of $1,756 and $1,873	74,369	74,252
Convertible Notes, net of discount of $91,504 and $103,695	665,170	652,980
	880,752	868,802
Less current maturities of long-term debt	4,430	1,430
Long-term debt, net	$876,322	$867,372

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. We have issued $9.4 million in letters of credit as of March 31, 2017.

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

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.50% pursuant to the terms of the 2016 Term Loan Facility.

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

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of March 31, 2017, taking into account the payment of PIK interest on the Convertible Notes during 2016, each such unit of securities was comprised of one New Share and $174.15 of principal of Convertible Notes. As of March 31, 2017, we would be required to issue approximately 7.9 million New Shares if the Convertible Notes were converted.

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

5. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of March 31, 2017, 5,000,053 ordinary shares were issued and outstanding.

   On August 9, 2016, the Company adopted the Amended and Restated 2016 Management Incentive Plan (the “2016 Amended MIP”) to align the interests of participants with those of the shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards.

During the three months ended March 31, 2017, we granted to employees 29,008 time-based restricted stock units (“TBGs”) and 67,685 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. In March 2017, four directors were granted 415 TBGs each, or a total of 1,660 TBGs. The TBGs vest ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. During the three months ended March 31, 2017, we recognized approximately $780,000 of share based compensation expense. In the three months ended March 31, 2017, 11,237 of previously granted TBGs vested.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. For the quarter ended March 31, 2017, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

6. Income Taxes

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statute of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2010 and forward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

7. Commitments and Contingencies

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

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2017	December 31, 2016
(unaudited, in thousands)
Prepaid insurance	$1,152	$782
Sales tax receivable	7,214	7,129
Income tax receivable	839	1,025
Other receivables	496	74
Other	3,674	3,413
	$13,375	$12,423

Property and Equipment, net

Property and equipment, net, consisted of the following:

	March 31, 2017	December 31, 2016
(unaudited, in thousands)
Drilling equipment	$880,267	$880,267
Assets under construction	4,291	2,138
Office and technology equipment	18,764	18,764
Leasehold improvements	1,075	1,072
	904,397	902,241
Accumulated depreciation	(86,152)	(67,713)
Property and equipment, net	$818,245	$834,528

Other Assets

Other assets consisted of the following:

	March 31, 2017	December 31, 2016
(unaudited, in thousands)
Performance bond collateral	$3,197	$3,197
Deferred certification costs	4,406	4,885
Deferred mobilization costs	3,424	4,194
Deferred income taxes	3,576	2,237
Deposits	996	1,181
	$15,599	$15,694

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
(unaudited, in thousands)
Interest	$3,867	$104
Compensation	10,845	11,289
Income taxes payable	5,927	5,008
Other	2,257	2,047
	$22,896	$18,448

Transactions with Former Parent Company

The Company's Consolidated Statement of Operations included the following transactions with VDC for the periods indicated:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
(unaudited, in thousands)
Interest income	$—	$(3)	$3
Interest expense	—	—	(662)
	$—	$(3)	$(659)

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the periods indicated:

	March 31, 2017	December 31, 2016
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

9. Business Segment and Significant Customer Information

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction and preservation management services when stacked.  In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. In January 2017, we signed an agreement to manage the preservation of two ultra-deepwater drillships for a third party. Our management business represented approximately 1.0%, 3.0% , 3.2%, of our total revenue for the three months ended March 31, 2017, for the period from February 10, 2016 to March 31, 2016 and for the period from January 1, 2016 to February 10, 2016, respectively.

For the three months ended March 31, 2017 and 2016, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations.  Three customers accounted for approximately 64%, 19% and 14% of consolidated revenue for the three months ended March 31, 2017. Three customers accounted for approximately 58%, 18% and 14% of consolidated revenue for the period from February 10, 2016 to March 31, 2016.  Three customers accounted for approximately 47%, 20% and 17% of consolidated revenue for the period from January 1, 2016 to February 10, 2016.

Our revenue by country was as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2017	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
(unaudited, in thousands)
Congo	$26,875	$13,859	$13,769
Malaysia	7,923	5,936	3,319
Indonesia	—	5,235	4,214
Qatar	5,784	—	—
Other countries (a)	1,467	4,756	2,238
Total revenues	$42,049	$29,786	$23,540
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows:

	March 31, 2017	December 31, 2016
(unaudited, in thousands)
Congo	$273,206	$277,305
Malaysia	275,672	280,689
South Africa	192,919	196,473
Other countries (a)	76,448	80,061
Total property and equipment	$818,245	$834,528
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2017 and our results of operations for the three months ended March 31, 2017 and for the periods from February 10, 2016 to March 31, 2016 (the “Successor Period”) and from January 1, 2016 to February 10, 2016 (the “Predecessor Period”). The Successor Period and the Predecessor Period referred to in the results of operations are two distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of April 20, 2017.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Mobilizing
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Mobilizing
Vantage 260	1979	150	20,000	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Warm Stacked
Titanium Explorer	2012	12,000	40,000	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Operating
(1)	The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

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

Pursuant to the terms of the Reorganization Plan, the pre-bankruptcy term loans and senior notes were retired on the Effective Date by issuing to the debtholders 4,344,959 Units in the reorganized Company. Each Unit of securities originally consisted of one New Share and $172.61 of principal of the Convertible Notes, subject to adjustment upon the payment of PIK interest and certain cases of redemption or conversion of the Convertible Notes, as well as share splits, share dividends, consolidation or reclassification of the New Shares. The New Shares and the Convertible Notes are subject to the terms of an agreement that prohibits the New Shares and Convertible Notes from being traded separately.

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of March 31, 2017, taking into account the payment of PIK interest on the Convertible Notes during 2016, each such Unit consisted of one New Share and $174.15 of principal of Convertible Notes.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency, in their March 2017 Oil Market Report, estimates that average demand will increase by approximately 1.4 million barrels per day or 1.4% in 2017 from 96.6 million barrels per day to 98.0 million barrels per day. While this represents favorable growth in demand, it has not been enough to fully offset surplus production and high inventories remain, which continue to depress oil prices. However, the recent cuts by OPEC members have resulted in a tightening of supply.

As a result of the persistence of reduced oil prices since 2014, exploration and development companies have significantly reduced capital expenditures during this period and historically low levels of spending are expected for 2017. Recent analyst surveys of exploration and production spending indicate that oil and gas companies continue to reduce capital expenditures and have been releasing rigs and significantly reducing equipment orders. Accordingly, we anticipate that our industry will experience depressed market conditions through 2017 and potentially beyond.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. There are currently 101 jackups and 47 deepwater floaters on order at shipyards per IHS Global SA/Clarksons Platou Securities Inc. with scheduled deliveries extending out to 2021. While 38 jackups and 19 deepwater floaters are scheduled for delivery through December 31, 2017, it is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Since June 2014, 83 rigs, with an average age of approximately 35 years, have been announced for recycling according to Bassoe Offshore AS. Of these 83 rigs, 59 are semisubmersibles, 12 are drillships and 12 are jackups. We expect drilling rig cold stacking, scrapping and conversion to non-drilling use to accelerate during 2017 and into 2018. While we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, it will not be sufficient to materially improve market conditions in 2017 or in 2018.

A summary of our drilling backlog coverage of days contracted and related revenue as of March 31, 2017 forward is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2017	2018	2017	2018	Beyond
Jackups	36%	9%	$24,203	$7,335	$—
Drillships	33%	27%	$77,000	$87,000	$—

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Successor		Predecessor
	Three Months Ended March 31, 2017	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
Jackups
Rigs available	4	4	4
Available days (1)	360	204	160
Utilization (2)	50.0%	60.0%	53.6%
Average daily revenues (3)	$68,618	$91,262	$88,347
Deepwater
Rigs available	3	3	3
Available days (1)	270	153	120
Utilization (2)	33.3%	33.3%	33.3%
Average daily revenues (3)	$285,655	$252,866	$332,715

(1)	Available days are the total number of rig calendar days in the period.
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

The following table is an analysis of our operating results for the periods indicated.

	Successor		Predecessor
	Three Months Ended March 31, 2017	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
(unaudited, in thousands)
Revenues
Contract drilling services	$38,056	$24,059	$20,891
Management fees	401	959	752
Reimbursables	3,592	4,768	1,897
Total revenues	42,049	29,786	23,540
Operating costs and expenses
Operating costs	28,998	27,439	25,213
General and administrative	11,479	9,168	2,558
Depreciation	18,439	12,076	10,696
Total operating costs and expenses	58,916	48,683	38,467
Loss from operations	(16,867)	(18,897)	(14,927)
Other income (expense)
Interest income	141	6	3
Interest expense and financing charges	(18,899)	(10,650)	(1,728)
Other, net	552	1,834	(69)
Reorganization items	-	(154)	(452,919)
Total other expense	(18,206)	(8,964)	(454,713)
Loss before income taxes	(35,073)	(27,861)	(469,640)
Income tax provision	1,426	1,167	2,371
Net loss	(36,499)	(29,028)	(472,011)
Net loss attributable to noncontrolling interests	-	-	(969)
Net loss attributable to VDI	$(36,499)	$(29,028)	$(471,042)

Revenue: During the three months ended March 31, 2017 jackup utilization averaged 50% with both the Emerald Driller and the Aquamarine Driller working throughout and generating average daily revenue of $68,618. During the 2016 Successor Period, we had two jackups that worked the entire period and the Sapphire Driller worked approximately 21 days of the period on a short-term contract in West Africa. These three rigs generated average daily revenue of approximately $91,262. In the Predecessor period of January 1 to February 10, 2016, our jackups had an aggregate 86 revenue earning days at an average daily revenue of approximately $88,347.

Deepwater utilization for the three months ended March 31, 2017, for the 2016 Successor Period and for the Predecessor Period averaged 33% as only the Tungsten Explorer worked throughout all periods. Neither of our other two ultra-deepwater drillships worked during the reported periods as the Platinum Explorer completed its initial 5-year contract during the fourth quarter of 2015 and the Titanium Explorer drilling contract was cancelled by the operator in August 2015.

Management fees for the three months ended March 31, 2017, the 2016 Successor Period and the Predecessor Period averaged approximately $4,455 per day, $18,810 per day and $18,810 per day, respectively. Reimbursable revenue for the three months ended March 31, 2017 and the 2016 Successor Period was $3.6 million and $4.8 million, respectively, with four rigs working during the period. Reimbursable revenue for the Predecessor Period was $1.9 million when three rigs worked for the entire period.

Operating costs: Operating costs for the three months ended March 31, 2017 were approximately $29.0 million, including $2.1 million of reimbursable costs, with three rigs operating throughout the period. Operating costs for the 2016 Successor Period were approximately $27.4 million, including $3.9 million of reimbursable costs. For the Predecessor Period, operating costs were $25.2 million, including $1.4 million of reimbursable costs. The reduction in operating costs reflects reduced costs associated with idled rigs as well as cost saving initiatives implemented for both operating and stacked rigs.

General and administrative expenses: General and administrative expenses for the three months ended March 31, 2017 and the 2016 Successor Period were $11.5 million and $9.2 million, which included $4.8 million and $2.0 million in increased legal expenses associated with our internal FCPA investigation and the Petrobras arbitration, respectively. Similar charges incurred in the Predecessor Period totaled $531,000.

Depreciation expense: For the Predecessor Period, depreciation expense was based on the historical cost basis of our property and equipment. Upon our emergence from bankruptcy, we applied the provisions of fresh-start accounting and revalued our property and equipment to fair value which resulted in a significant decrease in those values. Depreciation expense for the three months ended March 31, 2017 and the 2016 Successor Period is based on the reduced asset values of property and equipment as a result of the adoption of fresh-start accounting.

Interest expense and other financing charges: Interest expense for the three months ended March 31, 2017 and for the 2016 Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy on February 10, 2016. Interest expense for the Predecessor Period was calculated on the old credit agreement as provided for in the Reorganization Plan and on the VDC Note issued in connection with the Reorganization Plan.

Reorganization items: In the Predecessor Period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC. During the 2016 Successor Period we incurred $154,000 in professional fee expenses in connection with our bankruptcy cases.

Income tax expense: Our estimated annualized effective tax rates for the three months ended March 31, 2017 was negative 7.8% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the 2016 Successor Period and the Predecessor Period were negative 11.2% based on estimated annualized loss or profit before income taxes in the respective periods, excluding income tax discrete items. For the Successor and Predecessor Periods, we had a loss before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Liquidity and Capital Resources

As of March 31, 2017, we had working capital of approximately $241.2 million, including approximately $227.6 million of cash available for general corporate purposes. Additionally, we have posted $3.2 million of cash as collateral for bid tenders and performance bonds. Scheduled principal debt maturities and interest payments through December 31, 2018 are approximately $40.7 million. We anticipate expenditures through December 31, 2018 for sustaining capital expenditures on our rig fleet, capital spares, information technology and other general corporate projects to be approximately $4.6 million to $5.7 million. As our currently warm stacked rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, we anticipate expenditures for maintenance and repairs and equipment certifications on our warm stacked rigs in preparation for future contracts. In 2017, we anticipate incremental operating costs for fleet reactivation, including reactivation expenditures, special periodic surveys, major repair and maintenance expenditures, and preparedness costs on our warm stacked rigs to be approximately $11.7 million to $14.3 million. We currently have $22.6 million available for the issuance of letters of credit under our revolving letter of credit facility.

In February 2017, we executed a purchase and sale agreement with a third party to acquire the Vantage 260 jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made upon execution of the agreement and the remaining $11.7 million was paid upon closing on April 5, 2017. We expect to fund these future expenditures from our available working capital and cash flow from operations.

The table below includes a summary of our cash flow information for periods indicated.

	Successor		Predecessor
	Three Months Ended March 31, 2017	Period from February 10, 2016 to March 31, 2016	Period from January 1, 2016 to February 10, 2016
(unaudited, in thousands)
Cash flows provided by (used in):
Operating activities	$(1,621)	$8,238	$(21,365)
Investing activities	(2,156)	(7,674)	116
Financing activities	(358)	(409)	66,875

Changes in cash flows from operating activities for the 2016 Successor Period and Predecessor Period are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) and significant collections from our customers during the period. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for capital expenditures totaled $2.2 million in the three months ended March 31, 2017, including the deposit on the acquisition of the Vantage 260. In the Predecessor Period from January 1, 2016 to February 10, 2016, we received proceeds of $73.9 million, net of debt issuance costs of $2.3 million, from the issuance of the 10% Second Lien Notes. Additionally, we made a $7.0 million payment on our pre-petition credit agreement.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of March 31, 2017, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. We had no deferred revenues under drilling contracts at March 31, 2017 or December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of reduced oil prices has negatively impacted the offshore contract drilling business as discussed in “Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk: As of March 31, 2017, we had approximately $141.2 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of March 31, 2017, the 1-month LIBOR rate was 0.98% and the current interest rate on the 2016 Term Loan Facility is 7.48%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR (above the LIBOR floor) we would be subject to an increase in interest expense of $1.4 million per annum based on March 31, 2017 outstanding principal amounts. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. As we operate in international areas, we are exposed to foreign exchange risk. The risks associated with foreign exchange rates were not significant in the first three months of 2017 as all of our drilling contracts were denominated in U.S. dollars. Our primary foreign exchange risk management strategy involves structuring customer contracts to provide for payment, if necessary, in both U.S. dollars, which is our functional currency, and local currency. The payment portion denominated in local currency is based on anticipated local currency requirements over the contract term. Due to various factors, including customer acceptance, local banking laws, other statutory requirements, local currency convertibility and the impact of inflation on local costs, actual foreign exchange needs could vary from those anticipated in the customer contracts, resulting in partial exposure to foreign exchange risk. If these situations were to occur where payments of local currency do not equal local currency requirements, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used to mitigate foreign currency risk. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2017, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
12.1	Statement re Computation of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906	X
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906	X
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

Date: May 5, 2017	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)