Form 10-Q
period 2017-06-30
VANTAGE DRILLING INTERNATIONAL
filed 2017-08-02
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-212081

VANTAGE DRILLING INTERNATIONAL

(Exact name of Registrant as specified in its charter)

Cayman Islands	98-1372204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of Vantage Drilling International ordinary shares outstanding as of July 20, 2017 is 5,000,053 shares.

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

Unless the context indicates otherwise, all references to the “Company,” “Vantage,” “VDI,” “we,” “our” or “us” refer to Vantage Drilling International and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$200,940	$231,727
Trade receivables	33,464	20,850
Inventory	44,391	45,206
Prepaid expenses and other current assets	14,895	12,423
Total current assets	293,690	310,206
Property and equipment
Property and equipment	903,924	902,241
Accumulated depreciation	(104,677)	(67,713)
Property and equipment, net	799,247	834,528
Other assets	24,325	15,694
Total assets	$1,117,262	$1,160,428

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,418	$35,283
Accrued liabilities	19,277	18,448
Current maturities of long-term debt	4,430	1,430
Total current liabilities	63,125	55,161
Long–term debt, net of discount and financing costs of $80,932 and $105,568	892,073	867,372
Other long-term liabilities	8,595	11,335
Commitments and contingencies (Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(220,508)	(147,417)
Total shareholders' equity	153,469	226,560
Total liabilities and shareholders’ equity	$1,117,262	$1,160,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30, 2017	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
Revenue
Contract drilling services	$47,785	$40,901	$85,841	$64,960	$20,891
Management fees	405	1,712	806	2,671	752
Reimbursables	5,073	5,898	8,665	10,666	1,897
Total revenue	53,263	48,511	95,312	78,297	23,540
Operating costs and expenses
Operating costs	40,184	34,965	69,182	62,404	25,213
General and administrative	11,501	8,695	22,980	17,863	2,558
Depreciation	18,554	18,381	36,993	30,457	10,696
Total operating costs and expenses	70,239	62,041	129,155	110,724	38,467
Loss from operations	(16,976)	(13,530)	(33,843)	(32,427)	(14,927)
Other income (expense)
Interest income	215	9	356	15	3
Interest expense and other financing charges (contractual interest of $23,219 for the period from January 1, 2016 to February 10, 2016)	(19,023)	(18,772)	(37,922)	(29,422)	(1,728)
Other, net	663	(1,516)	1,215	318	(69)
Reorganization items	—	(487)	—	(641)	(452,919)
Bargain purchase gain	1,910	—	1,910	—	—
Total other expense	(16,235)	(20,766)	(34,441)	(29,730)	(454,713)
Loss before income taxes	(33,211)	(34,296)	(68,284)	(62,157)	(469,640)
Income tax provision	3,381	1,438	4,807	2,605	2,371
Net loss	(36,592)	(35,734)	(73,091)	(64,762)	(472,011)
Net loss attributable to noncontrolling interests	—	—	—	—	(969)
Net loss attributable to VDI	$(36,592)	$(35,734)	$(73,091)	$(64,762)	$(471,042)
Net loss per share, basic and diluted	$(7.32)	$(7.15)	$(14.62)	$(12.95)	N/A
Weighted average successor ordinary shares outstanding, basic and diluted	5,000	5,000	5,000	5,000	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2017	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,091)	$(64,762)	$(472,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	36,993	30,457	10,696
Amortization of debt financing costs	234	193	—
Amortization of debt discount	24,401	18,945	—
Amortization of contract value	1,504	—	—
PIK interest on the Convertible Notes	3,780	2,932	—
Reorganization items	—	—	430,210
Share-based compensation expense	1,727	—	—
Gain on bargain purchase	(1,910)	—	—
Deferred income tax benefit	(3,315)	(1,741)	—
Loss on disposal of assets	191	624	—
Changes in operating assets and liabilities:
Restricted cash	—	—	(1,000)
Trade receivables	(12,614)	46,147	(3,575)
Inventory	815	(2,129)	223
Prepaid expenses and other current assets	(422)	(1,914)	6,893
Other assets	5,471	569	941
Accounts payable	4,135	92	(14,890)
Accrued liabilities and other long-term liabilities	(3,768)	(29,209)	21,148
Net cash (used in) provided by operating activities	(15,869)	204	(21,365)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,203)	(7,982)	116
Cash paid for Vantage 260 acquisition	(13,000)	—	—
Net cash (used in) provided by investing activities	(14,203)	(7,982)	116
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(715)	(715)	(7,000)
Proceeds from issuance of 10% Second Lien Notes	—	—	75,000
Debt issuance costs	—	(51)	(1,125)
Net cash (used in) provided by financing activities	(715)	(766)	66,875
Net (decrease) increase in cash and cash equivalents	(30,787)	(8,544)	45,626
Cash and cash equivalents—beginning of period	231,727	249,046	203,420
Cash and cash equivalents—end of period	$200,940	$240,502	$249,046
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$9,535	$7,436	$1,568
Income taxes (net of refunds)	8,499	12,481	(1,864)
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$3,780	$2,911	$—
Additional notes issued for backstop premium	—	—	1,125

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

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig has been renamed the Vantage 260. We intend to substitute the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig to fulfill the drilling contract, and to then dispose of the Vantage 260 after substitution.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of June 30, 2017, taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.02 of principal of Convertible Notes.

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

Other Events: In July 2015, we became aware that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (the “SEC”) to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegations of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of the DOJ and SEC matter, if the DOJ or the SEC determine that violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2017, for the three and six months ended June 30, 2017, for the three months ended June 30, 2016, for the period from February 10, 2016 to June 30, 2016 and for the period from January 1, 2016 to February 10, 2016 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries and variable interest entities (“VIEs”) discussed below. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The consolidated balance sheet at December 31, 2016 is derived from our December 31, 2016 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Upon emergence from bankruptcy on the Effective Date, we adopted fresh-start accounting in accordance with ASC 852, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting were reflected in our consolidated financial statements as of February 10, 2016 and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items for the period January 1, 2016 to February 10, 2016.

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

In addition to the consolidation of our majority owned subsidiaries, we also consolidate VIEs when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Certain subsidiaries of VDC, who were guarantors of our pre-petition debt and part of the Reorganization Plan, became our subsidiaries upon emergence from bankruptcy on the Effective Date. We consolidated these entities in our Predecessor consolidated financial statements because we determined that they were VIEs and that we were the primary beneficiary. The following table summarizes the net effect of consolidating these entities on our Predecessor consolidated statement of operations.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.  In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of June 30, 2017, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible assets: In connection with our acquisition of the Vantage 260 and related multi-year drilling contract, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset is being amortized on a straight-line basis over the term of the drilling contract. Amortization expense for intangible assets was $1.5 million for the three and six months ended June 30, 2017.

Expected future intangible asset amortization as of June 30, 2017 is as follows:

(in thousands)
Fiscal year:
Remaining 2017	$3,182
2018	6,311
2019	1,643
Thereafter	-
Total	$11,136

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of June 30, 2017 or December 31, 2016.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the consolidated balance sheet principally due to the short-term nature or floating rate nature of these instruments. At June 30, 2017, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $140.2 million, $73.0 million and $738.6 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

Recent Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, using either a full or a modified retrospective application approach. We plan on adopting the new standard effective January 1, 2018 concurrently with ASU No. 2016-02, Leases (ASC 842) as discussed below. We are evaluating the impact ASU No. 2014-09 will have on our consolidated financial statements and to complete that evaluation, we have completed training on the ASU and have begun contract review and documentation. As part of our assessment, we are liaising with the contract drilling industry association on developing an industry-wide position.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, the standard clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017. We have not completed an evaluation of ASU No. 2016-01 and have not yet determined the impact, if any, on our financial statements and related disclosures, but the impact is not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.  Under the updated accounting standards, we have preliminarily determined that our drilling contracts contain both lease and service components, and our adoption, therefore, will require that we separately recognize revenues associated with the lease and service components. Due to the significant interaction between ASU No. 2016-02 and ASU No. 2014-09, we expect to adopt the updates concurrently, effective January 1, 2018. Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could result in differences in the timing of our revenue recognition relative to current accounting standards. We are evaluating the impact ASU No. 2016-02 will have on our consolidated financial statements and related disclosures and to complete that evaluation, we have completed training on the ASU and have started the review and documentation of contracts. As part of our assessment, we are liaising with the contract drilling industry association on developing an industry-wide approach.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 utilizing a retrospective transition approach. Early adoption is permitted, provided that all amendments are adopted in the same period. We have not completed an evaluation of ASU No. 2016-15 and have not yet determined the impact, if any, on our financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 utilizing a prospective basis on or after the effective date. Early adoption is permitted. We have not completed an evaluation of ASU No. 2017-01 and have not yet determined the impact, if any, on our financial statements and related disclosures.

3. Acquisitions

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig has been renamed the Vantage 260. We intend to substitute the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig to fulfill the drilling contract, and to then dispose of the Vantage 260 after substitution. We accounted for the acquisition as a business combination in accordance with accounting guidance which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table provides the estimated fair values of the assets acquired and liabilities assumed.

(in thousands)
Total cash consideration	$13,000

Purchase price allocation:
Drilling contract value	12,640
Rig equipment to be sold (net of disposal costs)	2,050
Drillpipe assets	700
Severance liabilities assumed	(480)
Net assets acquired	14,910

Bargain purchase gain	$1,910

Under accounting guidance, a bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of approximately $1.9 million related to the acquisition in the three months ending June 30, 2017. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Pro forma results of operations related to the acquisition have not been presented because they are not material to our consolidated statement of operations.

4. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30, 2017	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
(unaudited, in thousands)
Professional fees	$—	$487	$—	$641	$22,712
Net gain on settlement of LSTC	—	—	—	—	(1,630,025)
Fresh-start adjustments	—	—	—	—	2,060,232
	$—	$487	$—	$641	$452,919

For the six months ended June 30, 2017, and for the periods from February 10, 2016 to June 30, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $181,000, $15.4 million and $7.3 million, respectively.

5. Debt

Our debt was composed of the following:

	June 30, 2017	December 31, 2016
(unaudited, in thousands)
2016 Term Loan Facility	$140,855	$141,570
10% Second Lien Notes, net of financing costs of $1,638 and $1,873	74,487	74,252
Convertible Notes, net of discount of $79,294 and $103,695	681,161	652,980
	896,503	868,802
Less current maturities of long-term debt	4,430	1,430
Long-term debt, net	$892,073	$867,372

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. We have issued $19.5 million in letters of credit as of June 30, 2017.

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The initial term loans are currently bearing interest at 7.7%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500 which commenced in March 2016.

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.5% pursuant to the terms of the 2016 Term Loan Facility.

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

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of June 30, 2017, taking into account the payment of PIK interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $175.02 of principal of Convertible Notes. As of June 30, 2017, we would be required to issue approximately 8.0 million New Shares if the Convertible Notes were converted.

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

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing our 10% Second Lien Notes, Convertible Notes or 2016 Term Loan Facility, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements. In addition, in connection with their investigation, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, and if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and , following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under

Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

6. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of June 30, 2017, 5,000,053 ordinary shares were issued and outstanding.

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

During the six months ended June 30, 2017, we granted to employees 29,008 time-based restricted stock units (“TBGs”) and 67,685 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. In March 2017, four directors were granted 415 TBGs each, or a total of 1,660 TBGs. The TBGs vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. We recognized approximately $947,000 and $1.7 million of share based compensation expense for the three and six months ended June 30, 2017, respectively. In the six months ended June 30, 2017, 11,237 of previously granted TBGs vested.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. For the quarter ended June 30, 2017, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

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

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Nobu Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these  developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Our internal investigation is ongoing and we are cooperating with the DOJ and SEC in their investigation of these allegations. In connection with our cooperation with the DOJ and SEC, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of allegation of improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. Although we cannot predict the outcome of the DOJ and SEC matter, if the DOJ or the SEC determine that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

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

In the ongoing arbitration proceeding, the hearing on the merits has concluded and the parties have exchanged post-hearing briefs. Vantage has asserted claims against PAI and PVIS for declaratory relief and monetary damages based on breach of contract. Vantage has also asserted a claim against Petroleo Brasileiro S.A. (“PBP”) to enforce a guaranty provided by PBP.  The Petrobras entities (PVIS, PAI and PBP) have asserted that the Drilling Contract is void as illegally procured, that PVIS and PBP are not proper parties to the arbitration, and that PAI and PVIS properly terminated the contract. PAI has further counterclaimed for attorneys’ fees and costs alleging that Vantage failed to negotiate in good faith before commencing arbitration proceedings and is seeking disgorgement damages of approximately $102 million. We are vigorously pursuing our claims in the arbitration and deny that any of the claims or defenses asserted by the Petrobras entities have merit.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2017	December 31, 2016
(unaudited, in thousands)
Prepaid insurance	$1,061	$782
Sales tax receivable	7,176	7,129
Income tax receivable	965	1,025
Other receivables	235	74
Assets held for sale	2,050	—
Other	3,408	3,413
	$14,895	$12,423

Property and Equipment, net

Property and equipment, net, consisted of the following:

	June 30, 2017	December 31, 2016
(unaudited, in thousands)
Drilling equipment	$881,637	$880,267
Assets under construction	2,291	2,138
Office and technology equipment	18,832	18,764
Leasehold improvements	1,164	1,072
	903,924	902,241
Accumulated depreciation	(104,677)	(67,713)
Property and equipment, net	$799,247	$834,528

Other Assets

Other assets consisted of the following:

	June 30, 2017	December 31, 2016

Contract value	$11,136	$—
Performance bond collateral	—	3,197
Deferred certification costs	4,355	4,885
Deferred mobilization costs	2,645	4,194
Deferred income taxes	5,203	2,237
Deposits	986	1,181
	$24,325	$15,694

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
(unaudited, in thousands)
Interest	$75	$104
Compensation	11,640	11,289
Income taxes payable	5,428	5,008
Other	2,134	2,047
	$19,277	$18,448

Transactions with Former Parent Company

The Company's Consolidated Statement of Operations included the following transactions with VDC for the periods indicated:

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30, 2017	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
(unaudited, in thousands)
Interest income	$—	$7	$—	$11	$3
Interest expense	—	—	—	—	(662)
	$—	$7	$—	$11	$(659)

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the periods indicated:

	June 30, 2017	December 31, 2016
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction and preservation management services when stacked.  In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. In January 2017, we signed an agreement to manage the preservation of two ultra-deepwater drillships for a third party. Our management business represented approximately 0.8%, 0.9%, 3.5%, 3.4% , 3.2%, of our total revenue for the three and six months ended June 30, 2017, for the three months ended June 30, 2016, for the period from February 10, 2016 to June 30, 2016 and for the period from January 1, 2016 to February 10, 2016, respectively.

For the three and six months ended June 30, 2017 and 2016, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations.  Four customers accounted for approximately 50%, 18%, 12% and 11% of consolidated revenue for the three months ended June 30, 2017. For the six months ended June 30, 2017, three customers accounted for approximately 56%, 15% and 12% of consolidated revenue. For the three months ended June 30, 2016, three customers accounted for approximately 52%, 19%, and 19% of consolidated revenue. Three customers accounted for approximately 50%, 19% and 18% of consolidated revenue for the period from February 10, 2016 to June 30, 2016.  Three customers accounted for approximately 47%, 20% and 17% of consolidated revenue for the period from January 1, 2016 to February 10, 2016.

Our revenue by country was as follows:

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30, 2017	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
(unaudited, in thousands)
Congo	$35,811	$25,421	$62,687	$39,280	$13,769
Malaysia	6,581	9,023	14,504	14,959	3,319
Indonesia	—	9,165	—	14,401	4,214
Qatar	5,909	—	11,693	—	—
Other countries (a)	4,962	4,902	6,428	9,657	2,238
Total revenues	$53,263	$48,511	$95,312	$78,297	$23,540
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows:

	June 30, 2017	December 31, 2016
(unaudited, in thousands)
Congo	$267,093	$277,305
Malaysia	269,647	280,689
South Africa	188,629	196,473
Other countries (a)	73,878	80,061
Total property and equipment	$799,247	$834,528
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2017 and our results of operations for the three and six months ended June 30, 2017, for the three months ended June 30, 2016 and for the periods from February 10, 2016 to June 30, 2016 (the “Successor Period”) and from January 1, 2016 to February 10, 2016 (the “Predecessor Period”). The Successor Period and the Predecessor Period referred to in the results of operations are two distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused primarily on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.

The following table sets forth certain current information concerning our offshore drilling fleet as of July 20, 2017.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating
Vantage 260 (1)	1979	250	20,000	Operating
Drillships (2)
Platinum Explorer	2010	12,000	40,000	Mobilizing
Titanium Explorer	2012	12,000	40,000	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Operating

(1) The Vantage 260 is designed for 250 feet water depths but is currently outfitted for 150 feet water depth.

(2) The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of June 30, 2017, taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.02 of principal of Convertible Notes.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency (the “Agency”), in their July 2017 Oil Market Report, estimates that average demand will increase by approximately 1.4 million barrels per day or 1.4% in 2017 from 96.6 million barrels per day to 98.0 million barrels per day. The Agency forecasts a similar growth in demand for 2018, when global demand is estimated to reach 99.4 million barrels per day. While this represents favorable growth in demand, it has not been enough to fully offset surplus production and high inventories remain, which continue to depress oil prices. Uncertainty around the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”) and the incremental production capacity in non-OPEC countries, including growing production from the U.S. shale activity, continue to contribute to an uncertain oil price environment.

As a result of the persistence of reduced oil prices since 2014, exploration and development companies have significantly reduced capital expenditures during this period and historically low levels of spending are expected for 2017. Recent analyst surveys of exploration and production spending indicate that oil and gas companies continue to reduce capital expenditures and we expect that the offshore drilling programs of operators will remain curtailed until higher, sustainable crude oil prices are achieved. Accordingly, we anticipate that our industry will experience depressed market conditions through 2017 and into 2018.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. There are currently 101 jackups and 33 deepwater floaters on order at shipyards per Bassoe Offshore A.S. with scheduled deliveries extending out to 2021. While 29 jackups and 12 deepwater floaters are scheduled for delivery through December 31, 2017, it is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Since June 2014, 93 rigs, with an average age of approximately 35 years, have been announced for recycling according to Bassoe Offshore AS. Of these 93 rigs, 66 are semisubmersibles, 13 are drillships and 14 are jackups. We expect drilling rig cold stacking, scrapping and conversion to non-drilling use to continue during 2017 and into 2018. While we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2017 or in 2018.

A summary of our drilling backlog coverage of days contracted and related revenue as of June 30, 2017 forward is as follows:

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2017	2018	2017	2018	Beyond
Jackups	81%	36%	$40,065	$36,824	$8,408
Drillships	44%	61%	$64,585	$123,896	$67,727

As previously announced, our ultra-deepwater drillship, the Platinum Explorer, recently received a letter of award for a three year contract from Oil and Natural Gas Company. The Platinum Explorer is planned to mobilize to India in the fourth quarter of 2017.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30, 2017	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
Jackups
Rigs available (at end of period)	5	4	5	4	4
Available days (1)	451	364	811	568	160
Utilization (2)	80.4%	52.2%	66.9%	55.0%	53.6%
Average daily revenues (3)	$63,259	$88,450	$65,032	$89,549	$88,347
Deepwater
Rigs available	3	3	3	3	3
Available days (1)	273	273	543	426	120
Utilization (2)	32.8%	33.3%	33.1%	33.3%	33.3%
Average daily revenues (3)	$277,277	$264,802	$281,475	$260,515	$332,715

(1)	Available days are the total number of rig calendar days in the period.
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

For the Three Months Ended June 30, 2017 and 2016

Net loss for the three months ended June 30, 2017 (the “Current Quarter”) was $36.6 million, or $7.32 per basic and diluted share, on operating revenues of $53.3 million, compared to net loss for the three months ended June 30, 2016 (the “Comparable Quarter”) of $35.7 million, or $7.15 per basic and diluted share, on operating revenues of $48.5 million.

The following table is an analysis of our operating results for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Change
	2017	2016	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$47,785	$40,901	$6,884	17%
Management fees	405	1,712	(1,307)	-76%
Reimbursables	5,073	5,898	(825)	-14%
Total revenues	53,263	48,511	4,752	10%
Operating costs and expenses
Operating costs	40,184	34,965	5,219	15%
General and administrative	11,501	8,695	2,806	32%
Depreciation	18,554	18,381	173	1%
Total operating costs and expenses	70,239	62,041	8,198	13%
Loss from operations	(16,976)	(13,530)	(3,446)	25%
Other income (expense)
Interest income	215	9	206	**
Interest expense and financing charges	(19,023)	(18,772)	(251)	1%
Other, net	663	(1,516)	2,179	-144%
Reorganization items	-	(487)	487	-100%
Bargain purchase gain	1,910	-	1,910	100%
Total other expense	(16,235)	(20,766)	4,531	-22%
Loss before income taxes	(33,211)	(34,296)	1,085	-3%
Income tax provision	3,381	1,438	1,943	135%
Net loss	$(36,592)	$(35,734)	$(858)	2%
** Not a meaningful percentage.

Revenue: Total revenue increased 10% and contract drilling revenue increased 17% for the Current Quarter as compared to the Comparable Quarter. The increase in drilling revenue was primarily due to the addition of the Vantage 260 and related drilling contract, which contributed an incremental $6.8 million in the Current Quarter. Further revenue increases of $5.0 million driven by a 9% improvement in jackup utilization on our remaining fleet were offset by decreases in average dayrates.

Management fees and reimbursable revenue for the Current Quarter were $0.4 million and $5.1 million, respectively, as compared to $1.7 million and $5.9 million, respectively, in the Comparable Quarter. The decrease in management fees and reimbursable revenue was primarily due to the completion of the construction of a managed drillship in 2016.

Operating costs: Operating costs for the Current Quarter increased 15% as compared to the Comparable Quarter, primarily due to the addition of the Vantage 260 to the jackup fleet with $5.4 million in operating costs, including $1.5 million for non-cash amortization of contract value, in the Current Quarter.

General and administrative expenses: Increases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to increased legal expenses associated with our internal FCPA investigation and the Petrobras arbitration.

Depreciation expense: Depreciation expense for the Current Quarter was consistent with the Comparable Quarter.

Interest expense and other financing charges: Interest expense for the Current Quarter was consistent with the Comparable Quarter. Interest expense for the Current Quarter and for the Comparable Quarter includes approximately $14.2 million and $14.1 million of non-cash payment-in-kind interest and deferred financing costs, respectively.

Reorganization items: In the Comparable Quarter, we incurred $0.5 million of post-petition professional fees in connection with our bankruptcy cases.

Bargain purchase gain: We recorded a bargain purchase gain of $1.9 million during the Current Quarter related to our Vantage 260 acquisition. The gain on bargain purchase resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the acquisition over the purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Income tax expense: Income tax expense increased in the Current Quarter as compared to the Comparable Quarter due to an increase in revenue in the Current Quarter and the impact of the annualized effective tax rate.

For the Six Months Ended June 30, 2017 and the Successor and Predecessor Periods

Net loss for the six months ended June 30, 2017 (the “Current Period”) was $73.1 million, or $14.6 per basic and diluted share, on operating revenues of $95.3 million and net loss for the Successor Period was $64.8 million, or $12.95 per basic and diluted share, on operating revenues of $78.3 million. Net loss attributable to VDI for the Predecessor Period was $471.0 million, on operating revenues of $23.5 million.

The following table is an analysis of our operating results for the Current Period, the Successor Period and the Predecessor Period.

	Successor		Predecessor
	Six Months Ended June 30, 2017	Period from February 10, 2016 to June 30, 2016	Period from January 1, 2016 to February 10, 2016

(unaudited, in thousands)
Revenues
Contract drilling services	$85,841	$64,960	$20,891
Management fees	806	2,671	752
Reimbursables	8,665	10,666	1,897
Total revenues	95,312	78,297	23,540
Operating costs and expenses
Operating costs	69,182	62,404	25,213
General and administrative	22,980	17,863	2,558
Depreciation	36,993	30,457	10,696
Total operating costs and expenses	129,155	110,724	38,467
Loss from operations	(33,843)	(32,427)	(14,927)
Other income (expense)
Interest income	356	15	3
Interest expense and financing charges	(37,922)	(29,422)	(1,728)
Other, net	1,215	318	(69)
Reorganization items	-	(641)	(452,919)
Bargain purchase gain	1,910	-	-
Total other expense	(34,441)	(29,730)	(454,713)
Loss before income taxes	(68,284)	(62,157)	(469,640)
Income tax provision	4,807	2,605	2,371
Net loss	(73,091)	(64,762)	(472,011)
Net loss attributable to noncontrolling interests	-	-	(969)
Net loss attributable to VDI	$(73,091)	$(64,762)	$(471,042)

Revenue: During the Current Period jackup utilization averaged 67% with both the Emerald Driller and the Aquamarine Driller working throughout, and the remaining three jackups working a combined additional 180 days generating a combined average daily revenue of $65,032. During the Successor Period, we had two jackups that worked the entire period and the Sapphire Driller worked approximately 31 days of the period on a short-term contract in West Africa. These three rigs generated average daily revenue of approximately $89,549. In the Predecessor period of January 1, 2016 to February 10, 2016, our jackups had an aggregate 86 revenue earning days at average daily revenue of approximately $88,347.

Deepwater utilization for the Current Period, for the Successor Period and for the Predecessor Period averaged 33% as only the Tungsten Explorer worked throughout all periods. Neither of our other two ultra-deepwater drillships worked during the reported periods as the Platinum Explorer completed its initial 5-year contract during the fourth quarter of 2015 and the Titanium Explorer drilling contract was cancelled by the operator in August 2015.

Management fees for the Current Period, the Successor Period and the Predecessor Period averaged approximately $4,455 per day, $18,810 per day and $18,810 per day, respectively. Reimbursable revenue for the Current Period and the Successor Period was $8.7 million and $10.7 million, respectively, with six rigs working part of the Current Period and four working during the Successor Period. Reimbursable revenue for the Predecessor Period was $1.9 million when three rigs worked for the entire period.

Operating costs: Operating costs for the Current Period were approximately $69.2 million, including $5.0 million of reimbursable costs. Operating costs for the Successor Period were approximately $62.4 million, including $8.4 million of reimbursable costs. For the Predecessor Period, operating costs were $25.2 million, including $1.4 million of reimbursable costs. Operating costs in the respective periods were dependent on the operational status of the rigs.

General and administrative expenses: General and administrative expenses for the Current Period and the Successor Period were $23.0 million and $17.9 million, respectively, which included $9.7 million and $4.3 million, respectively, in increased legal expenses associated with our internal FCPA investigation and the Petrobras arbitration. Similar charges incurred in the Predecessor Period totaled $531,000.

Depreciation expense: For the Predecessor Period, depreciation expense was based on the historical cost basis of our property and equipment. Upon our emergence from bankruptcy, we applied the provisions of fresh-start accounting and revalued our property and equipment to fair value which resulted in a significant decrease in those values. Depreciation expense for the Current Period and the Successor Period is based on the reduced asset values of property and equipment as a result of the adoption of fresh-start accounting.

Interest expense and other financing charges: Interest expense for the Current Period and for the Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy on February 10, 2016. Interest expense for the Predecessor Period was calculated on the old credit agreement as provided for in the Reorganization Plan and on the VDC Note issued in connection with the Reorganization Plan. Interest expense for the Current Period and for the Successor Period includes approximately $28.4 million and $22.1 million of non-cash payment in kind interest and deferred financing costs, respectively.

Reorganization items: In the Predecessor Period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC. During the Successor Period we incurred $641,000 in professional fee expenses in connection with our bankruptcy cases.

Income tax expense: Our estimated annualized effective tax rates for the Current Period was negative 7.6% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Successor Period and the Predecessor Period were negative 9.4% based on estimated annualized loss or profit before income taxes in the respective periods, excluding income tax discrete items. For all periods, we had a loss before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of approximately $230.6 million, including approximately $200.9 million of cash available for general corporate purposes. Scheduled principal debt maturities and interest payments through December 31, 2018 are approximately $34.4 million. We anticipate expenditures through December 31, 2018 for sustaining capital expenditures on our rig fleet, capital spares, information technology and other general corporate projects to be approximately $5.1 million to $6.3 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, we anticipate expenditures for maintenance and repairs and equipment certifications on our rigs in preparation for future contracts. Through December 31, 2018, we anticipate incremental expenditures for fleet reactivation, special periodic surveys and major repair and maintenance expenditures to be approximately $25.3 million to $30.9 million. As of June 30, 2017 we had $12.5 million available for the issuance of letters of credit under our revolving letter of credit facility.

In February 2017, we executed a purchase and sale agreement with a third party to acquire the Vantage 260 jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made upon execution of the agreement and the remaining $11.7 million was paid upon closing on April 5, 2017.

The table below includes a summary of our cash flow information for periods indicated.

	Successor		Predecessor
(unaudited, in thousands)	Six Months Ended June 30, 2017	Period from February 10, 2016 to June 30, 2017	Period from January 1, 2016 to February 10, 2016
Cash flows provided by (used in):
Operating activities	$(15,869)	$204	$(21,365)
Investing activities	(14,203)	(7,982)	116
Financing activities	(715)	(766)	66,875

Changes in cash flows from operating activities are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) during the periods. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for the acquisition of the Vantage 260 totaled $13.0 million in the six months ended June 30, 2017. In the Predecessor Period from January 1, 2016 to February 10, 2016, we received proceeds of $73.9 million, net of debt issuance costs of $2.3 million, from the issuance of the 10% Second Lien Notes. Additionally, we made a $7.0 million payment on our pre-petition credit agreement.

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

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. Information regarding our legal proceedings is set forth in “Note 8. Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

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

Upon emergence from bankruptcy, we adopted fresh-start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheets. The effects of the Reorganization Plan and the application of fresh-start accounting are reflected in our consolidated balance sheet as of December 31, 2016 and the related adjustments thereto were recorded in our consolidated statement of operations as reorganization items for the period January 1, 2016 to February 10, 2016.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of June 30, 2017, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. We had no deferred revenues under drilling contracts at June 30, 2017 or December 31, 2016.

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

Interest Rate Risk: As of June 30, 2017, we had approximately $140.9 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of June 30, 2017, the 1-month LIBOR rate was 1.23% and the current interest rate on the 2016 Term Loan Facility is 7.73%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR (above the LIBOR floor) we would be subject to an increase in interest expense of $1.4 million per annum based on June 30, 2017 outstanding principal amounts. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2017, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 8. Commitments and Contingencies” located in the Notes to Unaudited Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Third Amended and Restated Memorandum and Articles of Association of the Company		8-K	333-159299-15	3.01	08/05/16
4.1	Second Amended and Restated Credit Agreement by and between Offshore Group Investment Limited, certain subsidiaries thereof as Guarantors, the lenders from time to time party thereto as Lenders and Royal Bank of Canada as Administrative Agent and Collateral Agent, dated as of February 17, 2016		8-K	333-159299-15	4.1	02/17/16
4.2	Second Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016		8-K	333-159299-15	4.2	02/17/16
4.3	Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016		8-K	333-159299-15	4.3	02/17/16
4.4	Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016		S-1	333-212081	4.4	06/16/16
4.5	Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016		8-K	333-159299-15	10.1	02/17/16
4.6	Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the		8-K	333-159299-15	10.3	02/17/16

4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
12.1	Statement re Computation of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

** These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

Date: August 2, 2017	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Third Amended and Restated Memorandum and Articles of Association of the Company		8-K	333-159299-15	3.01	08/05/16
4.1	Second Amended and Restated Credit Agreement by and between Offshore Group Investment Limited, certain subsidiaries thereof as Guarantors, the lenders from time to time party thereto as Lenders and Royal Bank of Canada as Administrative Agent and Collateral Agent, dated as of February 17, 2016		8-K	333-159299-15	4.1	02/17/16
4.2	Second Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016		8-K	333-159299-15	4.2	02/17/16
4.3	Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016		8-K	333-159299-15	4.3	02/17/16
4.4	Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016		S-1	333-212081	4.4	06/16/16
4.5	Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016		8-K	333-159299-15	10.1	02/17/16
4.6	Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the		8-K	333-159299-15	10.3	02/17/16

4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
12.1	Statement re Computation of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

** These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.