Form 10-Q
period 2017-09-30
VANTAGE DRILLING INTERNATIONAL
filed 2017-11-07
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of Vantage Drilling International ordinary shares outstanding as of October 20, 2017 is 5,000,053 shares.

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
•

operations in international markets, including geopolitical risk, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

•	any non-compliance with the U.S. Foreign Corrupt Practices Act and any other anti-corruption laws; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$198,637	$231,727
Trade receivables	36,103	20,850
Inventory	43,675	45,206
Prepaid expenses and other current assets	16,158	12,423
Total current assets	294,573	310,206
Property and equipment
Property and equipment	904,327	902,241
Accumulated depreciation	(123,215)	(67,713)
Property and equipment, net	781,112	834,528
Other assets	22,384	15,694
Total assets	$1,098,069	$1,160,428

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$46,182	$35,283
Accrued liabilities	20,073	18,448
Current maturities of long-term debt	4,430	1,430
Total current liabilities	70,685	55,161
Long–term debt, net of discount and financing costs of $68,564 and $105,568	904,084	867,372
Other long-term liabilities	9,899	11,335
Commitments and contingencies (Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(260,576)	(147,417)
Total shareholders' equity	113,401	226,560
Total liabilities and shareholders’ equity	$1,098,069	$1,160,428

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30, 2017	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
Revenue
Contract drilling services	$51,831	$34,755	$137,672	$99,715	$20,891
Management fees	342	993	1,148	3,664	752
Reimbursables	5,523	4,194	14,188	14,860	1,897
Total revenue	57,696	39,942	153,008	118,239	23,540
Operating costs and expenses
Operating costs	49,848	30,983	119,030	93,387	25,213
General and administrative	6,949	10,128	29,929	27,991	2,558
Depreciation	18,538	18,977	55,531	49,434	10,696
Total operating costs and expenses	75,335	60,088	204,490	170,812	38,467
Loss from operations	(17,639)	(20,146)	(51,482)	(52,573)	(14,927)
Other income (expense)
Interest income	231	11	587	26	3
Interest expense and other financing charges (contractual interest of $23,219 for the period from January 1, 2016 to February 10, 2016)	(19,258)	(18,722)	(57,180)	(48,144)	(1,728)
Other, net	858	669	2,073	987	(69)
Reorganization items	—	35	—	(606)	(452,919)
Bargain purchase gain	—	—	1,910	—	—
Total other expense	(18,169)	(18,007)	(52,610)	(47,737)	(454,713)
Loss before income taxes	(35,808)	(38,153)	(104,092)	(100,310)	(469,640)
Income tax provision	4,260	3,373	9,067	5,978	2,371
Net loss	(40,068)	(41,526)	(113,159)	(106,288)	(472,011)
Net loss attributable to noncontrolling interests	—	—	—	—	(969)
Net loss attributable to VDI	$(40,068)	$(41,526)	$(113,159)	$(106,288)	$(471,042)
Net loss per share, basic and diluted	$(8.01)	$(8.31)	$(22.63)	$(21.26)	N/A
Weighted average successor ordinary shares outstanding, basic and diluted	5,000	5,000	5,000	5,000	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2017	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,159)	$(106,288)	$(472,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	55,531	49,434	10,696
Amortization of debt financing costs	351	310	—
Amortization of debt discount	36,653	31,075	—
Amortization of contract value	3,095	—	—
PIK interest on the Convertible Notes	5,692	4,822	—
Reorganization items	—	—	430,210
Share-based compensation expense	2,882	76	—
Gain on bargain purchase	(1,910)	—	—
Deferred income tax benefit	(3,489)	(2,660)	—
Loss on disposal of assets	191	634	—
Changes in operating assets and liabilities, net of businesses acquired:
Restricted cash	—	1,000	(1,000)
Trade receivables	(15,253)	53,405	(3,575)
Inventory	1,531	(1,856)	223
Prepaid expenses and other current assets	(1,685)	(47)	6,893
Other assets	5,947	(1,823)	941
Accounts payable	10,899	2,136	(14,890)
Accrued liabilities and other long-term liabilities	(4,688)	(26,935)	21,148
Net cash (used in) provided by operating activities	(17,412)	3,283	(21,365)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,606)	(10,107)	116
Cash paid for Vantage 260 acquisition	(13,000)	—	—
Net cash (used in) provided by investing activities	(14,606)	(10,107)	116
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,072)	(1,072)	(7,000)
Proceeds from issuance of 10% Second Lien Notes	—	—	75,000
Debt issuance costs	—	(51)	(1,125)
Net cash (used in) provided by financing activities	(1,072)	(1,123)	66,875
Net (decrease) increase in cash and cash equivalents	(33,090)	(7,947)	45,626
Cash and cash equivalents—beginning of period	231,727	249,046	203,420
Cash and cash equivalents—end of period	$198,637	$241,099	$249,046
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$12,575	$10,134	$1,568
Income taxes (net of refunds)	13,253	15,445	(1,864)
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$3,780	$2,911	$—
Additional notes issued for backstop premium	—	—	1,125

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

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig has been renamed the Vantage 260. In August 2017 we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig to fulfill the drilling contract. On October 19, 2017, we entered into a purchase and sale agreement to sell the Vantage 260 for $5.1 million. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2017.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of September 30, 2017, taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.02 of principal of Convertible Notes.

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

Other Events: In July 2015, we became aware that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (the “SEC”) to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation into the Company concerning the possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) in the Petrobras matter and indicating that the DOJ has closed such investigation without any action. Although the DOJ’s investigation into this matter has closed, we cannot predict the outcome of the SEC’s investigation, which remains open, and if the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2017, for the three and nine months ended September 30, 2017, for the three months ended September 30, 2016, for the period from February 10, 2016 to September 30, 2016 and for the period from January 1, 2016 to February 10, 2016 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries and variable interest entities (“VIEs”) discussed below. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The consolidated balance sheet at December 31, 2016 is derived from our December 31, 2016 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over the estimated fair value.  In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of September 30, 2017, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible assets: In connection with our acquisition of the Vantage 260 and related multi-year drilling contract, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset is being amortized on a straight-line basis over the term of the drilling contract. We recognized approximately $1.5 million and $3.1 million of amortization expense for intangible assets for the three and nine months ended September 30, 2017, respectively.

Expected future intangible asset amortization as of September 30, 2017 is as follows:

(in thousands)
Fiscal year:
Remaining 2017	$1,591
2018	6,311
2019	1,643
Thereafter	-
Total	$9,545

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of September 30, 2017 or December 31, 2016.

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

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the consolidated balance sheet principally due to the short-term nature or floating rate nature of these instruments. At September 30, 2017, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $142.3 million, $73.1 million and $808.2 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

Recent Accounting Standards: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes most of the existing revenue recognition requirements in U.S. GAAP, including industry-specific guidance. The ASU is based on the principle that revenue is recognized when an entity transfers promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires significant additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, using either a full or a modified retrospective application approach. We plan to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach whereby we will record the cumulative effect of applying the new standard to all outstanding contracts as of January 1, 2018 as an adjustment to opening retained earnings.

When applying the new standard, we currently plan to account for the integrated services provided within our drilling contracts as a single performance obligation composed of a series of distinct time increments, which will be satisfied over time. We will determine the total transaction price for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. Consideration that does not relate to a distinct good or service, such as mobilization and demobilization revenue, will be allocated across the single performance obligation and recognized ratably each period over the term of the contract. All other components of consideration within a contract, including the dayrate revenue, will continue to be recognized in the period when the services are performed. We expect our revenue recognition under ASU 2014-09 to differ from our current revenue recognition pattern only as it relates to demobilization revenue. Demobilization revenue, which is currently recognized upon completion of a drilling contract, will be estimated at contract commencement and recognized over the term of the contract under the new guidance. Additionally, we currently expect that the cumulative effect adjustment to opening retained earnings required by the modified retrospective adoption approach will not be significant as it will primarily consist of the impact of the timing difference related to recognition of demobilization revenue for affected contracts. Not all drilling contracts include a demobilization provision. Our adoption of ASU No, 2014-09, and the ultimate effect on our consolidated financial statements, is subject to potential change as we continue to evaluate application of the accounting standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.  A modified retrospective approach is required. We expect to adopt ASU 2016-02 on January 1, 2019. Under the updated accounting standards, we have concluded that our drilling contracts contain a lease component, and our adoption, therefore, will require that we separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. Our adoption of ASU No. 2016-02, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could result in differences in the timing of our revenue recognition relative to current accounting standards. With respect to leases whereby we are the lessee we expect to recognize lease liabilities and corresponding “right of use” assets.  We are continuing to evaluate the requirements with regard to arrangements under which we are either the lessor or lessee, to determine the effect such requirements may have on our consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 utilizing a retrospective transition approach. Early adoption is permitted, provided that all amendments are adopted in the same period. We are currently evaluating the provisions of ASU 2016-15 but do not expect the standard update to have a significant impact on the presentation of cash receipts and cash payments within our consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 utilizing a prospective basis on or after the effective date. Early adoption is permitted. We are currently evaluating the provisions of ASU No. 2017-01 but do not expect the standard update to have a significant impact, if any, on our financial statements and related disclosures.

3. Acquisitions

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig has been renamed the Vantage 260. In August 2017 we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig to fulfill the contract. The Vantage 260 is currently classified as held for sale. We accounted for the acquisition as a business combination in accordance with accounting guidance which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table provides the estimated fair values of the assets acquired and liabilities assumed.

(in thousands)
Total cash consideration	$13,000

Purchase price allocation:
Drilling contract value	12,640
Rig equipment to be sold (net of disposal costs)	2,050
Drillpipe assets	700
Severance liabilities assumed	(480)
Net assets acquired	14,910

Bargain purchase gain	$1,910

Under accounting guidance, a bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of approximately $1.9 million related to the acquisition in the nine months ending September 30, 2017. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Pro forma results of operations related to the acquisition have not been presented because they are not material to our consolidated statement of operations.

4. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30, 2017	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
(unaudited, in thousands)
Professional fees	$—	$(35)	$—	$606	$22,712
Net gain on settlement of LSTC	—	—	—	—	(1,630,025)
Fresh-start adjustments	—	—	—	—	2,060,232
	$—	$(35)	$—	$606	$452,919

For the nine months ended September 30, 2017, and for the periods from February 10, 2016 to September 30, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $208,000, $15.9 million and $7.3 million, respectively.

5. Debt

Our debt was composed of the following:

	September 30, 2017	December 31, 2016
(unaudited, in thousands)
2016 Term Loan Facility	$140,497	$141,570
10% Second Lien Notes, net of financing costs of $1,522 and $1,873	74,604	74,252
Convertible Notes, net of discount of $67,042 and $103,695	693,413	652,980
	908,514	868,802
Less current maturities of long-term debt	4,430	1,430
Long-term debt, net	$904,084	$867,372

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. We have issued $19.3 million in letters of credit as of September 30, 2017.

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The term loans are currently bearing interest at 7.7%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500 which commenced in March 2016.

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

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of September 30, 2017, taking into account the payment of PIK interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $175.02 of principal of Convertible Notes. As of September 30, 2017, we would be required to issue approximately 8.0 million New Shares if the Convertible Notes were converted.

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

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing our 10% Second Lien Notes, Convertible Notes or 2016 Term Loan Facility, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements. In addition, in connection with their investigation, if the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, and if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

6. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of September 30, 2017, 5,000,053 ordinary shares were issued and outstanding.

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

During the nine months ended September 30, 2017, we granted to employees 29,008 time-based restricted stock units (“TBGs”) and 67,685 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. In March 2017, four directors were granted 415 TBGs each, or a total of 1,660 TBGs. The TBGs vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. We recognized approximately $1.2 million and $76,000 of share-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and for the period from February 10, 2016 to September 30, 2016, we recognized $2.9 million and $76,000, respectively of share-based compensation expense. In the nine months ended September 30, 2017, 11,237 of previously granted TBGs vested.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. For the quarter ended September 30, 2017, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

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

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Nobu Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these  developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation into the Company concerning the possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) in the Petrobras matter and indicating that the DOJ has closed such investigation without any action. Although the DOJ’s investigation into this matter has closed, we cannot predict the outcome of the SEC’s investigation, which remains open, and if the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2017	December 31, 2016
(unaudited, in thousands)
Prepaid insurance	$209	$782
Sales tax receivable	7,269	7,129
Income tax receivable	1,267	1,025
Other receivables	135	74
Assets held for sale	2,050	—
Other	5,228	3,413
	$16,158	$12,423

Property and Equipment, net

Property and equipment, net, consisted of the following:

	September 30, 2017	December 31, 2016
(unaudited, in thousands)
Drilling equipment	$882,897	$880,267
Assets under construction	1,487	2,138
Office and technology equipment	18,778	18,764
Leasehold improvements	1,165	1,072
	904,327	902,241
Accumulated depreciation	(123,215)	(67,713)
Property and equipment, net	$781,112	$834,528

Other Assets

Other assets consisted of the following:

	September 30, 2017	December 31, 2016
(unaudited, in thousands)
Contract value, net	$9,545	$—
Performance bond collateral	—	3,197
Deferred certification costs	4,004	4,885
Deferred mobilization costs	2,387	4,194
Deferred income taxes	5,329	2,237
Deposits	1,119	1,181
	$22,384	$15,694

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
(unaudited, in thousands)
Interest	$3,925	$104
Compensation	9,718	11,289
Income taxes payable	4,521	5,008
Other	1,909	2,047
	$20,073	$18,448

Transactions with Former Parent Company

The Company's Consolidated Statement of Operations included the following transactions with VDC for the periods indicated:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30, 2017	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
(unaudited, in thousands)
Interest income	$—	$7	$—	$18	$3
Interest expense	—	—	—	—	(662)
	$—	$7	$—	$18	$(659)

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the periods indicated:

	September 30, 2017	December 31, 2016
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction and preservation management services when stacked.  In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. In January 2017, we signed an agreement to manage the preservation of two ultra-deepwater drillships for a third party. Our management business represented approximately 0.6%, 0.8%, 2.5%, 3.1% , 3.2%, of our total revenue for the three and nine months ended September 30, 2017, for the three months ended September 30, 2016, for the period from February 10, 2016 to September 30, 2016 and for the period from January 1, 2016 to February 10, 2016, respectively.

For the three and nine months ended September 30, 2017 and 2016, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations.  Four customers accounted for approximately 47%, 22%, 11% and 10% of consolidated revenue for the three months ended September 30, 2017. For the nine months ended September 30, 2017, four customers accounted for approximately 53%, 14%, 14% and 11% of consolidated revenue. For the three months ended September 30, 2016, two customers accounted for approximately 66% and 19%  of consolidated revenue. Three customers accounted for approximately 56%, 19% and 15% of consolidated revenue for the period from February 10, 2016 to September 30, 2016.  Three customers accounted for approximately 58%, 18% and 14% of consolidated revenue for the period from January 1, 2016 to February 10, 2016.

Our revenue by country was as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30, 2017	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
(unaudited, in thousands)
Congo	$39,830	$26,385	$102,517	$65,664	$13,769
Malaysia	6,460	7,783	20,965	22,743	3,319
Indonesia	—	—	—	18,062	4,214
Qatar	5,882	—	17,574	—	—
Other countries (a)	5,524	5,774	11,952	11,770	2,238
Total revenues	$57,696	$39,942	$153,008	$118,239	$23,540
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows:

	September 30, 2017	December 31, 2016
(unaudited, in thousands)
Congo	$261,672	$277,305
Malaysia	264,647	280,689
South Africa	183,634	196,473
Other countries (a)	71,159	80,061
Total property and equipment	$781,112	$834,528
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2017 and our results of operations for the three and nine months ended September 30, 2017, for the three months ended September 30, 2016 and for the periods from February 10, 2016 to September 30, 2016 (the “Successor Period”) and from January 1, 2016 to February 10, 2016 (the “Predecessor Period”). The Successor Period and the Predecessor Period referred to in the results of operations are two distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of October 20, 2017.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Operating
Vantage 260 (1)	1979	250	20,000	Held for sale
Drillships (2)
Platinum Explorer	2010	12,000	40,000	Mobilizing
Titanium Explorer	2012	12,000	40,000	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Operating

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of September 30, 2017, taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.02 of principal of Convertible Notes.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency (the “Agency”), in their October 2017 Oil Market Report, estimates that average demand will increase by approximately 1.6 million barrels per day or 1.6% in 2017 from 96.6 million barrels per day to 98.2 million barrels per day. The Agency forecasts a slightly lower growth in demand of 1.4 million barrels per day for 2018, when global demand is estimated to reach 99.6 million barrels per day. While this represents favorable growth in demand, it has not been enough to fully offset surplus production and high inventories remain, which continue to depress oil prices. Continuing uncertainty around the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”) and the incremental production capacity in non-OPEC countries, including growing production from the U.S. shale activity, continue to contribute to an uncertain oil price environment.

As a result of the persistence of reduced oil prices since 2014, exploration and development companies have significantly reduced capital expenditures during this period and historically low levels of spending are expected for 2017 and 2018. Recent analyst surveys of exploration and production spending indicate that oil and gas companies continue to reduce capital expenditures and we expect that the offshore drilling programs of operators will remain curtailed until higher, sustainable crude oil prices are achieved. Accordingly, we anticipate that our industry will experience depressed market conditions through 2017 and 2018.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. There are currently 97 jackups and 31 deepwater floaters on order at shipyards per Bassoe Offshore A.S. with scheduled deliveries extending out to April 2021. While 25 jackups and 12 deepwater floaters are scheduled for delivery through December 31, 2017, it is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Since June 2014, 101 rigs, with an average age of approximately 36 years, have been announced for recycling according to Bassoe Offshore AS. Of these 101 rigs, 69 are semisubmersibles, 15 are drillships and 17 are jackups. We expect drilling rig cold stacking, scrapping and conversion to non-drilling use to continue during 2017 and 2018. While we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2017 or in 2018.

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of September 30, 2017 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2017	2018	2017	2018	Beyond
Jackups	100%	40%	$22,944	$40,146	$7,727
Drillships	55%	61%	$38,825	$124,186	$67,727

In June 2017, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a three year contract from Oil and Natural Gas Company. The Platinum Explorer is currently mobilizing to India for planned commencement of operations in the fourth quarter of 2017.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30, 2017	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
	2017	2016
Jackups
Rigs available (at end of period)	4	4	4	4	4
Available days (1)	439	368	1,250	936	160
Utilization (2)	93.8%	25.6%	76.4%	43.4%	53.6%
Average daily revenues (3)	$63,263	$112,205	$64,269	$94,794	$88,347
Deepwater
Rigs available	3	3	3	3	3
Available days (1)	276	276	819	702	120
Utilization (2)	33.3%	33.1%	33.2%	33.2%	33.3%
Average daily revenues (3)	$280,191	$265,000	$281,040	$262,271	$332,715

(1)	Available days are the total number of rig calendar days in the period. Rigs are removed upon classification as held for sale and no longer eligible to earn revenue.
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

For the Three Months Ended September 30, 2017 and 2016

Net loss for the three months ended September 30, 2017 (the “Current Quarter”) was $40.1 million, or $8.01 per basic and diluted share, on operating revenues of $57.7 million, compared to net loss for the three months ended September 30, 2016 (the “Comparable Quarter”) of $41.5 million, or $8.31 per basic and diluted share, on operating revenues of $39.9 million.

The following table is an analysis of our operating results for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Change
	2017	2016	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$51,831	$34,755	$17,076	49%
Management fees	342	993	(651)	-66%
Reimbursables	5,523	4,194	1,329	32%
Total revenues	57,696	39,942	17,754	44%
Operating costs and expenses
Operating costs	49,848	30,983	18,865	61%
General and administrative	6,949	10,128	(3,179)	-31%
Depreciation	18,538	18,977	(439)	-2%
Total operating costs and expenses	75,335	60,088	15,247	25%
Loss from operations	(17,639)	(20,146)	2,507	-12%
Other income (expense)
Interest income	231	11	220	**
Interest expense and financing charges	(19,258)	(18,722)	(536)	3%
Other, net	858	669	189	28%
Reorganization items	-	35	(35)	-100%
Total other expense	(18,169)	(18,007)	(162)	1%
Loss before income taxes	(35,808)	(38,153)	2,345	-6%
Income tax provision	4,260	3,373	887	26%
Net loss	$(40,068)	$(41,526)	$1,458	-4%
** Not a meaningful percentage.

Revenue: Total revenue increased 44% and contract drilling revenue increased 49% for the Current Quarter as compared to the Comparable Quarter. The increase in contract drilling revenue in the Current Quarter was primarily due to improved utilization on our jackup fleet, with an aggregate of 317 incremental revenue-earning days, including 71 additional days attributable to the addition of the Vantage 260, contributing $5.5 million in increased revenue. Increased average dayrates and revenue efficiencies on the Tungsten Explorer contributed an incremental $1.6 million contract drilling revenue in the Current Quarter.

Management fees and reimbursable revenue for the Current Quarter were $0.3 million and $5.5 million, respectively, as compared to $1.0 million and $4.2 million, respectively, in the Comparable Quarter. The decrease in management fees was primarily due to the completion of the construction of a managed drillship in 2016. The increase in reimbursable revenue was primarily a result of the increases in jackup utilization.

Operating costs: Operating costs for the Current Quarter increased 61% as compared to the Comparable Quarter. Jackup utilization changes resulted in an incremental $11.6 million, including $1.6 million for non-cash amortization of the contract value acquired with the Vantage 260.  Deepwater operating costs increased $7.3 million due primarily to incremental costs for the reactivation of the Platinum Explorer for an upcoming contract in India.

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to a $1.4 million decrease in legal expenses associated with our internal FCPA investigation and the Petrobras arbitration. Additionally, the Comparable Quarter included accrued severance costs in connection with the resignations of former executives.

Depreciation expense: Depreciation expense for the Current Quarter was consistent with the Comparable Quarter.

Interest expense and other financing charges: Interest expense for the Current Quarter was consistent with the Comparable Quarter. Interest expense includes non-cash discount accretion, payment-in-kind interest and deferred financing costs totaling approximately $14.3 million and $14.1 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: Our functional currency is the U.S. dollar; however a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $0.9 million and $0.7 million were included in other, net, for the Current Quarter and the Comparable Quarter, respectively.

Income tax expense: Income tax expense increased in the Current Quarter as compared to the Comparable Quarter due to an increase in revenue in the Current Quarter and the impact of the annualized effective tax rate.

For the Nine months ended September 30, 2017 and the Successor and Predecessor Periods

Net loss for the nine months ended September 30, 2017 (the “Current Period”) was $113.2 million, or $22.63 per basic and diluted share, on operating revenues of $153.0 million and net loss for the Successor Period was $106.3 million, or $21.26 per basic and diluted share, on operating revenues of $118.2 million. Net loss attributable to VDI for the Predecessor Period was $471.0 million, on operating revenues of $23.5 million.

The following table is an analysis of our operating results for the Current Period, the Successor Period and the Predecessor Period.

	Successor		Predecessor
	Nine Months Ended September 30, 2017	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
(unaudited, in thousands)
Revenues
Contract drilling services	$137,672	$99,715	$20,891
Management fees	1,148	3,664	752
Reimbursables	14,188	14,860	1,897
Total revenues	153,008	118,239	23,540
Operating costs and expenses
Operating costs	119,030	93,387	25,213
General and administrative	29,929	27,991	2,558
Depreciation	55,531	49,434	10,696
Total operating costs and expenses	204,490	170,812	38,467
Loss from operations	(51,482)	(52,573)	(14,927)
Other income (expense)
Interest income	587	26	3
Interest expense and financing charges	(57,180)	(48,144)	(1,728)
Other, net	2,073	987	(69)
Reorganization items	-	(606)	(452,919)
Bargain purchase gain	1,910	-	-
Total other expense	(52,610)	(47,737)	(454,713)
Loss before income taxes	(104,092)	(100,310)	(469,640)
Income tax provision	9,067	5,978	2,371
Net loss	(113,159)	(106,288)	(472,011)
Net loss attributable to noncontrolling interests	-	-	(969)
Net loss attributable to VDI	$(113,159)	$(106,288)	$(471,042)

Revenue: During the Current Period jackup utilization averaged 76% with both the Emerald Driller and the Aquamarine Driller working throughout and the remaining three jackups working a combined additional 410 days generating a combined average daily revenue of $64,268 across the jackup fleet. During the Successor Period, only the Aquamarine Driller worked the entire period with the remaining three jackups working a combined additional 175 days at a combined average daily revenue of $94,794. In the Predecessor period of January 1, 2016 to February 10, 2016, our jackups had an aggregate 86 revenue earning days at average daily revenue of approximately $88,347.

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

Management fees for the Current Period, the Successor Period and the Predecessor Period averaged approximately $4,206 per day, $15,658 per day and $18,810 per day, respectively. Reimbursable revenue for the Current Period and the Successor Period was $14.2 million and $14.9 million, respectively, with six rigs working part of the Current Period and four working for part of the Successor Period. Reimbursable revenue for the Predecessor Period was $1.9 million when three rigs worked for the entire period.

Operating costs: Operating costs for the Current Period were approximately $119.0 million, including $8.2 million of reimbursable costs. Operating costs for the Successor Period were approximately $93.4 million, including $11.9 million of reimbursable costs. For the Predecessor Period, operating costs were $25.2 million, including $1.4 million of reimbursable costs. Operating costs in the respective periods were dependent on the operational status of the rigs.

General and administrative expenses: General and administrative expenses for the Current Period and the Successor Period were $29.9 million and $28.0 million, respectively, including $10.9 million and $6.8 million, respectively, in legal expenses associated with our internal FCPA investigation and the Petrobras arbitration. Similar charges incurred in the Predecessor Period totaled $531,000.

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

Interest expense and other financing charges: Interest expense for the Current Period and for the Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy on February 10, 2016. Interest expense for the Predecessor Period was calculated on the old credit agreement as provided for in the Reorganization Plan and on the VDC Note issued in connection with the Reorganization Plan. Interest expense for the Current Period and for the Successor Period includes approximately $42.7 million and $36.2 million of non-cash payment in kind interest and deferred financing costs, respectively.

Reorganization items: In the Predecessor Period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC. During the Successor Period we incurred $606,000 in professional fee expenses in connection with our bankruptcy cases.

Bargain purchase gain: We recorded a bargain purchase gain of $1.9 million during the Current Period related to our Vantage 260 acquisition. The gain on bargain purchase resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the acquisition over the purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Other, net: Net foreign currency exchange gains included in other, net for the Current Period and the Successor Period were $2.3 million and $1.0 million, respectively. Foreign currency exchange gains or losses included in other, net in the Predecessor Period were insignificant.

Income tax expense: Our estimated annualized effective tax rate for the Current Period was negative 8.8% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Successor Period and the Predecessor Period were negative 9.4% based on estimated annualized loss or profit before income taxes in the respective periods, excluding income tax discrete items. For all periods, we had a loss before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of approximately $233.9 million, including approximately $198.6 million of cash available for general corporate purposes. Scheduled principal debt maturities and interest payments through December 31, 2018 are approximately $31.1 million. We anticipate expenditures through December 31, 2018 for sustaining capital expenditures on our rig fleet, capital spares, information technology and other general corporate projects to be approximately $3.1 million to $3.8 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, we anticipate expenditures for maintenance and repairs and equipment certifications on our rigs in preparation for future contracts. Through December 31, 2018, we anticipate incremental expenditures for fleet reactivation, special periodic surveys and major repair and maintenance expenditures to be approximately $15.8 million to $19.4 million. As of September 30, 2017 we had $12.7 million available for the issuance of letters of credit under our revolving letter of credit facility.

In February 2017, we executed a purchase and sale agreement with a third party to acquire the Vantage 260 jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made upon execution of the agreement and the remaining $11.7 million was paid upon closing on April 5, 2017.

The table below includes a summary of our cash flow information for periods indicated.

	Successor		Predecessor
(unaudited, in thousands)	Nine Months Ended September 30, 2017	Period from February 10, 2016 to September 30, 2016	Period from January 1, 2016 to February 10, 2016
Cash flows provided by (used in):
Operating activities	$(17,412)	$3,283	$(21,365)
Investing activities	(14,606)	(10,107)	116
Financing activities	(1,072)	(1,123)	66,875

Changes in cash flows from operating activities are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) during the periods. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for the acquisition of the Vantage 260 totaled $13.0 million in the nine months ended September 30, 2017. In the Predecessor Period from January 1, 2016 to February 10, 2016, we received proceeds of $73.9 million, net of debt issuance costs of $2.3 million, from the issuance of the 10% Second Lien Notes. Additionally, we made a $7.0 million payment on our pre-petition credit agreement.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of September 30, 2017, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. We had no deferred revenues under drilling contracts at September 30, 2017 or December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of reduced oil prices has negatively impacted the offshore contract drilling business as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk: As of September 30, 2017, we had approximately $140.5 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of September 30, 2017, the 1-month LIBOR rate was 1.24% and the current interest rate on the 2016 Term Loan Facility is 7.74%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR (above the LIBOR floor) we would be subject to an increase in interest expense of $1.4 million per annum based on September 30, 2017 outstanding principal amounts. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2017, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Third Amended and Restated Memorandum and Articles of Association of the Company		8-K	333-159299-15	3.01	08/05/16
4.1	Second Amended and Restated Credit Agreement by and between Offshore Group Investment Limited, certain subsidiaries thereof as Guarantors, the lenders from time to time party thereto as Lenders and Royal Bank of Canada as Administrative Agent and Collateral Agent, dated as of February 17, 2016		8-K	333-159299-15	4.1	02/17/16
4.2	Second Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016		8-K	333-159299-15	4.2	02/17/16
4.3	Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016		8-K	333-159299-15	4.3	02/17/16
4.4	Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016		S-1	333-212081	4.4	06/16/16
4.5	Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016		8-K	333-159299-15	10.1	02/17/16
4.6	Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16

4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
12.1	Statement re Computation of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

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

VANTAGE DRILLING INTERNATIONAL

Date: November 7, 2017	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)