Form 10-K
period 2017-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2018-03-29
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of the registrant’s ordinary shares outstanding as of February 28, 2018 is 5,000,053 shares.

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

Our Company

Vantage Drilling International (the “Company” or “VDI”), a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.

Restructuring Agreement and Emergence from Voluntary Reorganization under Chapter 11 Proceeding

On December 1, 2015, we and Vantage Drilling Company (“VDC”), our former parent company, entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it was reflected in the consolidated financial statements, at carryover basis, on a retrospective basis. Effective as of the Company’s emergence from bankruptcy on February 10, 2016 (the “Effective Date”), VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 new ordinary shares of the reorganized Company (the “New Shares”) in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.6 million as of such date.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2017, taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.90 of principal of Convertible Notes.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s pre-petition credit agreement was amended and restated (the “Credit Agreement”) to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans (the “2016 Term Loan Facility”).

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

Drilling

Jackups

A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support, at which point the hull is raised out of the water into position to conduct drilling and workover operations. All of our premium jackup rigs were built at PPL Shipyard in Singapore. The design of our premium jackup rigs is the Baker Marine Pacific Class 375. These units are ultra-premium jackup rigs with independent legs capable of drilling in up to 375 feet of water, a cantilever drilling floor and a total drilling depth capacity of approximately 30,000 feet. Additionally, during part of 2017 our fleet included a class 154-44C standard jackup rig, the Vantage 260.

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

The following table sets forth certain information concerning our offshore drilling fleet as of February 28, 2018.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Mobilizing
Topaz Driller	2009	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Titanium Explorer	2012	12,000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12,000	40,000	Congo	Operating
(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments and Subsequent Events

In April 2017, we purchased the Vantage 260, a class 154-44C jackup rig, and related multi-year drilling contract. In August 2017, we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig, to fulfill the drilling contract. On October 19, 2017, we entered into a purchase and sale agreement to sell the Vantage 260. The transaction closed and the Vantage 260 was sold on February 26, 2018.

Since July 2015, the Company has been cooperating in an investigation by the U.S. Department of Justice (“DOJ”) and the SEC arising from allegations that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of our former parent company, VDC, had engaged in an alleged scheme to pay bribes to former Petrobras executives, in violation of the U.S. Foreign Corrupt Practices Act (“FCPA”). In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation and closing the investigation without any action against the Company.  We have continued our cooperation in the investigation by the SEC into the same allegations and have engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve this investigation.  The Company has reached an agreement in principle with the staff relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval.  While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in the second quarter of 2018.  In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million.  If the Commission does not accept the offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition.  For more information about this matter, along with information regarding certain other legal proceedings involving the Company, please see “Item 3-Legal Proceedings.”

During the fourth quarter 2017 our ultra-deepwater drillship the Platinum Explorer commenced its three year contract with ONGC in India.

On January 17, 2018, we announced that our premium jack-up rig, the Aquamarine Driller received a letter of award for a new 18 month contract with Carigali-PTTEPI Operating Company Sdn. Bhd. (“CPOC”).

On January 31, 2018, we announced that our premium jack-up rig, the Topaz Driller entered into a 150 day contract with a customer in West Africa.

Strengths

We believe our primary competitive strengths include the following:

Premium fleet. Our fleet is currently comprised of seven ultra-premium high specification drilling units: four jackup rigs and three drillships. We believe the Emerald Driller, Sapphire Driller, Aquamarine Driller and Topaz Driller are ultra-premium jackup rigs due to their ability to drill in deeper depths, as well as their enhanced operational efficiency and technical capabilities when compared to a majority of the current global jackup rig fleet, which is primarily comprised of older, smaller and less capable rigs using less modern technology. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are ultra-deepwater drillships that are designed to drill in up to 12,000 feet of water. The Titanium Explorer and Tungsten Explorer are further upgraded to have a hook load of 2.5 million pounds, which further enhances their capabilities to drill deep and complex wells in up to 12,000 feet of water. Our drillships are currently equipped to drill in water depths of up to 10,000 feet. We believe 10,000 feet to be the upper-limit water depth currently being developed by leading offshore exploration and production companies, though we also believe that they are evaluating future deepwater development projects in water depths in excess of 10,000 feet.

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

Strategy

Our strategy includes:

Maintain a strong balance sheet and significant liquidity. In response to the significant downturn in the drilling industry, we are strategically preserving our liquidity. Completing the Reorganization Plan significantly reduced our debt service obligations and we have no significant maturities until December 2019. We are working to optimize our workforce for our current level of operations, closely monitoring maintenance and capital expenditures and working to extend our contract backlog.

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

Expand key industry relationships. We are focused on expanding relationships with major, national and independent oil and natural gas companies, focused on international markets, which we believe will allow us to obtain longer-term contracts to build our backlog of business when dayrates and operating margins justify entering into such contracts. We believe that our existing relationships with these companies have contributed to our historically strong contract backlog. Longer-term contracts increase revenue visibility and mitigate some of the volatility in cash flows caused by cyclical market downturns.

Maintain a balance of deepwater and jackup exposure. We believe our customers will continue an emphasis on exploration in both deep and shallow waters due, in part, to technological developments that have made such exploration more feasible and cost-effective. We believe that the water-depth capability of our ultra-deepwater drilling units is attractive to our customers and allows us to compete effectively in obtaining long-term deepwater drilling contracts. We believe our modern fleet of high specification jackups when operated efficiently also allows us to bid effectively in obtaining contracts.

We may seek to manage additional deepwater drilling units and jackup drilling units to service the market.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling units. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time as is the case today. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. As a result of the persistence of reduced oil and gas prices since late 2014, reduced demand for offshore drilling rigs by our customers has continued. The reduced demand is occurring at the same time that drilling rigs continue to be brought into the market or scheduled for delivery resulting in an oversupply of equipment. We expect that these adverse market conditions are likely to continue for the duration of 2018 and potentially beyond.

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

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the years ended December 31, 2017 and 2015 and for the periods from January 1, 2016 to February 10, 2016 and from February 10, 2016 to December 31, 2016, the following customers accounted for more than 10% of our consolidated revenue:

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
Total E&P Congo	51%	58%	58%	32%
ENI Congo SA	15%	---	---	---
Olio Energy Sdn Bhd (1)	13%	19%	14%	---
Total E&P Qatar	11%	---	---	---
Petronas Carigali Ketapang	---	11%	18%	---
Oil & Natural Gas Corporation	---	---	---	25%
Petrobras America Inc.	---	---	---	20%

 (1) Olio Energy Sdn Bhd is a contracting party through which we operate, or have operated, for Petronas Carigali, a subsidiary of the national oil company of Malaysia, and CPOC, a joint venture between Petronas Carigali JDA limited, a subsidiary of the national oil company of Malaysia, and PTTEP International Limited, a subsidiary of the national oil company of Thailand.

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

The following table sets forth certain information concerning the current contract status of our offshore drilling fleet as of February 28, 2018.

Name	Region	Contract End Date	Customer
Emerald Driller	Middle East	Q2 2020	Total E&P Qatar
Sapphire Driller	West Africa	Q2 2019	ENI Congo SA
Aquamarine Driller	Southeast Asia	Q3 2019	CPOC through Olio Energy Sdn Bhd
Topaz Driller	Southeast Asia	Q1 2018	Petronas Carigali Ketapang
Platinum Explorer	India	Q4 2020	Oil & Natural Gas Corporation
Tungsten Explorer	West Africa	Q4 2018	Total E&P Congo

Contract Backlog

As of December 31, 2017, our owned fleet had total drilling contract backlog of approximately $282.1 million. We expect that approximately $177.4 million of our total contract backlog will be performed during 2018, with the remainder performed in subsequent years.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

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

Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. Competition for rigs is usually on a global basis, as these rigs are highly mobile and may be moved, although at a cost that is sometimes substantial, from one region to another in response to demand.

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

Insurance

We maintain insurance coverage that includes coverage for physical damage, third party liability, employer’s liability, war risk, general liability, vessel pollution and other coverage. However, our insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for our seven drilling units is $1.4 billion. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and our drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

Foreign Regulation

Our operations are conducted in foreign jurisdictions and are subject to, and affected in varying degrees by, governmental laws and regulations in countries in which we operate, including laws, regulations and duties relating to the importation and exportation of and operation of drilling units and other equipment, currency conversions and repatriation, oil and natural gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel and the use of local employees and suppliers by foreign contractors. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Furthermore, these regulations have limited the opportunities for international drilling contracts to participate in tenders for contracts or to perform services in certain countries as the governments have strongly favored local service providers. Operations in less developed countries may be subject to legal systems that are not as predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations.  Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate.  The laws and regulations concerning import and export activity, recordkeeping and reporting, import and export control and economic sanctions are complex and constantly changing.  These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations.  Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. Shipments can be delayed and denied import or export for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes.  Shipping delays or denials could cause unscheduled operational downtime.

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

We have historically conducted work in the U.S. Gulf of Mexico and may conduct such work in the future. Although we are not currently conducting any operations under the jurisdiction of U.S. environmental and natural resource agencies, similar restrictions and concerns apply in the jurisdictions in which we currently operate. These requirements and concerns may be more or less stringent than those associated with the following U.S. laws.

Heightened environmental concerns have in many locations, led to greater and more stringent environmental regulation, higher drilling costs, and a more difficult and lengthy well permitting process. Requirements applicable to our operations include regulations that would require us to obtain and maintain specified permits or governmental approvals, control the discharge of materials into the environment, require removal and cleanup of materials that may harm the environment, or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations.

Environmental requirements include water quality laws, regulations and policies that prohibit and/or regulate the discharge of pollutants, including petroleum, into the waters. Certain facilities that store or otherwise handle oil are required to prepare and implement Spill Prevention Control and Countermeasure Plans and Facility Response Plans relating to the possible discharge of oil to surface waters. Violations of monitoring, reporting, permitting and other requirements can result in the imposition of administrative, civil and criminal penalties. Laws governing air emissions and solid and hazardous waste also apply to our operations.

A variety of initiatives intended to enhance vessel security have been adopted in certain jurisdictions where we operate.  For example, these initiatives may require the development of vessel security plans and on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications.

The International Maritime Organization (“IMO”), a specialized agency of the United Nations is responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. Among the various international conventions negotiated by the IMO is the International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions.

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

Employees

At December 31, 2017, we managed a workforce of approximately 930 people, of which approximately 440 were our direct employees.

Available Information

This Annual Report on Form 10-K also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report on Form 10-K. The descriptions contained in this Annual Report on Form 10-K of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the respective definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Vantage Drilling International, Attention: General Counsel, 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056, phone number (281) 404-4700. You can also obtain copies of any of the agreements that are filed as exhibits to this Annual Report on Form 10-K from the SEC through the SEC’s website at www.sec.gov.

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

The offshore contract drilling industry, historically, has been cyclical and volatile with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. According to Bassoe Offshore A.S., there are currently 99 jackups and 29 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to April 2021. It is unclear when or whether delivery of these drilling rigs will occur as many rig deliveries have been deferred and some have been canceled. Notwithstanding such deferrals and cancellations, excess supply may continue to depress the markets in which we operate. Periods of low demand and excess supply intensify competition in our industry and often result in some of our drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of December 31, 2017, we had approximately $980.5 million aggregate principal amount of debt outstanding, consisting of $140.1 million under the 2016 Term Loan Facility, $76.1 million of our 10% Second Lien Notes and approximately $764.3 million of our Convertible Notes (collectively, the “notes”). Subject to the restrictions in our Credit Agreement and the indentures governing our notes, we may incur additional indebtedness. Our high level of indebtedness could have important consequences for an investment in us and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Additionally, each of the agreements governing the 2016 Term Loan Facility and the notes is subject to terms, conditions and covenants, a violation of which would constitute an event of default and could result in the acceleration of the maturity of the obligations. Compliance with certain of these covenants may be beyond our control and we cannot assure you that we will satisfy those requirements. In the event (A) the Company, any guarantor, or any restricted subsidiary that is a significant subsidiary or a group of subsidiaries that, taken together would constitute a significant subsidiary, within the meaning of bankruptcy law (i) commences a voluntary case, (ii) consents to the entry of an order for relief against it in an involuntary case, (iii) consents to the appointment of a custodian of it or for all or substantially all of its property, (iv) makes a general assignment for the benefit of its creditors or (v) is generally not paying its debts as they come due, or (B) a court of competent jurisdiction enters an order or decree under any bankruptcy law that is for relief in an involuntary case, appoints a custodian or orders the liquidation of the Company, any guarantor, or any restricted subsidiary that is a significant subsidiary or a group of subsidiaries that, taken together would constitute a significant subsidiary (and the order or decree remains unstayed and in effect for 60 consecutive days), the secured debt obligations will automatically accelerate with no further action or notice by the debt holders.

If any other event of default occurs under the terms of the notes, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding secured debt may declare the obligation due and payable.  If there is any other event of default under the terms of the Credit Agreement, the Administrative Agent may declare the obligations under the Credit Agreement immediately due and payable. An event of default or acceleration of any of the secured debt obligations will likely cross default and accelerate the other secured debt obligations.

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

If the amounts outstanding in respect of our Credit Agreement, notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

We may be required to repurchase certain of our indebtedness with cash upon a change of control or other triggering events.

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing our 2016 Term Loan Facility and our notes, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of such outstanding debt under such debt agreements at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay such outstanding debt as set forth in the applicable debt agreements. We may not have sufficient funds available to repurchase or repay all of the debt that becomes due and payable pursuant to any such offer, which would constitute an event of default which in turn would likely trigger a default under our existing and any future debt agreements. Moreover, the holders and lenders under such debt agreements and any other of our future debt agreements may also limit our ability to repurchase debt. In that event, we would need to cure or refinance the applicable debt agreements before making an offer to purchase. Additionally, our existing debt agreements and any future indebtedness we incur may restrict our ability to repurchase these notes, including following a fundamental change. We may be unable to repay all of such indebtedness or obtain a waiver. Any requirement to offer to repurchase or repay any of our existing debt may therefore require us to refinance some or all of our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The FCPA and similar worldwide anti-bribery laws (together, anti-corruption laws) prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our extensive training and compliance program, we cannot assure you that our internal control policies and procedures will always protect us from improper acts committed by our directors, employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. laws and regulations prohibit us from using.

In order to effectively compete in some foreign jurisdictions, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for violations of anti-corruption laws (either due to our own acts or omissions, or due to the acts or omissions of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners may not be subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows. In July 2015, we became aware that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation into the Company concerning possible violations of the FCPA by VDC in the Petrobras matter and indicating that the DOJ has closed such investigation without any action. In addition, the Company has engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation.  We have reached an agreement in principle with the staff relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval.  While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in the second quarter of 2018.  In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million.  If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

The international nature of our operations results in additional political, economic, legal and other uncertainties not generally associated with domestic operations.

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

Political disturbances, war, or terrorist attacks and changes in global trade policies and economic sanctions could adversely impact our operations.

Our operations are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas, which may result in extended business interruptions, suspended operations and danger to our employees, or result in claims by our customers of a force majeure situation and payment disputes. Additionally, we are subject to risks of terrorism, piracy, political instability, hostilities, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in many of our areas of operations.

A continued low amount of, or further reduction in, expenditures by oil and natural gas exploration and production companies due to the recent low level of oil and natural gas prices, a decrease in demand for oil and natural gas, or other factors, would adversely affect our business.

Our business, including the utilization rates and dayrates we achieve for our drilling units, depends on the level of activity in oil and natural gas exploration, development and production expenditures of our customers. Oil and natural gas prices and customers’ expectations of potential changes in these prices significantly affect this level of activity. Commodity prices are affected by numerous factors, including the following:

•	changes in global economic conditions;
•	the worldwide supply and demand for oil and natural gas;
•	the cost of exploring for, producing and delivering oil and natural gas;
•	expectations regarding future prices;
•	advances in exploration, development and production technology;
•	the ability or willingness of the OPEC to set and maintain production levels and pricing;
•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
•	the rate of decline of existing and new oil and natural gas reserves;
•	the level of production in non-OPEC countries;
•	domestic and international tax policies;
•	the development and exploitation of alternative fuels;
•	weather;
•	blowouts and other catastrophic events;
•	governmental laws and regulations, including environmental laws and regulations;
•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;
•	volatility in the exchange rate of the U.S. dollar against other currencies; and
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

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2017, four customers accounted for approximately 90% of our revenue. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuses to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

Our drilling contracts are generally short-term, and we could experience reduced profitability if customers reduce activity levels, terminate or seek to renegotiate drilling contracts with us, or if market conditions dictate that we enter into contracts that provide for payment based on a footage or turnkey basis, rather than on a dayrate basis.

Many drilling contracts are short-term, and oil and natural gas companies tend to reduce shallow water activity levels quickly in response to downward changes in oil and natural gas prices. Due to the short-term nature of most of our drilling contracts, a decline in market conditions can quickly affect our business if customers reduce their levels of operations. During depressed market conditions, a customer may no longer need a unit that is currently under contract or may be able to obtain a comparable unit at a lower dayrate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience excessive downtime, operational problems above the contractual limit or safety-related issues, if the drilling unit is a total loss, if the drilling unit is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party.

Some of our current drilling contracts, and some drilling contracts that we may enter into in the future, may include terms allowing customers to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of these contracts are terminated due to downtime, operational problems or failure to deliver. Some of the contracts with customers that we enter into in the future may be cancellable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a drilling unit being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. Under most of our contracts, it is an event of default if we file a petition for bankruptcy or reorganization, which would allow the customer to terminate such contract.

Currently, all of our drilling contracts are dayrate contracts, where we charge a fixed rate per day regardless of the number of days needed to drill the well. While we plan to continue to perform services on a dayrate basis, market conditions may dictate that we enter into contracts that provide for payment based on a footage basis, where we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well, or enter into turnkey contracts, where we agree to drill a well to a specific depth for a fixed price and bear some of the well equipment costs. These types of contracts are riskier for us than a dayrate contract as we would be subject to downhole geologic conditions in the well that cannot always be accurately determined and subject us to greater risks associated with equipment and downhole tool failures. Unfavorable downhole geologic conditions and equipment and downhole tool failures may result in significant cost increases or may result in a decision to abandon a well project which would result in us not being able to invoice revenues for providing services. Any such termination or renegotiation of contracts and unfavorable costs increases or loss of revenue could have a material adverse impact on our financial condition and results of operations.

Our financial results may not reflect historical trends.

Our past financial performance may not be indicative of our future financial performance. We have a limited operating history since our emergence from bankruptcy on February 10, 2016. Further, we became a new entity for financial reporting purposes when we adopted fresh-start accounting as of our emergence from bankruptcy.  As a result, our financial results for periods following our emergence from bankruptcy are different from historical trends and the differences may be material.

Our current backlog of contract drilling revenue may not be fully realized, which may have a material adverse impact on our consolidated statement of financial position, results of operations or cash flows.

As of December 31, 2017, our owned fleet had total drilling contract backlog of approximately $282.4 million. This amount was calculated based on certain estimates and assumptions regarding operations and payments to be received under such drilling contracts. Although management believes that such estimates and assumptions are reasonable, actual amounts received under these contracts could materially differ from the projected amount.  Material differences between the projected contract backlog amount and the amounts actually received pursuant to such contracts could be caused by a number of factors, including rig downtime or suspension of operations. We may not be able to realize the full amount of our contract backlog due to events beyond our control.

We may not be able to replace expiring or terminated contracts for our existing rigs at dayrates that are economically feasible for us.

Due to the cyclical nature and high level of competition in our industry, we may not be able to replace expiring or terminated contracts. Our ability to replace expiring or terminated contracts will depend on prevailing market conditions, the specific needs of our customers, and numerous other factors beyond our control. Additionally, any contracts for our drilling units may be at dayrates that are below existing dayrates, which could have a material adverse effect on our overall business, financial condition, results of operations and future prospects.

The agreements governing our 2016 Term Loan Facility and our notes impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from capitalizing on business opportunities and restrict our ability to operate our business.

The agreements governing our 2016 Term Loan Facility and our notes contain covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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

We may also be prevented from taking advantage of business opportunities because of the limitations imposed on us by the restrictive covenants under the agreements governing the credit agreement and our notes. In addition, restrictions may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. We are also subject to additional restrictions in our 2016 Term Loan Facility and Credit Agreement, and in the future, we may also incur additional debt obligations that might subject us to additional and different restrictive covenants that could further affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all.

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

Offshore drilling operations could be adversely impacted by changes in regulation of offshore oil and gas exploration and development activities. New regulatory requirements in the future could impose greater costs on our operations, which could have a material adverse impact on our results of operations. We do not currently operate in the United States, but may do so in the future. The jurisdictions in which we currently operate have imposed requirements for offshore oil and gas exploration and development activities and, like the U.S., may impose new regulatory requirements in the future.

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

As a result of the number and significance of catastrophic events in the history of the offshore drilling industry, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverages unavailable to us on commercially reasonable terms. During the recent industry downturn, in addition to paying lower day rates, many oil and gas companies  have negotiated less favorable terms with respect to risk allocation and indemnity rights in the drilling service contracts to which we are or may become a party.

While we believe we have reasonable policy limits of property, casualty and liability insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability and business interruption insurance, including coverage for severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, would be adequate should a catastrophic event occur related to our property, plant or equipment, or that our insurers would have adequate financial resources to sufficiently or fully pay related claims or damages. When any of our coverage expires, or when we seek coverage in the future, we cannot guarantee that adequate coverage will be available, offered at reasonable prices, or offered by insurers with sufficient financial soundness. Additionally, we do not have third party windstorm insurance and we may not have windstorm insurance for any vessel that we operate in the Gulf of Mexico in the future. The occurrence of an incident or incidents affecting any one or more of our drilling units could have a material adverse effect on our financial position and future results of operations if asset damage and/or our liability were to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay related claims or damages.

Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.

Many aspects of our operations are affected by governmental laws, regulations and policies that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we currently operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Operations and activities in the United States and its territorial waters are subject to numerous environmental laws and regulations, including the Clean Water Act, the OPA, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Resource Conservation and Recovery Act and MARPOL. Many of the countries in which we currently operate have similar requirements. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit operations.

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

Further, certain governments at the international, national, regional and state level are at various stages of considering or implementing treaties and environmental laws that could limit emissions of greenhouse gases, including carbon dioxide, associated with the burning of fossil fuels.  It is not possible to predict how new laws to address greenhouse gas emissions would impact our business or that of our customers, but these laws and regulations could impose costs on us or negatively impact the market for offshore drilling services, and consequently, our business.

Changes in laws and regulations of jurisdictions where we operate, including those that may impose significant costs and liability on us for environmental and natural resource damages, may adversely affect our operations. The jurisdictions where we operate have modified or may in the future modify their laws and regulations in a manner that would increase our liability for pollution and other environmental damage.

We may be required to make substantial capital and operating expenditures to maintain and upgrade our fleet to maintain our competitiveness and to comply with laws and the applicable regulations and standards of governmental authorities and organizations, each of which could negatively affect our financial condition, results of operations and cash flows.

Our business is highly capital intensive and dependent on having sufficient cash flow and or available sources of financing in order to fund capital expenditure requirements. We can provide no assurance that we will have access to adequate or economical sources of capital to fund necessary capital expenditures. Such capital expenditures could increase as a result of changes in the following:

•	the cost of labor and materials;
•	customer requirements;
•	fleet size;
•	the cost of replacement parts for existing drilling rigs;
•	the geographic location of the drilling rigs;
•	the length of drilling contracts;
•	governmental regulations and maritime self-regulatory organization and technical standards relating to safety, security or the environment; and
•	industry standards.

Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness.  In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations, may require us to make additional unforeseen capital expenditures.  As a result, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment.  In the future, market conditions may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives.

In addition, we may require additional capital in the future.  If we are unable to fund capital expenditures with our cash flow from operations or sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities.  Our ability to access the capital markets may be limited by our financial condition at the time, by certain restrictive covenants under the agreements governing our credit agreement and notes, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control.  If we raise funds by issuing equity securities, existing shareholders may experience dilution.  Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business and on our consolidated statements of financial condition, results of operations and cash flows.

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

The acquisition of assets or businesses that we believe to be complementary to our drilling operations is an important component of our business strategy. We believe that acquisition opportunities may arise from time to time, and that any such acquisition could be significant. At any given time, discussions with one or more potential sellers may be at different stages. However, any such discussions may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the price of our securities. Our business is capital intensive and any such transactions could involve the payment by us of a substantial amount of cash. We may need to raise additional capital through public or private debt or equity financings to execute our growth strategy and to fund acquisitions. Adequate sources of capital may not be available when needed on acceptable terms. If we raise additional capital by issuing additional equity securities, existing shareholders may be diluted. If our capital resources are insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

Our future operational performance depends to a significant degree upon the continued service of key members of our management as well as marketing, technical and operations personnel. The loss of one or more of our key personnel could have a material adverse effect on our business. We believe our future success will also depend in large part upon our ability to attract, retain and further motivate highly skilled management, marketing, technical and operations personnel. We may experience intense competition for personnel, and we cannot assure you that we will be able to retain key employees or that we will be successful in attracting, assimilating and retaining personnel in the future.

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

Our future effective tax rates could be adversely affected by changes in tax laws, treaties, and regulations both internationally and domestically. On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”)

was enacted.  The Act , among other things, makes significant changes to the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35% to 21%; changes certain business-related deductions, including modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses; and transitions U.S. international taxation from a worldwide tax system to a territorial tax system.  Our existing deferred tax assets and liabilities are revalued at the newly enacted U.S. corporate rate, and the impact is recognized in our tax expense in 2017; the year of enactment. We continue to examine the potential impact this tax legislation may have on our business and financial results. Tax laws, treaties and regulations are highly complex and subject to interpretation. We are subject to changing tax laws, treaties and regulations in and between the countries in which we operate. Our income tax expense is based upon the interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country’s tax authority successfully challenges our income tax filings based on our structure or the presence of our operations there, or if we otherwise lose a material dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

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

We maintain offices, land bases and other facilities in several worldwide locations, including our principal executive offices in Houston, Texas, an operational, executive and marketing office in Dubai and a regional administrative office in Singapore. We lease all of these facilities.

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

In July 2015, we became aware that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation into the Company concerning possible violations of the FCPA by VDC in the Petrobras matter and indicating that the DOJ has closed such investigation without any action. In addition, the Company has engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation. We have reached an agreement in principle with the staff relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval. While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in the second quarter of 2018. In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million. If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

On August 31, 2015, VDC received notice from Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services B.V. (“PVIS”) stating that PAI and PVIS were terminating the Agreement for the Provision of Drilling Services dated February 4, 2009 (the “Drilling Contract”). The Drilling Contract was initially entered into between PVIS and Vantage Deepwater Company, one of our wholly-owned indirect subsidiaries, and was later novated by PVIS to PAI and by Vantage Deepwater Company to Vantage Deepwater Drilling, Inc., another of our wholly-owned indirect subsidiaries. The notice stated that PAI and PVIS were terminating the Drilling Contract because Vantage had allegedly breached its obligations under the agreement. Under the terms of the Drilling Contract, we initiated arbitration proceedings before the American Arbitration Association on August 31, 2015, challenging PVIS and PAI’s wrongful attempt to terminate the Drilling Contract. Vantage has maintained that it complied with all of its obligations under the Drilling Contract and that PVIS and PAI’s attempt to terminate the agreement is both improper and a breach of the Drilling Contract.

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

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2017.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016		Year Ended December 31, 2015		2014		2013
(in thousands)
Consolidated Statement of Operations Data
Revenue	$212,846	$158,648	$23,540		$772,265		$882,904		$728,256
Operating costs	161,668	123,022	25,213		359,610		405,697		324,767
General and administrative expenses	41,648	36,922	2,558		25,322		25,390		22,714
Depreciation and amortization	73,925	67,920	10,696		127,359		126,610		106,609
Income (loss) from operations	(64,395)	(69,216)	(14,927)		259,974		325,207		274,166
Gain (loss) on debt extinguishment	—	—	—		10,823	(1)	4,408	(2)	(98,327)	(3)
Interest expense, net	(75,633)	(67,005)	(1,725)		(173,550)	(4)	(196,089)		(198,545)
Other income (expense)	2,501	1,132	(69)		4,231		(596)		3,010
Reorganization items	-	(1,380)	(452,919)	(5)	(39,354)	(6)	—		—
Bargain purchase gain	1,910	—	—		—		—		—
Income (loss) before income taxes	(135,617)	(136,469)	(469,640)		62,124		132,930		(19,696)
Income tax provision	14,168	10,948	2,371		39,870		39,817		27,921
Net income (loss)	(149,785)	(147,417)	(472,011)		22,254		93,113		(47,617)
Net income (loss) attributable to noncontrolling interests	—	—	(969)		5,036		257		(463)
Net income (loss) attributable to VDI	$(149,785)	$(147,417)	$(471,042)		$17,218		$92,856		$(47,154)
Net loss per share, basic and diluted	$(29.96)	$(29.48)	N/A		N/A		N/A		N/A
Other Financial Data
EBITDA Reconciliation
Net income (loss)	$(149,785)	$(147,417)	$(472,011)		$22,254		$93,113		$(47,617)
Interest expense	75,633	67,005	1,725		173,550		196,089		198,545
Income tax provision	14,168	10,948	2,371		39,870		39,817		27,921
Depreciation	73,925	67,920	10,696		127,359		126,610		106,609
EBITDA (7)	13,941	(1,544)	(457,219)		363,033		455,629		285,458
Gain (loss) on debt extinguishment	—	—	—		(10,823)		(4,408)		98,327
Reorganization items	—	1,380	452,919		39,354		—		—
Bargain purchase gain	(1,910)	—	—		—		—		—
Adjusted EBITDA (8)	$12,031	$(164)	$(4,300)		$391,564		$451,221		$383,785
Balance Sheet Data (as of end of period)
Cash and cash equivalents	$195,455	$231,727	N/A		$203,420		$75,801		$50,326
Total other current assets	102,541	78,479	N/A		157,323		245,537		243,186
Property and equipment, net	763,191	834,528	N/A		2,948,387		3,032,568		3,126,598
Total other assets	21,935	15,694	N/A		23,050		71,226		89,773
Total assets	$1,083,122	$1,160,428	N/A		$3,332,180		$3,425,132		$3,509,883
Total current liabilities	$69,213	$55,161	N/A		$132,616		$341,380		$389,070
Long-term debt	919,939	867,372	N/A		—	(9)	2,497,103		2,669,705
Other long-term liabilities	17,195	11,335	N/A		33,097		85,243		41,820
Liabilities subject to compromise	—	—	N/A		2,694,456		—		—
VDI shareholder's equity	76,775	226,560	N/A		456,756		490,689		397,833

Noncontrolling interests	—	—	N/A	15,255	10,717	11,455
Total liabilities and shareholders’ equity	$1,083,122	$1,160,428	N/A	$3,332,180	$3,425,132	$3,509,883
Cash Flow Data
Net cash provided by (used in) operating activities	$(19,873)	$(3,874)	$(21,365)	$92,587	$239,724	$27,416
Net cash provided by (used in) investing activities	(14,969)	(11,964)	116	(46,490)	(35,693)	(532,299)
Net cash provided by (used in) financing activities	(1,430)	(1,481)	66,875	81,522	(178,556)	67,977

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

(3)

Includes $92.3 million in prepayment and consent fees and $24.0 million for the write-off of deferred financing costs offset by $18.0 million of issuance premium associated with the early retirement of $1 billion of our pre-bankruptcy 11.5% Senior Notes due 2015.

(4)	Contractual interest of $178,049 during the year ended December 31, 2015.
(5)

Includes $2.1 billion in adjustments as a result of the adoption of fresh-start accounting and $22.7 million of post-petition professional fees incurred in connection with our bankruptcy proceedings offset by $1.6 billion net gain on settlement of Liabilities Subject to Compromise (“LSTC”) in accordance with the Reorganization Plan.

(6)

Includes the write-off of $31.4 million of deferred finance charges and $5.7 million of debt discount and $2.2 million of post-petition professional fees incurred in connection with our bankruptcy proceedings.

(7)

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

(8)

Adjusted EBITDA represents EBITDA adjusted to exclude gain (loss) on debt extinguishment, reorganization items and bargain purchase gain. Adjusted EBITDA is a non-GAAP financial measure as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance.
EBITDA and Adjusted EBITDA are not a substitute for GAAP measures of net income, operating income or any other performance measure derived in accordance with GAAP or as an alternative to cash flows from operating activities or other liquidity measures derived in accordance with GAAP.

(9)	$2.7 billion of long-term debt was classified as LSTC as of December 31, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2017 and 2016 and our results of operations for the years ended December 31, 2017 and 2015 and for the periods from February 10, 2016 to December 31, 2016 (the “Successor Period”) and from January 1, 2016 to February 10, 2016 (the “Predecessor Period”). The Successor Period and the Predecessor Period referred to in the results of operations are two distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.

The following table sets forth certain information concerning our offshore drilling fleet as of February 28, 2018.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Mobilizing
Topaz Driller	2009	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Titanium Explorer	2012	12,000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12,000	40,000	Congo	Operating

(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

In April 2017, we purchased the Vantage 260, a class 154-44C jackup rig, and related multi-year drilling contract. In August 2017, we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig, to fulfill the drilling contract. On October 19, 2017, we entered into a purchase and sale agreement to sell the Vantage 260. The transaction closed and the Vantage 260 was sold on February 26, 2018.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2017, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.90 of principal of Convertible Notes.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s pre-petition credit agreement was amended and restated to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150 million of outstanding borrowings under its pre-petition facility with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans.

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

VDC Note. Effective as of the Company’s emergence from bankruptcy, VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 New Shares in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.6 million as of such date.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency (the “Agency”), in their January 2018 Oil Market Report, forecasts a growth in demand of 1.3 million barrels per day for 2018, with global demand estimated to reach 99.1 million barrels per day. While this represents favorable growth in demand, it is not expected to fully offset surplus production and high inventories remain, which continue to negatively impact oil prices. Continuing uncertainty around the viability and length of reductions in production agreed to by OPEC and the incremental production capacity in non-OPEC countries, including growing production from the U.S. shale activity, continue to contribute to an uncertain oil price environment.

As a result of the reduced oil prices since 2014, exploration and development companies have significantly reduced capital expenditures during this period and continued low levels of spending are expected for 2018. Recent analyst surveys of exploration and production spending indicate that oil and gas companies continue to operate with reduced capital expenditures and we expect that the offshore drilling programs of operators will remain curtailed until higher, sustainable crude oil prices are achieved. Accordingly, we anticipate that our industry will continue to experience depressed market conditions through 2018.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe Offshore A.S., there are currently 99 jackups and 29 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to April 2021. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Since the oil price decline in 2014, 123 rigs, with an average age of approximately 36 years, have been removed from the drilling fleet according to Bassoe Offshore AS. Of these 123 rigs, 83 are semisubmersibles, 18 are drillships and 22 are jackups. We expect drilling rig cold stacking, scrapping and conversion to non-drilling use to continue during 2018. While we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2018.

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of December 31, 2017 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2018	2019	2018	2019	Beyond
Jackups	56%	32%	$53,212	$27,765	$7,027
Drillships	61%	33%	$124,186	$36,896	$33,055

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
Jackups
Rigs available	5	4	4	4
Available days (1)	1,657	1,304	160	1,460
Utilization (2)	82.0%	42.3%	53.6%	76.7%
Average daily revenues (3)	$62,556	$88,450	$88,347	$133,870
Deepwater
Rigs available	3	3	3	3
Available days (1)	1,095	978	120	1,095
Utilization (2)	36.2%	33.3%	33.3%	83.0%
Average daily revenues (3)	$265,887	$263,043	$332,715	$635,061
(1)	Available days are the total number of rig calendar days in the period. Rigs are removed upon classification as held for sale and no longer eligible to earn revenue.
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

Year Ended December 31, 2017, Successor Period and Predecessor Period

Net loss for the year ended December 31, 2017 (the “Current Year”) was $149.8 million, or $29.96 per basic and diluted share, on operating revenues of $212.8 million and net loss for the Successor Period was $147.4 million, or $29.48 per basic and diluted share, on operating revenues of $158.6 million. Net loss attributable to VDI for the Predecessor Period was $471.0 million, on operating revenues of $23.5 million.

The following table is an analysis of our operating results for the Current Year, the Successor Period and the Predecessor Period.

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)
Revenues
Contract drilling services	$190,553	$134,370	$20,891
Management fees	1,455	4,074	752
Reimbursables	20,838	20,204	1,897
Total revenues	212,846	158,648	23,540
Operating costs and expenses
Operating costs	161,668	123,022	25,213
General and administrative	41,648	36,922	2,558
Depreciation	73,925	67,920	10,696
Total operating costs and expenses	277,241	227,864	38,467
Income (loss) from operations	(64,395)	(69,216)	(14,927)
Other income (expense)
Interest income	808	18	3
Interest expense and financing charges	(76,441)	(67,023)	(1,728)
Other, net	2,501	1,132	(69)
Reorganization items	-	(1,380)	(452,919)
Bargain purchase gain	1,910	-	-
Total other expense	(71,222)	(67,253)	(454,713)
Income (loss) before income taxes	(135,617)	(136,469)	(469,640)
Income tax provision	14,168	10,948	2,371
Net income (loss)	(149,785)	(147,417)	(472,011)
Net income (loss) attributable to noncontrolling interests	-	-	(969)
Net income (loss) attributable to VDI	$(149,785)	$(147,417)	$(471,042)

Revenue: : During the Current Year jackup utilization averaged 82% with both the Emerald Driller and the Aquamarine Driller working throughout while the remaining three jackups working a combined additional 633 days, which generated a combined average daily revenue of $62,556 across the jackup fleet. During the Successor Period, the Aquamarine Driller worked throughout, the Topaz Driller completed its contract in early July 2016, and the Sapphire Driller worked approximately 31 days on a short-term contract in West Africa. Additionally, the Emerald Driller commenced a contract in Qatar in November 2016, working approximately 56 days during the Successor Period. These rigs generated average daily revenue of approximately $88,450 per day for the Successor Period. In the Predecessor Period, we had two jackups working at an average daily revenue of approximately $88,347 per day as the Sapphire Driller completed its contract in November 2015 and did not work during the Predecessor Period and the Emerald Driller completed its contract in early January 2016.

Deepwater utilization for the Current Year averaged 36% with the Tungsten Explorer working throughout and the Platinum Explorer commencing its contract in India in late November 2017. Deepwater utilization for both the Successor Period and the Predecessor Period averaged 33% as only the Tungsten Explorer worked throughout these periods. Neither of our other two ultra-deepwater drillships worked during the Successor Period and Predecessor Period as the Platinum Explorer completed its initial 5-year contract during the fourth quarter of 2015 and the Titanium Explorer drilling contract was cancelled by the operator in August 2015. Our ultra-deepwater drillships generated average daily revenue of $265,887 per day, $263,043 per day and $332,715 per day for the Current Year, the Successor Period and the Predecessor Period, respectively.

Average daily revenues have declined for both jackups and drillships since 2015 because drilling contractors have reduced dayrates in an effort to keep rigs working in a market where the supply of drilling rigs continues to exceed demand for the rigs. At the end of 2017 all of our jackups and two of our drillships were contracted whereas only one drillship and two jackup rigs were operating at the end of 2016.

Management fees for the Current Year and the Successor Period averaged approximately $4,000 per day and $12,500 per day, respectively. During the Predecessor Period management fees averaged approximately $18,800 per day. Per day management fees have decreased as we completed the pre-delivery construction phase of a management contract to supervise and manage the construction of two ultra-deepwater drillships for a third party. Reimbursable revenue for the Current Year and the Successor Period was $20.8 million and $20.2 million, respectively. Reimbursable revenue for the Predecessor Period was $1.9 million. Reimbursable revenue is dependent on rig utilization and the project status of our construction management contracts.

Operating costs: Operating costs for the Current Year were approximately $161.7 million including $12.2 million of reimbursable costs, or an average daily cost of approximately $54,300 per available day excluding reimbursables. Operating costs for the Successor Period were approximately $123.0 million including $15.9 million of reimbursable costs, or an average daily cost of approximately $47,000 per available day excluding reimbursables. The increase in per day costs in the Current Year is primarily a result of increased operations together with costs associated with the reactivation of the Platinum Explorer, the Topaz Driller and the Sapphire Driller during 2017. For the Predecessor Period, operating costs were approximately $25.2 million, including approximately $1.4 million of reimbursable costs, or an average of approximately $85,200 per available day excluding reimbursables.

General and administrative expenses: General and administrative expenses for the Current Year and the Successor Period were $41.6 million and $36.9 million, respectively, including approximately $18.9 million and $12.2 million, respectively in expenses associated with our internal FCPA investigation, the Petrobras arbitration and non-routine legal matters. Similar charges incurred in the Predecessor Period totaled $531,000 with total general and administrative charges of approximately $2.6 million. General and administrative expenses for the Successor Period also included accrued severance costs of $5.7 million in connection with the resignations of former executives. Additionally, general and administrative expenses for the Current Year and for the Successor Period include approximately $4.0 million and $402,000 of non-cash share-based compensation expense, respectively. There was no share-based compensation expense in the Predecessor Period.

Depreciation expense: For the Predecessor Period, depreciation expense was based on the historical cost basis of our property and equipment. Upon our emergence from bankruptcy, we applied the provisions of fresh-start accounting and revalued our property and equipment to fair value which resulted in a significant decrease in those historical values. Depreciation expense for the Current Year and for the Successor Period is based on the reduced asset values of property and equipment resulting from the adoption of fresh-start accounting.

Interest expense and other financing charges: Interest expense for the Current Year and for the Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy in February 2016. Interest expense for the Predecessor Period was calculated on the debt under our prior credit agreement as provided for in the Reorganization Plan and on the debt under the VDC Note issued in connection with the Reorganization Plan. Interest expense for the Current Year and for the Successor Period includes approximately $57.0 million and $50.3 million, respectively, of non-cash payment in kind interest and amortization of debt discount and deferred financing costs.

Reorganization items: In the Predecessor Period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC. During the Successor Period we incurred $1.4 million in professional fee expenses in connection with our bankruptcy cases. No reorganization related expenses were incurred in the Current Year.

Bargain purchase gain: We recorded a bargain purchase gain of $1.9 million during the Current Year related to our Vantage 260 acquisition. The gain on bargain purchase resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the acquisition over the purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Income tax expense: For the Current Year, the Successor Period and the Predecessor Period, we had losses before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. Increase in taxes in the Current Year is primarily due to increases in income before tax due to operational status of some of the rigs in 2017 and impact of the corporate tax rate decrease on the deferred tax assets we have in relation to the U.S. activity. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Successor Period, Predecessor Period and the year ended December 31, 2015

Net loss for the Successor Period was $147.4 million, or $29.48 per basic and diluted share, on operating revenues of $158.6 million. Net loss attributable to VDI for the Predecessor Period was $471.0 million, on operating revenues of $23.5 million and net income attributable to VDI for the year ended December 31, 2015 was $17.2 million, on operating revenues of $772.3 million.

The following table is an analysis of our operating results for the Successor Period, the Predecessor Period and the year ended December 31, 2015.

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

Revenue: During the Successor Period, the Aquamarine Driller worked throughout, the Topaz Driller completed its contract in early July 2016 and the Sapphire Driller worked approximately 31 days on a short-term contract in West Africa. Additionally, the Emerald Driller commenced a contract in Qatar in November 2016, which resulted in it working approximately 56 days during the Successor Period. These rigs generated average daily revenue of approximately $88,450 per day for the Successor Period. Deepwater utilization for the Successor Period averaged 33% as only the Tungsten Explorer worked during this period. Neither of our other two ultra-deepwater drillships worked during the Successor Period as the Platinum Explorer completed its initial 5-year contract during the fourth quarter of 2015 and the Titanium Explorer drilling contract was cancelled by the operator in August 2015. Average daily revenues declined for both jackups and drillships as drilling contractors reduced dayrates in an effort to keep their rigs working in a market where the supply of drilling rigs exceeded demand for the rigs. Only one drillship and two jackup rigs were operating in 2016.

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

For the year ended December 31, 2015, our seven rigs were operating for most of the year under contracts with customers at substantially higher dayrates than in the Successor Period. During the year ended December 31, 2015, the utilization of our four jackups averaged approximately 77% with average daily revenue of $133,870, while our three drillships had average utilization of 83% with average daily revenue of $635,061.

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

Operating costs: Operating costs for the Successor Period were approximately $123.0 million or approximately $53,900 per rig per day, including $15.9 million of reimbursable costs. For the Predecessor Period, operating costs were $25.2 million or approximately $90,000 per day based on total available days. Operating costs for the year ended December 31, 2015 were approximately $359.6 million, including $26.3 million of reimbursable costs. The reduction in operating costs reflects reduced costs associated with idled rigs as well as cost saving initiatives implemented in 2016 for both operating and stacked rigs.

General and administrative expenses: General and administrative expenses for the Successor Period includes expenses of approximately $12.2 million associated with our internal FCPA investigation, the Petrobras arbitration and other non-routine legal matters and accrued severance costs of $5.7 million in connection with the resignations of former executives, in addition to normal recurring general and administrative expenses. There were no similar severance charges incurred in the Predecessor Period or for the year ended December 31, 2016.

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

Interest expense and other financing charges: Interest expense for the Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy on February 10, 2016. In the Successor Period, we had cash interest expense of approximately $16.7 million. Additionally, we recorded non-cash PIK interest expense of $6.7 million and recorded non-cash amortization of debt discount and deferred financing costs of $43.6 million. Interest expense for the Predecessor Period is calculated on the old debt under our prior credit agreement as provided for in the Reorganization Plan and on the debt under the VDC Note issued in connection with the Reorganization Plan. Interest expense for the year ended December 31, 2015 is calculated on the outstanding debt during that period, which was significantly higher than the post-petition debt.

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

Income tax expense: For the Successor Period and Predecessor Period, we had a loss before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. Decreases in taxes in the Successor Period and Predecessor Period were primarily due to decreases in income before income taxes due to the nonoperational status of the majority of our rigs in 2016. In some jurisdictions we did not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Liquidity and Capital Resources

As of December 31, 2017, we had working capital of approximately $228.8 million, including approximately $195.5 million of cash available for general corporate purposes. Scheduled principal debt maturities and interest payments through December 31, 2018 are approximately $28.2 million. We anticipate expenditures through December 31, 2018 for sustaining capital expenditures on our rig fleet, capital spares, information technology and other general corporate projects to be approximately $1.5 million to $2.0 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through December 31, 2018, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment certifications to be approximately $18.0 million to $22.0 million. As of December 31, 2017 we had $14.9 million available for the issuance of letters of credit under our revolving letter of credit facility.

In February 2017, we executed a purchase and sale agreement with a third party to acquire the Vantage 260 jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made upon execution of the agreement and the remaining $11.7 million was paid upon closing on April 5, 2017. On October 19, 2017, we entered into a purchase and sale agreement to sell the Vantage 260. The transaction closed and the Vantage 260 was sold on February 26, 2018.

The table below includes a summary of our cash flow information for the periods indicated.

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
(in thousands)
Cash flows provided by (used in):
Operating activities	$(19,873)	$(3,874)	$(21,365)	$92,587
Investing activities	(14,969)	(11,964)	116	(46,490)
Financing activities	(1,430)	(1,481)	66,875	81,522

Changes in cash flows from operating activities are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) during the periods. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash used for the acquisition of the Vantage 260 and related drilling contract totaled $13.0 million in the Current Year. Cash used for capital expenditures of approximately $12.0 million in the Successor Period related primarily to final installment payments on capital spares for our drilling fleet. In each of the Current Year and the Successor Period, we made scheduled maturity payments on post-bankruptcy debt totaling $1.4 million. In the Predecessor Period we received proceeds of $73.9 million, net of debt issuance costs of $2.3 million, from the issuance of the 10% Second Lien Notes. Additionally, we made a $7.0 million payment on our pre-petition credit agreement during the Predecessor Period.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2017. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we may actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Total	2018	2019-2020	2021-2022	After 5 Years
	(in thousands)
Principal payments on 2016 Term Loan Facility	$140,140	$4,430	$135,710	$—	$—
Principal payments on 10% Second Lien Notes	76,125	—	76,125	—	—
Principal payments on Convertible Notes (1)	2,775,628	—	—	—	2,775,628
Interest payments (2)	51,059	23,757	27,302	—	—
Operating lease payments (3)	9,370	2,434	3,185	2,703	1,048
Purchase obligations (4)	9,356	9,356	—	—	-
Total as of December 31, 2017	$3,061,678	$39,977	$242,322	$2,703	$2,776,676
(1)	Amount represents the December 31, 2030 maturity value, including PIK interest, of the Convertible Notes.
(2)

Interest on the 2016 Term Loan Facility is payable at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of December 31, 2017, the interest rate was 8.069% and that rate was used to calculate interest payments until the maturity date of December 31, 2019.

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

Fresh-start Accounting: Effective as of our bankruptcy filing on December 3, 2015, we were subject to the requirements of ASC 852. All expenses, realized gains and losses and provisions for losses directly associated with the bankruptcy proceedings were classified as “reorganization items” in the consolidated statements of operations. Certain pre-petition liabilities subject to Chapter 11 proceedings were considered LSTC on the Petition Date and just prior to our emergence from bankruptcy on the Effective Date. The LSTC classification distinguished such liabilities from the liabilities that were not expected to be compromised and liabilities incurred post-petition.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of December 31, 2017, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Revenue: Revenue is recognized as services are performed based on contracted dayrates and the number of operating days during the period.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel. Mobilization fees and costs incurred to mobilize a rig from one geographic market to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income over the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. Revenue deferred under drilling contracts totaled $6.8 million at December 31, 2017. We had no deferred revenues under drilling contracts at December 31, 2016. Deferred revenue is included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

Change in Revenue Recognition Standard (Adoption of ASC Topic 606). We will adopt ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition.

We will adopt the new revenue standard using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard to all outstanding contracts as an increase to the opening balance of retained earnings. We expect this adjustment to be immaterial.

When applying the new standard, we plan to account for the integrated services provided within our drilling contracts as a single performance obligation composed of a series of distinct time increments, which will be satisfied over time. Consideration that does not relate to a distinct good or service, such as mobilization and demobilization revenue, will be allocated across the single performance obligation and recognized over the series of distinct time increments within the term of the contract. All other components of consideration within a contract, including the dayrate revenue, will continue to be recognized in the period when the services are performed because the associated payments relate specifically to our efforts to provide those services. We expect our revenue recognition under ASC 606 to differ from our current revenue recognition pattern only as it relates to demobilization revenue. Demobilization revenue, which is currently recognized upon completion of a drilling contract, will be estimated at contract commencement and recognized over the term of the contract under the new guidance. Additionally, we currently expect that the cumulative effect adjustment to the opening balance of retained earnings will not be significant as it will primarily consist of the impact of the timing difference related to recognition of demobilization revenue for affected contracts. Only one of our current contracts includes demobilization revenue.

Rig and Equipment Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and certain specified equipment and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

Intangible assets: In connection with our acquisition of the Vantage 260 and related multi-year drilling contract, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The fair value of the contract was calculated using estimates of future performance under the contract including operating efficiency, operating expenditures and income taxes. The resulting intangible asset is being amortized on a straight-line basis over the remaining two-year term of the drilling contract.

Income Taxes: Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in future taxable or tax deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes as a component of income tax expense.

Recent Accounting Standards: See “Note 2. Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of the persistence of reduced oil prices since 2014 has negatively impacted the offshore contract drilling business as discussed in “Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk: As of December 31, 2017, we had approximately $140.1 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of December 31, 2017, the 1-month LIBOR rate was 1.569% and the current interest rate on the 2016 Term Loan Facility is 8.069%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR (above the LIBOR floor), we would be subject to an increase in interest expense of $1.4 million per annum based on the principal amounts outstanding at December 31, 2017. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2017, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Vantage Drilling International

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vantage Drilling International (the “Company”) and subsidiaries as of December 31, 2017 and 2016 (Successor), the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2017, for the periods from February 10, 2016 to December 31, 2016 (Successor) and from January 1, 2016 to February 10, 2016 and for the year ended December 31, 2015 (Predecessor) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2017 and for the period from February 10, 2016 to December 31, 2016 (Successor) and from January 1, 2016 to February 10, 2016 and for year ended December 31, 2015 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014

Houston, Texas

March 29, 2018

Vantage Drilling International

Consolidated Balance Sheet

(In thousands)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$195,455	$231,727
Trade receivables	45,379	20,850
Inventory	43,955	45,206
Prepaid expenses and other current assets	13,207	12,423
Total current assets	297,996	310,206
Property and equipment
Property and equipment	904,584	902,241
Accumulated depreciation	(141,393)	(67,713)
Property and equipment, net	763,191	834,528
Other assets	21,935	15,694
Total assets	$1,083,122	$1,160,428

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,666	$35,283
Accrued liabilities	25,117	18,448
Current maturities of long-term debt	4,430	1,430
Total current liabilities	69,213	55,161
Long–term debt, net of discount and financing costs of $56,174 and $105,568	919,939	867,372
Other long-term liabilities	17,195	11,335
Commitments and contingencies (Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(297,202)	(147,417)
Total shareholders' equity	76,775	226,560
Total liabilities and shareholders’ equity	$1,083,122	$1,160,428

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
Revenue
Contract drilling services	$190,553	$134,370	$20,891	$726,717
Management fees	1,455	4,074	752	7,501
Reimbursables	20,838	20,204	1,897	38,047
Total revenue	212,846	158,648	23,540	772,265
Operating costs and expenses
Operating costs	161,668	123,022	25,213	359,610
General and administrative	41,648	36,922	2,558	25,322
Depreciation	73,925	67,920	10,696	127,359
Total operating costs and expenses	277,241	227,864	38,467	512,291
Income (loss) from operations	(64,395)	(69,216)	(14,927)	259,974
Other income (expense)
Interest income	808	18	3	84
Interest expense and other financing charges	(76,441)	(67,023)	(1,728)	(173,634)
Gain on debt extinguishment	—	—	—	10,823
Other, net	2,501	1,132	(69)	4,231
Reorganization items	—	(1,380)	(452,919)	(39,354)
Bargain purchase gain	1,910	—	—	—
Total other expense	(71,222)	(67,253)	(454,713)	(197,850)
Income (loss) before income taxes	(135,617)	(136,469)	(469,640)	62,124
Income tax provision	14,168	10,948	2,371	39,870
Net income (loss)	(149,785)	(147,417)	(472,011)	22,254
Net income (loss) attributable to noncontrolling interests	—	—	(969)	5,036
Net income (loss) attributable to VDI	$(149,785)	$(147,417)	$(471,042)	$17,218
Net loss per share, basic and diluted	$(29.96)	$(29.48)	N/A	N/A
Weighted average successor ordinary shares outstanding, basic and diluted	5,000	5,000	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholder’s Equity

(In thousands)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Predecessor balance December 31, 2014	1	—	646,270	(155,581)	10,717	501,406
Note issued in acquisition of management entities	—	—	(61,477)	—		(61,477)
Contributions from VDC	—	—	10,326	—		10,326
Distributions to VDC	—	—	—	—	(498)	(498)
Net income	—	—	—	17,218	5,036	22,254
Predecessor balance December 31, 2015	1	—	595,119	(138,363)	15,255	472,011
Net loss (period January 1, 2016 through February 10, 2016)	—	—	—	(471,042)	(969)	(472,011)
Acquisition of non-controlling interest	—	—	—	14,286	(14,286)	—
Cancellation of Predecessor company equity	(1)	—	(595,119)	595,119	—	-
Predecessor balance February 10, 2016	—	—	—	—	—	—

Successor balance February 10, 2016	—	—	—	—	—	—
Issuance of Successor company equity	4,345	4	311,346	—	—	311,350
Issuance of shares in settlement of VDC Note	655	1	62,626	—	—	62,627
Net loss (period February 10, 2016 through December 31, 2016)	—	—	—	(147,417)	—	(147,417)
Successor balance December 31, 2016	5,000	$5	$373,972	$(147,417)	$—	$226,560
Net loss	—	—	—	(149,785)	—	(149,785)
Successor balance December 31, 2017	5,000	$5	$373,972	$(297,202)	$—	$76,775

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(149,785)	$(147,417)	$(472,011)	$22,254
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	73,925	67,920	10,696	127,359
Amortization of debt financing costs	468	427	—	7,800
Amortization of debt discount	48,925	43,208	—	2,242
Amortization of contract value	4,686	—	—	—
PIK interest on the Convertible Notes	7,604	6,712	—	—
Reorganization items	—	—	430,210	37,129
Share-based compensation expense	3,997	402	—	—
Gain on bargain purchase	(1,910)	—	—	—
Non-cash gain on debt extinguishment	—	—	—	(10,814)
Accelerated deferred mobilization income	—	—	—	(21,508)
Deferred income tax benefit	(1,964)	(3,368)	—	2,122
Loss on disposal of assets	335	652	—	1,108
Changes in operating assets and liabilities:
Restricted cash	—	1,000	(1,000)	—
Trade receivables	(24,529)	53,447	(3,575)	80,903
Inventory	1,251	(964)	223	1,397
Prepaid expenses and other current assets	1,267	2,790	6,893	5,991
Other assets	2,638	(3,409)	941	8,549
Accounts payable	4,383	736	(14,890)	(154,922)
Accrued liabilities and other long-term liabilities	8,836	(26,010)	21,148	(17,023)
Net cash provided by (used in) operating activities	(19,873)	(3,874)	(21,365)	92,587
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2,224)	(11,964)	116	(46,490)
Cash paid for Vantage 260 acquisition	(13,000)	—	—	—
Cash received for Vantage 260 sale	255	—	—	—
Net cash provided by (used in) investing activities	(14,969)	(11,964)	116	(46,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,430)	(1,430)	(7,000)	(67,980)
Proceeds from issuance of 10% Second Lien Notes	—	—	75,000	-
Proceeds from borrowings under credit agreements	—	—	—	150,000
Distributions to VDC	—	—	—	(498)
Debt issuance costs	—	(51)	(1,125)	—
Net cash provided by (used in) financing activities	(1,430)	(1,481)	66,875	81,522
Net increase (decrease) in cash and cash equivalents	(36,272)	(17,319)	45,626	127,619
Cash and cash equivalents—beginning of period	231,727	249,046	203,420	75,801
Cash and cash equivalents—end of period	$195,455	$231,727	$249,046	$203,420
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$15,596	$16,704	$1,568	$124,295
Income taxes (net of refunds)	17,679	16,659	(1,864)	50,840
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$7,604	$6,691	$—	$—
Additional notes issued for backstop premium	—	—	1,125	—
Note issued in acquisition of management entities	—	—	—	61,477

Contributions from VDC	—	—	—	10,326

 The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International (the “Company” or “VDI”), a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig was renamed the Vantage 260. In August 2017 we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig to fulfill the drilling contract. On October 19, 2017, we entered into a purchase and sale agreement to sell the Vantage 260. The transaction closed and the Vantage 260 was sold on February 26, 2018.

Restructuring Agreement and Emergence from Voluntary Reorganization under Chapter 11 Proceeding

On December 1, 2015, we and Vantage Drilling Company (“VDC”), our former parent company, entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it was reflected in the consolidated financial statements, at carryover basis, on a retrospective basis. Effective as of the Company’s emergence from bankruptcy on February 10, 2016 (the “Effective Date”), VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 new ordinary shares of the reorganized Company (the “New Shares”) in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.6 million as of such date.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2017, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.90 of principal of Convertible Notes.

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  Other Events: Since July 2015, the Company has been cooperating in an investigation by the U.S. Department of Justice (“DOJ”) and the SEC arising from allegations that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of our former parent company, VDC, had engaged in an alleged scheme to pay bribes to former Petrobras executives, in violation of the U.S. Foreign Corrupt Practices Act (“FCPA”). In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation and closing the investigation without any action against the Company. We have continued our cooperation in the investigation by the SEC into the same allegations and engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation. We have reached an agreement in principle with the staff relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval. While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in the second quarter of 2018. In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million.  If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2017 and 2016, for the years ended December 31, 2017 and 2015, and for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016 has been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and include our accounts and those of our majority owned subsidiaries and variable interest entities (“VIEs”) discussed below. All significant intercompany transactions and accounts have been eliminated.

In connection with our bankruptcy filing, we were subject to the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”). All expenses, realized gains and losses and provisions for losses directly associated with the bankruptcy proceedings were classified as reorganization items in the consolidated statements of operations. Certain pre-petition liabilities subject to Chapter 11 proceedings were considered as LSTC on the Petition Date and just prior to our emergence from bankruptcy on the Effective Date. The LSTC classification distinguished such liabilities from the liabilities that were not expected to be compromised and liabilities incurred post-petition.

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Predecessor
	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
(in thousands)
Revenue	$1,219	$21,791
Operating costs and expenses	1,240	19,850
Income before taxes	22	2,206
Income tax provision	991	(2,830)
Net income (loss) attributable to noncontrolling interests	(969)	5,036

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of December 31, 2017; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets: In connection with our acquisition of the Vantage 260 and related multi-year drilling contract, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset is being amortized on a straight-line basis over the two-year term of the drilling contract. We recognized approximately $4.7 million of amortization expense for intangible assets for the year ended December 31, 2017. We did not recognize any amortization expense for intangible assets for the period from February 10, 2016 to December 31, 2016 or for the period from January 1, 2016 to February 10, 2016.

Expected future intangible asset amortization as of December 31, 2017 is as follows:

(in thousands)
Fiscal year:
2018	$6,311
2019	1,643
Thereafter	-
Total	$7,954

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

Income Taxes: Income taxes are provided for based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in future taxable or tax deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes as a component of income tax expense.

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of December 31, 2017 and 2016.

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

Functional Currency: We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  For the year ended December 31, 2017, for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016 and for the year ended December 31, 2015, we

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized a net gain of $2.8 million, a net gain of $1.1 million, a net loss of $5,000 and a net gain of $5.1 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At December 31, 2017, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $142.9 million, $74.6 million and $838.6 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

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

We will adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard to all outstanding contracts as an increase to the opening balance of retained earnings. We expect this adjustment to be immaterial.

When applying the new standard, we plan to account for the integrated services provided within our drilling contracts as a single performance obligation composed of a series of distinct time increments, which will be satisfied over time. Consideration that does not relate to a distinct good or service, such as mobilization and demobilization revenue, will be allocated across the single performance obligation and recognized over the series of distinct time increments within the term of the contract. All other components of consideration within a contract, including the dayrate revenue, will continue to be recognized in the period when the services are performed because the associated payments relate specifically to our efforts to provide those services. We expect our revenue recognition under ASU 2014-09 to differ from our current revenue recognition pattern only as it relates to demobilization revenue. Demobilization revenue, which is currently recognized upon completion of a drilling contract, will be estimated at contract commencement and recognized over the term of the contract under the new guidance. Additionally, we currently expect that the cumulative effect adjustment to opening retained earnings required by the modified retrospective adoption approach will not be significant as it will primarily consist of the impact of the timing difference related to recognition of demobilization revenue for affected contracts. Only one of our current contracts includes demobilization revenue.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.  A modified retrospective approach is required. We expect to adopt ASU 2016-02 on January 1, 2019. Under the updated accounting standards, we have concluded that our drilling contracts contain a lease component, and our adoption, therefore, could require that we separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. Our adoption of ASU No. 2016-02, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could result in differences in the timing of our revenue recognition relative to current accounting standards. With respect to leases whereby we are the lessee we expect to recognize lease liabilities and corresponding “right of use” assets.  We are continuing to evaluate the requirements with regard to arrangements under which we are either the lessor or lessee, to determine the effect such requirements may have on our consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this update should be applied using a retrospective transition method to each period presented. We continue to evaluate the provisions of ASU 2016-15 but do not expect the standard update to have a significant impact on the presentation of cash receipts and cash payments within our consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. We have completed the evaluation of ASU No. 2016-16 and determined that it has no impact on our financial statements and related disclosures.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 utilizing a prospective basis on or after the effective date. We will adopt ASU No. 2017-01 effective January 1, 2018 but do not expect the standard update to have any impact on our financial statements and related disclosures.

3. Acquisitions

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig has been renamed the Vantage 260. In August 2017 we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig to fulfill the contract. The Vantage 260 was classified as held for sale and was sold on February 26, 2018. We accounted for the acquisition as a business combination in accordance with accounting guidance which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table provides the estimated fair values of the assets acquired and liabilities assumed.

(in thousands)
Total cash consideration	$13,000

Purchase price allocation:
Drilling contract value	12,640
Rig equipment to be sold (net of disposal costs)	2,050
Drillpipe assets	700
Severance liabilities assumed	(480)
Net assets acquired	14,910

Bargain purchase gain	$1,910

Under accounting guidance, a bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of approximately $1.9 million related to the acquisition in the year ended December 31, 2017. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation. The purchase of the Vantage 260 and related two-year drilling contract allowed for the reactivation of the Sapphire Driller and further extended our operational presence in West Africa.

Pro forma results of operations related to the acquisition have not been presented because they are not material to our consolidated statement of operations. Acquisition-related costs were not material and were expensed as incurred.

4. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
(in thousands)
Professional fees	$—	$1,380	$22,712	$39,354
Net gain on settlement of LSTC	—	—	(1,630,025)	—
Fresh-start adjustments	—	—	2,060,232	—
	$—	$1,380	$452,919	$39,354

For the year ended December 31, 2017, and for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $208,000, $16.6 million and $7.3 million, respectively.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Debt

Our debt was composed of the following:

	December 31,
	2017	2016
(in thousands)
2016 Term Loan Facility	$140,140	$141,570
10% Second Lien Notes, net of financing costs of $1,404 and $1,873	74,721	74,252
Convertible Notes, net of discount of $54,770 and $103,695	709,508	652,980
	924,369	868,802
Less current maturities of long-term debt	4,430	1,430
Long-term debt, net	$919,939	$867,372

 Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2018	$4,430
2019	135,710
2020	76,125
2021	—
2022	—
Thereafter	2,775,628
Total debt (1)	2,991,893
Less:
Current maturities of long-term debt	(4,430)
Future amortization of note discounts	(54,770)
Future amortization of financing costs	(1,404)
Future PIK interest	(2,011,350)
Long-term debt	$919,939

(1) Excludes original issuance discount of $54.8 million on the Convertible Notes and financing costs of $1.4 million on the 10% Second Lien Notes.

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. We have issued $17.1 million in letters of credit as of December 31, 2017.

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The initial term loans are currently bearing interest at 8.069%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500 which commenced in March 2016.

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2017, taking into account the payment of PIK interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $175.90 of principal of Convertible Notes. As of December 31, 2017, we would be required to issue approximately 8.0 million New Shares if the Convertible Notes were converted.

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

In the event of a change in control, the holders of our Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at February 10, 2016, December 31, 2016 and December 31, 2017, respectively.

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

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Shareholder’s Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of December 31, 2017, 5,000,053 ordinary shares were issued and outstanding.

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

During the first quarter of 2017, we granted to employees and directors 30,668 time-based restricted stock units (“TBGs”) and 67,686 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. The TBGs vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share-based compensation expense is recognized over the requisite service period from the grant date to the fourth anniversary of the Effective Date for TBGs and the seventh anniversary of the Effective Date for PBGs. For the years ended December 31, 2017 and 2016, we recognized share-based compensation related to the TBG’s of approximately $4.0 million and $402,000, respectively. As of December 31, 2017, there was approximately $10.2 million of total unrecognized share-based compensation expense related to TBGs which is expected to be recognized over the remaining weighted average vesting period of approximately 2.7 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2017 was approximately $0.9 million.

Share-based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. As of December 31, 2017, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs.

A summary of the restricted unit awards for the year ended December 31, 2017 is as follows:

Year Ended December 31, 2017
Time vested restricted units
Units awarded	30,668
Weighted-average unit price at award date	$160.00
Weighted average vesting period (years)	4.0
Units vested	11,237
Units forfeited	—

Performance vested restricted units
Units awarded	67,686
Weighted-average unit price at award date	$160.00
Weighted average vesting period (years)	7.0
Units vested	—
Units forfeited	—

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of non-vested restricted units at December 31, 2017 and changes during the year ended December 31, 2017 is as follows:

	Time Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price	Performance Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price
Nonvested restricted units at December 31, 2016	44,946	$80.00	97,749	$80.00
Awarded	30,668	160.00	67,686	160.00
Vested	(11,237)	80.00	—	—
Forfeited	—	—	—	—
Nonvested restricted units at December 31, 2017	64,377	$118.11	165,435	$112.73

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands does not impose corporate income taxes. We do not have any domestic earnings; all of our earnings are foreign. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or as withholding taxes on revenue. Determination of income tax expense in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in the tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt, reorganization expenses and write-off of development costs.

The income tax expense (benefit), all of which relates to foreign income taxes, consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
Current	$16,132	$14,316	$2,371	$37,748
Deferred	(1,964)	(3,368)	—	2,122
Total	$14,168	$10,948	$2,371	$39,870

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of statutory and effective income tax rates is shown below:

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
Statutory rate	0.0%	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(9.2)%	(7.2)%	(0.3)%	69.4%
Settlement of prior years’ tax audits	(0.5)%	1.1%	0.0%	(7.7)%
Tax rate change impact	(1.4)%	0.0%	0.0%	0.0%
Uncertain tax positions	0.8%	(0.7)%	(0.2)%	0.3%
Other	(0.2)%	(1.2)%	0.0%	2.2%
Total	(10.5)%	(8.0)%	(0.5)%	64.2%

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted.  The Act, among other things, makes significant changes to the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35% to 21%; changes certain business-related deductions, including modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses; and transitions U.S. international taxation from a worldwide tax system to a territorial tax system.  Our existing deferred tax assets and liabilities are revalued at the newly enacted U.S. corporate rate, and the impact is recognized in our tax expense in 2017; the year of enactment. We continue to examine the potential impact this tax legislation may have on our business and financial results.

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

The components of the net deferred tax assets and liabilities were as follows:

	December 31, 2017	December 31, 2016
(in thousands)
Deferred tax assets:
Share-based compensation	$366	$99
Accrued bonuses/compensation	547	1,839
Start-up costs	54	106
Loss carry-forwards	6,638	15,214
Deferred revenue	1,548	—
Total deferred tax assets	9,153	17,258
Valuation allowance	(5,103)	(13,056)
Net deferred tax assets	4,050	4,202
Deferred tax liabilities:
Property and equipment	(931)	(2,430)
Deferred revenue	—	(649)
Mobilization	—	(233)
Other deferred tax liability	(253)	(5)
Total deferred tax liabilities	(1,184)	(3,317)
Net deferred tax asset	$2,866	$885

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2017, we had foreign tax loss carry forwards of approximately $22.7 million which will begin to expire in 2018.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of approximately $0.3 million is included in 2017 income tax expense and interest and penalties of approximately $1.5 million are accrued as of December 31, 2017.

A reconciliation of our unrecognized tax benefits amount is as follows (in thousands):

Gross balance at January 1, 2017	$3,355
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	1,115
Reductions for tax positions of prior years	-
Expiration of statues	(1,019)
Tax settlements	(411)
Gross balance at December 31, 2017	3,040
Related tax benefits	-
Net reserve at December 31, 2017	$3,040

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

8. Commitments and Contingencies

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Nobu Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these  developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation into the Company concerning possible violations of the FCPA by VDC in the Petrobras matter and indicating that the DOJ has closed such investigation without any action. In addition, the Company has engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation. We have reached an agreement in principle with the staff relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval. While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in the second quarter of 2018. In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million. If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

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

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options. As of December 31, 2017, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year are $2.4 million, $1.7 million, $1.5 million, $1.3 million and $1.4 million for each of the years ending December 31, 2018, 2019, 2020, 2021 and 2022 respectively, and $1.0 million in the aggregate for the years 2023 and thereafter. Rental expenses for the year ended December 31, 2017, for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016 and for the year ended December 31, 2015 were approximately $4.3 million, $4.1 million, $678,000 and $15.2 million, respectively.

At December 31, 2017, we had purchase commitments of $9.4 million. Our purchase commitments consist of obligations outstanding to external vendors primarily related to materials, spare parts, consumables and related supplies for our drilling rigs.

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2017	2016
(in thousands)
Prepaid insurance	$294	$782
Sales tax receivable	5,652	7,129
Income tax receivable	1,374	1,025
Other receivables	158	74
Assets held for sale	2,050	—
Other	3,679	3,413
	$13,207	$12,423

 Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2017	2016
(in thousands)
Drilling equipment	$883,598	$880,267
Assets under construction	1,043	2,138
Office and technology equipment	18,778	18,764
Leasehold improvements	1,165	1,072
	904,584	902,241
Accumulated depreciation	(141,393)	(67,713)
Property and equipment, net	$763,191	$834,528

Other Assets

Other assets consisted of the following:

	December 31,
	2017	2016
(in thousands)
Contract value, net	$7,954	$—
Performance bond collateral	—	3,197
Deferred certification costs	3,497	4,885
Deferred mobilization costs	6,216	4,194
Deferred income taxes	3,162	2,237
Deposits	1,106	1,181
	$21,935	$15,694

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2017	2016
(in thousands)
Interest	$3,952	$104
Compensation	10,285	11,289
Income taxes payable	3,740	5,008
Loss contingency accrual	5,000	—
Other	2,140	2,047
	$25,117	$18,448

Long-term Liabilities

Long-term liabilities consisted of the following:

	December 31,
	2017	2016
(in thousands)
Deferred mobilization revenue	$6,757	$—
Deferred income taxes	296	1,352
2016 MIP	4,399	402
Other non-current liabilities	5,743	9,581
	$17,195	$11,335

Transactions with Former Parent Company

Our consolidated statement of operations includes the following transactions with VDC for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
(in thousands)
Reimbursable revenues	$—	$—	$—	$6,212
Interest income	—	(3)	3	27
Interest expense	—	—	(662)	(489)
	$—	$(3)	$(659)	$5,750

The following table summarizes the balances payable to VDC included in our consolidated balance sheet as of the dates indicated:

	December 31,
	2017	2016
(in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

Pursuant to the terms of the Restructuring Agreement, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship. This business represented approximately 0.7%, 2.6%, 3.2% and 1.0 % of our total revenue for the year ended December 31, 2017, for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016 and for the year ended December 31, 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 51%, 15%, 13% and 11% of consolidated revenue for the year ended December 31, 2017. Three customers accounted for approximately 58%, 19% and 11% of consolidated revenue for the period from February 10, 2016 to December 31, 2016. Three customers accounted for approximately 58%, 18% and 14% of consolidated revenue for the period from January 1, 2016 to February 10, 2016. Three customers accounted for approximately 32%, 25% and 20% of consolidated revenue for the year ended December 31, 2015.

Our revenues by country were as follows:

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
Congo	$139,579	$91,435	$13,769	$247,415
Malaysia	26,983	30,397	3,319	—
Indonesia	23,477	18,075	4,214	—
India	—	—	—	189,973
U.S.	—	—	—	128,157
Other countries (a)	22,807	18,741	2,238	206,720
Total revenues	$212,846	$158,648	$23,540	$772,265
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country were as follows:

	December 31, 2017	December 31, 2016

Congo	$256,200	$277,305
India	155,362	—
Malaysia	103,603	280,689
South Africa	179,468	196,473
Other countries (a)	68,558	80,061
Total property and equipment	$763,191	$834,528

VANTAGE DRILLING INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Other countries represent countries in which we operate that individually had property equipment, net representing less than 10 percent of total property and equipment.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

11. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the years ended December 31, 2017 and 2016 (in thousands except per share amounts).

	Successor
	Quarter Ended
	March 31	June 30	September 30	December 31

2017
Revenues	$42,049	$53,263	$57,696	$59,838
Loss from operations (1)	(16,867)	(16,976)	(17,639)	(12,913)
Other expense	(18,206)	(16,235)	(18,169)	(18,612)
Net loss	(36,499)	(36,592)	(40,068)	(36,626)
Loss per share
Basic and diluted	$(7.30)	$(7.32)	$(8.01)	$(7.33)
(1)

During the quarter ended December 31, 2017 we recorded a loss contingency in the amount of $5 million in connection with the proposed offer of settlement with the SEC, as described in “Note 8. Commitments and Contingencies”.

	Predecessor	Successor
	Period from	Period from	Quarter Ended
	January 1, 2016 to February 10, 2016	February 10, 2016 to March 31, 2016	June 30	September 30	December 31

2016
Revenues	$23,540	$29,786	$48,511	$39,942	$40,409
Loss from operations	(14,927)	(18,897)	(13,530)	(20,146)	(16,643)
Other expense	(454,713)	(8,964)	(20,766)	(18,007)	(19,516)
Net loss	(472,011)	(29,028)	(35,734)	(41,526)	(41,129)
Net loss attributable to noncontrolling interests	(969)	—	—	—	—
Net loss attributable to VDI	(471,042)	(29,028)	(35,734)	(41,526)	(41,129)
Loss per share
Basic and diluted	N/A	$(5.81)	$(7.15)	$(8.31)	$(8.23)

Loss per share is computed independently for each of the periods presented. Therefore, the sum of the periods’ earnings (loss) per share may not agree to the total computed for the year.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017 and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

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

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	List of documents filed as part of this report
Exhibit No.	Description
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
10.12

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas W. Halkett, dated February 10, 2016  (Incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.13

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and William L. Thomson, dated February 10, 2016 (Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.14

Employment Agreement between Vantage Drilling International and Douglas E. Stewart, dated May 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 17, 2016)

10.15

Employment Agreement between Vantage Drilling International and Ihab Toma, dated August 9, 2016  (Incorporated by reference to Exhibit 10.13 of the Amendment No. 1 to Form S-1 filed with the SEC on August 25, 2016)

10.16

Employment Agreement Between Vantage Drilling International and Thomas J. Cimino, dated September 22, 2016 (Incorporated by reference to Exhibit 10.14 of the Amendment No. 1 to Form S-1 filed with the SEC on October 11, 2016)

10.17

Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017 (Incorporated by reference to Exhibit 10.1 of the Form 10-K/A filed with the SEC on May 1, 2017)

12.1	Statement re Computation of Earnings to Fixed Charges (Filed herewith)
21.1	Subsidiaries of Vantage Drilling International (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— XBRL Instance Document (Filed herewith)
101.SCH	— XBRL Schema Document (Filed herewith)
101.CAL	— XBRL Calculation Document (Filed herewith)
101.DEF	— XBRL Definition Linkbase Document (Filed herewith)
101.LAB	— XBRL Label Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)

Item 16.	Form 10-K Summary.

           None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ THOMAS J. CIMINO
Name:	Thomas J. Cimino
Title:	Chief Financial Officer
Date:	March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ihab Toma	Chief Executive Officer (Principal Executive Officer)	March 29, 2018
Ihab Toma

/s/ Thomas J. Cimino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2018
Thomas J. Cimino

/s/ Thomas R. Bates, Jr.	Chairman and Director	March 29, 2018
Thomas R. Bates, Jr.

/s/ Nils E. Larsen	Director	March 29, 2018
Nils E. Larsen

/s/ L. Spencer Wells	Director	March 29, 2018
L. Spencer Wells

/s/ Esa Ikaheimonen	Director	March 29, 2018
Esa Ikaheimonen

/s/ Scott McCarty	Director	March 29, 2018
Scott McCarty

/s/ Matthew Bonanno	Director	March 29, 2018
Matthew Bonanno