Form 10-K/A
period 2017-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2018-04-30
CIK 1465872

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act of 1934.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of the registrant’s ordinary shares outstanding as of April 19, 2018 was 5,000,053 shares.

EXPLANATORY NOTE

Vantage Drilling International is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 27, 2018 and certain other information about them are set forth below:

Name	Age	Position
Thomas R. Bates, Jr. (1)	68	Chairman of the Board of Directors
Matthew W. Bonanno (2)	39	Director
Esa Ikaheimonen(1)	54	Director
Nils E. Larsen (1)	47	Director
Scott McCarty (2)	44	Director
L. Spencer Wells (2)	47	Director
Ihab Toma	55	Chief Executive Officer and Director
Thomas J. Cimino	49	Chief Financial Officer and Treasurer
Douglas W. Halkett	57	Chief Operating Officer
Douglas E. Stewart	41	Vice President, General Counsel, Chief Compliance Officer and Secretary
William L. Thomson	47	Vice President – Marketing and Business Development
Linda J. Ibrahim	47	Vice President of Tax and Governmental Compliance

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee

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

Directorships for the past five years: Independence Contract Drilling (Chairman 2011 to the present), TETRA Technologies (2011 to the present), Alacer Gold Corporation (2014 to the present), Hercules Offshore Company (2004 to 2015; Chairman 2009 to 2015) and Tidewater, Inc. (Chairman 2017 to the present).

Matthew W. Bonanno has served as a director of the Company since February 10, 2016. Qualifications and Experience: Matthew joined York Capital Management in July 2010 and is a Partner of the Firm and the Co-Head of North America Credit. Matthew joined York from the Blackstone Group where he worked as an Associate focusing on restructuring, recapitalization and reorganization transactions. Prior to joining the Blackstone Group, Matthew worked on financing and strategic transactions at News Corporation and as an Investment Banker at JP Morgan and Goldman Sachs. Matthew is currently a member of the Board, in his capacity as a York employee, of Rever Offshore AS, and all entities incorporated pursuant to York’s partnership with Costamare Inc. and Augustea Bunge Maritime, Next Decade LLC, Linn Energy Inc. and Samson Resources II, LLC. Matthew is also a member of the Board of Directors of the Children’s Scholarship Fund. Matthew received a B.A. in History from Georgetown University and an M.B.A in Finance from The Wharton School of the University of Pennsylvania.

Directorships for the past five years: Rever Offshore AS (2013 to present), Stallion Oilfield Holdings, Inc. (2013 to 2015), ABY Group Holdings (2013 to present); Next Decade LLC (2017 to the present); Linn Energy Inc. (Audit Committee Chairman 2017 to the present); and Samson Resources II, LLC. (2017 to the present).

Esa Ikaheimonen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Ikaheimonen has served as the Chief Financial Officer and Chief Commercial Officer of Genel Energy Plc, an oil and gas exploration and production company listed on the London Stock Exchange, since July 2017. Mr. Ikaheimonen served as the Executive Vice President and Chief Financial Officer of Transocean Ltd., an offshore drilling contractor from 2012 to 2015. He was Senior Vice President and Chief Financial Officer of Seadrill Ltd., an offshore drilling contractor from 2010 to 2012. From 2009 to 2010, Mr. Ikaheimonen served as Executive Vice President and Chief Financial Officer of Poyry PLC, a global consulting and engineering company. Prior to Poyry, he was employed by Royal Dutch Shell for almost 20 years where he held several senior positions including Regional Vice President Finance for Upstream in both Africa and the Middle-East, Finance and Commercial Director in Qatar, and Downstream Finance Director for Scandinavia. Mr. Ikaheimonen’s background and experience provide us with significant managerial insight into the offshore drilling business and strategic focus on our customers. Additionally, Mr. Ikaheimonen has experience sitting on an audit committee which provides insight into financial processes and controls. Education: Mr. Ikaheimonen earned a Master’s Degree in Law from the University of Turku in Finland, specializing in Tax Law and Tax Planning. Mr. Ikaheimonen serves as chairman of the Audit Committee.

Directorships for the past five years: Transocean Partners, LLC (Chairman 2014 to 2015), and Ahlstrom Plc (Audit Committee Chairman 2011 to 2015)

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

Directorships for the past five years: Blackhawk Mining LLC (2018 to present), Liberty Tire Recycling Holdings (Chairman 2015 to present), Rewards Network (2013 to 2017; Chairman 2016 to 2017), Extreme Reach (2015 to present), More FM (2015 to present), Esterline Technologies Corporation (Audit Committee and Enterprise Risk Committee 2016 to present), LiveStyle, Inc. (2016 to present), Talent Partners (Chairman 2014 to 2015), Media Properties Holdings (2014 to 2016), Classified Ventures (2009 to 2013), Chicago Cubs Baseball Holdings (2009 to 2013), Newsday Holdings (2008 to 2013) and TV Food Network Holdings (2008 to 2013).

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

Directorships for the past five years: Travelport Worldwide (2013-2014), Envirotest Systems Holdings Corp. (2007-2014) and Q-TZG Leasing Holding Ltd (2013 to present),and Gulfmark Offshore, Inc. (2017 to the present), Jones Energy. Inc. (2018 to the present).

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

Directorships in the past five years: Drilling Systems (UK) Ltd. (June 2015 to the present), Paradigm Geophysical Corp (October 2013 to April 2018), AGR Group (Vice Chairman from January 2015 to the present) and Engström & Engstöm (Chairman from May 2014 to May-2017 and Fara-Rever (January 2018 to present)).

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

Directorships for the past five years: Center for Music National Service (2011 to 2014), Advanced Emissions Solutions, Inc. (Chairman 2014 to present), Syncora Holdings, Ltd. (2014 to 2016), Preferred Proppants LLC (2014 to 2018), Navig8 Crude Tankers, Inc. (2014 to 2015), Alinta Holdings (2013), Affinion Group Holdings, Inc. (Chairman 2015 to 2017), Global Geophysical Services, Inc. (Chairman 2015 to 2016), Town Sports International Holdings, Inc. (2015 to present), Certus Holdings, Inc. and CertusBank, N.A (2014 to 2016), Telford Offshore Holdings Ltd (2018 to the present), NextDecade Corp (2017 to the present), and Samson Resources II LLC (2017 to the present).

Executive Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not currently subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires any class of any equity security registered under Section 12 of the Exchange Act, with certain exceptions, any director or officer of the issuer of such security and holders of more than 10% of our ordinary shares to file with the SEC reports regarding their ownership and changes in ownership of our ordinary shares.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our 2017 Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) focuses on the compensation of our 2017 named executive officers, who were:

•	Ihab Toma, Chief Executive Officer

•	Thomas J. Cimino, Chief Financial Officer

•	Douglas Halkett, Chief Operating Officer

•	William L. Thomson, Vice President, Marketing and Business Development

•	Douglas E. Stewart, Vice President, General Counsel, Chief Compliance Officer & Corporate Secretary

Compensation Philosophy and Objectives

Our executive compensation program reflects our philosophy that executive officers’ compensation should be closely aligned with the long-term interests of shareholders and strongly correlated with both company-wide and individual performance. Accordingly, our executive compensation program places an emphasis on equity-based incentives and performance based compensation. The key business metrics we have historically considered in establishing targets and measuring the performance of our executive officers have included safety performance and financial performance.

The objectives of our executive compensation program are to attract, retain and motivate experienced, high-quality professionals to meet the long-term interests of our shareholders and to reward outstanding performance. Many of our competitors are larger and more established offshore drilling companies with greater financial resources. Consistent with our philosophy and objectives, we designed a compensation program which we believe to be competitive with companies with which we compete for talent and have evaluated the mix of compensation between fixed (annual base salary) and performance-based compensation.

The components of our compensation program currently include:

•	Annual Base Salary. The fixed cash component of our compensation program is used to attract and retain executives at levels intended to be competitive and to compensate executives for their day-to-day duties and responsibilities.

•	Annual Cash Incentive Awards. This component of our compensation program is an annual cash incentive payment based on our performance relative to the metrics established by the Compensation Committee and the individual executive’s performance measured against his or her individual performance goals.

•	Time-vested Equity Awards. This component of our compensation program consists of time-vested equity awards designed to encourage retention and align the executives’ interest with our shareholders.

•	Performance-based Equity Awards. This component of compensation consists of performance-based equity awards and was designed to focus executives’ performance on our business and financial performance which would generate long-term shareholder value.

•	Other Benefits. This component of our compensation program has historically consisted primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on assignments outside their home country (including expatriate housing, schooling, home airfare and foreign taxes). While we suspended 401(k) plan matching contributions effective June 1, 2016, we reinstated the 401(k) plan matching contributions on January 1, 2018.

2017 Compensation Program

Due to the ongoing difficulties in the offshore drilling industry, the Compensation Committee determined that there would be no adjustments to the annual base salaries of the named executive officers for 2017. To address retention concerns and incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to approve a performance-based annual bonus program for 2017, as discussed in greater detail below. The Compensation Committee determined that it was both reasonable and in the Company’s best interests to provide the named executive officers with this type of compensation opportunity during 2017 in order to ensure that the executives were properly motivated to drive the Company’s turnaround efforts and related financial objectives, taking into account the fact that the named executive officers were not paid an annual bonus during 2016 and did not receive a grant of equity-based awards during 2017.

Compensation Committee

On February 10, 2016, upon the effectiveness of our Chapter 11 bankruptcy plan, the newly constituted Board of Directors appointed Messrs. Bonanno and Wells to the Compensation Committee. Mr. McCarty was appointed to the Compensation Committee, effective February 15, 2016. Mr. Wells serves as Chairman of the Compensation Committee.

Our Compensation Committee is responsible for determining the compensation of our directors and executive officers as well as establishing our compensation philosophies. The Compensation Committee operates independently of management and annually has the authority to seek advice from advisors as it deems appropriate. The Compensation Committee reviews our compensation program, including the allocation of the respective components of compensation, and operates pursuant to a written charter, which is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Compensation Committee Charter.” Pursuant to its charter, the Compensation Committee may, in its discretion and to the extent permissible by law, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee. The Compensation Committee reviews and approves the compensation and benefits for executive officers of the Company (other than the CEO), and reviews and recommends for approval by the Board the compensation and benefits of the CEO.

Benchmarking of Compensation and Peer Group

The Compensation Committee did not establish a peer group in connection with making compensation decisions in respect of 2017 and did not engage in any formal benchmarking in determining 2017 executive compensation. The Compensation Committee may, from time to time, review current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries when it makes compensation-related decisions. In connection with its review, the Compensation Committee may consider the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources.

Compensation Consultant

During 2017, the Compensation Committee did not retain the services of an outside compensation consultant.

Role of Executive Officers in Compensation Decisions

For 2017, no executive officer played a role in determining the amount or form of compensation paid to the Company’s executive officers, other than Mr. Toma, who provided input with respect to the performance goals and applicable target bonus levels applicable to the 2017 annual cash incentive program.

Elements of our Compensation Program

As described above, there are five primary elements to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards and, with respect to executives based outside of their home countries, expatriate executive perquisites. These are described in greater detail below.

Annual Base Salary. There were no changes to the annual base salary levels of the named executive officers during 2017.

Annual Cash Incentive Awards. To address retention concerns and incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to approve a performance-based annual bonus program for 2017 (the “2017 Annual Bonus Program”).    Under the 2017 Annual Bonus Program, each of the named executive officers had the opportunity to earn a cash payment based on the level of achievement of the following performance goals, each of which was weighted at 33%: (1) Total Recordable Incident Rate, (2) Contracts Awarded for Rigs and (3) level of cash at year end. At the beginning of 2017, the Compensation Committee established target bonus opportunities for each of the named executive officers, expressed as a percentage of the named executive officer’s annual base salary:

Last name	First name	Position	Annual Salary	Bonus Target
Toma	Ihab	Chief Executive Officer	$500,000	100%
Cimino	Thomas	Chief Financial Officer	$285,000	75%
Halkett	Douglas	Chief Operating Officer	$430,000	80%
Thomson	William	VP Marketing	$285,000	70%
Stewart	Douglas	VP General Counsel	$285,000	75%

The maximum amount payable to each named executive officer under the 2017 Annual Bonus Program is 200% of the applicable named executive officer’s target bonus amount. Following the end of the performance period, the Compensation Committee reviewed the Company’s level of achievement of the three applicable performance goals (and the criteria underlying each goal) and determined that the aggregate level of performance achieved across all three separate performance goals was 142.3%, which resulted in each named executive officer earning approximately 142.3% of his target annual bonus amount. For the amounts earned by each of the named executive officers in respect of 2017 performance, see the “Non-Equity Incentive Compensation” column of the 2017 Summary Compensation Table.

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

All of the current named executive officers received these awards during 2016, but no additional grants were made to them during 2017. For the grant date fair values of the equity-based awards granted to the named executive officer under the Amended 2016 MIP, see the 2016 “Stock Awards” column of the Summary Compensation Table.

Severance and Other Termination Payments

The named executive officers are entitled to receive severance benefits under the terms of their employment agreements. Prior to the effectiveness of our chapter 11 bankruptcy plan on February 10, 2016, certain of the named executive officers were subject to the Company’s change of control policy. The purpose of the change of control policy was to:

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

Employment Agreements. Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with Messrs. Halkett and Thomson, each effective February 10, 2016. The Amended and Restated Employment Agreements provide for certain severance benefits, including the immediate vesting of all restricted share and option awards upon certain terminations or following a change of control (other than awards, if any, granted under the Amended 2016 MIP, which awards will be governed by the Amended 2016 MIP). In connection with their commencement of employment, Messrs. Toma, Cimino and Stewart each entered into employment agreements with us that provide for certain severance benefits upon certain terminations of employment. Additionally, certain of our named executive officers may be entitled to additional severance benefits in the event the officer is terminated following a change of control. More detailed information about the employment agreements and the possible payouts under the change of control policy is contained in “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”

Other Compensation Policies

Other Compensation. We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. We also provide certain of our executive officers with a limited number of perquisites which we believe are reasonable and competitive with other companies of our size in our industry. For certain executive officers, these include reimbursement for the cost of an annual physical, a car allowance, and/or certain housing expenses. The amounts paid to each of the Company’s named executive officers in respect of such benefits are shown in the “All Other Compensation” column of the 2017 Summary Compensation Table.

Expatriate benefits. Employees, including the named executive officers, who reside outside of their home country as a result of their job responsibilities receive certain expatriate benefits that we believe are competitive with those of peer companies engaged in significant international operations. For expatriate named executive officers, these perquisites may include paid housing and utilities, use of a car (or a car allowance, depending on the location), payment or reimbursement of in-country taxes, an annual home leave flight allowance for the employee and eligible family members, school tuition expenses for their children, and for certain jurisdictions, a geographic coefficient. These expatriate benefits phase out over a period of time specified for certain of our international and domestic locations. In addition, we took steps during 2016 to reduce or eliminate certain expatriate benefits, either immediately or with respect to future years, including in-country tax benefits and geographic coefficients.

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

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million per year on the amount of compensation paid to certain of a public company’s executive officers that may be deductible for any single taxable year. The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modifies Section 162(m) and, among other things, expanded the definition of “public company” to include companies that have reporting obligations under Section 15(d) of the Exchange Act. As a result, certain compensation paid by the Company in the future to our “covered employees” (as defined under Section 162(m)) that exceeds $1 million may not be deductible to the Company in future years. The Company will continue to monitor the impact of Section 162(m) on the Company’s compensation programs.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total Compensation ($)
Ihab Toma Chief Executive Officer	2017	507,386	—	—	711,289	171,578	1,390,253
	2016	162,632	30,000	1,483,440	—	30,739	1,706,811

Thomas J. Cimino Chief Financial Officer	2017	285,000	—	—	304,067	15,000	604,067
	2016	73,442	—	412,080	—	3,630	489,152

Douglas W. Halkett Chief Operating Officer	2017	430,000	—	—	489,367	43,646	963,013
	2016	435,514	—	714,240	—	84,878	1,234,632
	2015	430,000	—	116,666	—	255,925	802,591

William L. Thomson Vice President - Marketing and Business Development	2017	285,000	—	—	283,804	48,837	617,641
	2016	285,000	—	329,680	—	41,832	656,512
	2015	285,000	—	55,999	—	233,571	574,570

Douglas E. Stewart Vice President, General Counsel and Corporate Secretary	2017	285,000	—	—	304,067	14,400	603,467
	2016	155,654	—	412,080	—	8,400	576,134

(1)	The amounts set forth under the “Bonus” column reflect certain bonus amounts paid to the named executive officer other than pursuant to the terms of the Company’s annual cash incentive programs as in effect from time to time. For Mr. Toma, the amount shown for 2016 represents $30,000 paid by the Company as a sign-on bonus in connection with his hire as the Company’s Chief Executive Officer.
(2)	The amounts shown represent the grant date fair value of restricted share and, for 2016, restricted stock unit, awards calculated in accordance with FASB ASC Topic 718. The aggregate grant date fair value of the performance-based restricted stock unit awards granted during 2016 was determined to be $0 pursuant to FASB ASC Topic 718, taking into account the “probable” outcome of the applicable performance criteria. For detailed information on the assumptions used for purposes of valuing equity-based instruments granted during 2016, please see “Note 6, Shareholder’s Equity” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. No equity-based compensation awards were granted to the named executive officers during 2017.
(3)	For 2017, reflects amounts earned by the named executive officers in respect of 2017 performance under the 2017 Annual Bonus Program. These amounts were paid to the named executive officers in a lump sum in early 2018.
(4)	Additional detail for 2017 “All Other Compensation” is provided in the table below:

Name	Schooling ($)	Housing ($)	Vehicle ($)	Home Airfare ($)	Amounts Paid in Connection With Taxes ($) (i)	Other Compensation ($)(ii)	Total ($)
Ihab Toma	—	116,191	9,412	1,645	9,330	35,000	171,578

Thomas J. Cimino	—	—	14,400	—	—	600	15,000

Douglas W. Halkett	—	26,468	10,899	2,000	4,279	—	43,646

William A. Thomson	20,000	—	9,000	—	19,759	78	48,837

Douglas E. Stewart	—	—	14,400	—	—	—	14,400

(i)	Includes tax preparation fees for each of Messrs. Toma, Halkett and Thomson in the amounts of $9,330, $4,279 and $19,759, respectively.
(ii)	For Mr. Toma, the amount shown represents $35,000 paid by the Company as a relocation benefit to defray expenses associated with his move from Houston to Dubai. For Messrs. Cimino and Thomson amounts shown are for reimbursement of gym memberships.

Employment Agreements

Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into the Amended and Restated Employment Agreements with Messrs. Halkett and Thomson, each effective February 10, 2016. The Amended and Restated Employment Agreements supersede the employment agreements such named executive officers had in place with the company prior to February 10, 2016. We entered into the Amended and Restated Employment Agreements primarily for purposes of updating certain terms of our prior arrangements with such named executive officers, including modifications (i) to comply with changes in law, and (ii) to clarify certain terms and definitions.

The Amended and Restated Employment Agreements provide that Messrs. Halkett and Thomson are entitled to annual base salaries of $430,000 and $285,000, respectively, with target annual cash incentive awards equal to 80% and 70% of their respective base salaries. Subject to adjustments based on market conditions and industry compensation trends, each of the Amended and Restated Employment Agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $1,250,000 to Mr. Halkett and $712,500 to Mr. Thomson. In lieu of making such recommendation, the Compensation Committee granted equity awards pursuant to the Amended 2016 MIP as described above.

The term of each of the Amended and Restated Employment Agreements is subject to automatic extension for an additional one-year period on each anniversary of such agreement, unless either party gives notice of non-renewal at least 90 days before the renewal date.

Under the terms of the Amended and Restated Employment Agreements, Messrs. Halkett and Thomson are prohibited from competing with us or soliciting any of our customers or employees for a period of time following the termination of his employment, the duration of which is based on the circumstances of termination. Additionally, each of the Amended and Restated Employment Agreements provides that upon “retirement” (as such term is defined in the Amended and Restated Employment Agreements), all stock awards granted to the applicable executive through the date of retirement shall vest immediately (other than awards granted under the Amended 2016 MIP, which awards will be governed by the Amended 2016 MIP and the applicable award agreements).

On May 10, 2016, we entered into an employment agreement with Mr. Stewart in connection with his appointment as Vice President, General Counsel and Corporate Secretary of the Company, to be effective on June 9, 2016. His employment agreement has an initial term of one year and provides for an annual base salary of $285,000 with an annual target bonus, beginning in fiscal year 2017, of no less than 75% of Mr. Stewart’s annual base salary. The other terms of Mr. Stewart’s employment agreement are substantially the same as those in the Amended and Restated Employment Agreements. As contemplated in his employment agreement, on August 24, 2016, the Compensation Committee approved a grant to Mr. Stewart consisting of 5,151 time-based restricted stock units and 12,018 performance-based restricted stock units to acquire units of our stapled securities under the Amended 2016 MIP. This grant became effective on August 29, 2016.

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

Pursuant to the Employment Agreement, Mr. Toma receives an annual base salary of $500,000, and has the opportunity to earn an annual bonus based on his and/or our achievement of certain performance criteria established by the Compensation Committee. For each fiscal year beginning with our 2017 fiscal year, Mr. Toma’s target annual bonus opportunity will be equal to 100% of his annual base salary (the “Target Annual Bonus”), subject to a maximum annual bonus payout equal to 200% of his base salary. Mr. Toma also receives a housing allowance of $7,500 per month for up to three years following the Employment Effective Date.

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

On September 22, 2016, we entered into an employment agreement with Mr. Cimino (the “Cimino Employment Agreement”). The terms of the Cimino Employment Agreement are substantially similar to those of Mr. Toma’s Employment Agreement, except that Mr. Cimino serves as our Chief Financial Officer with an annual base salary of $285,000, and, beginning with the Company’s 2017 fiscal year, will have a target annual bonus opportunity equal to 75% of his annual base salary, and his applicable severance multiple is equal to one-times its applicable severance component. Pursuant to the Cimino Employment Agreement, Mr. Cimino has agreed to indefinite confidentiality and non-disparagement obligations. The Cimino Employment Agreement also provides that Mr. Cimino will not compete with us or solicit our customers or employees, in any case during his employment or for a period of one year thereafter. This period increases to two years in the case of Mr. Cimino’s retirement.

In connection with his appointment as Chief Financial Officer of the Company, the Compensation Committee approved a grant to Mr. Cimino under the Amended 2016 MIP on terms substantially similar to those of Mr. Toma’s Performance-Based Awards and Time-Based Awards, except that Mr. Cimino received 12,018 performance-based restricted stock units and 5,151 time-based restricted stock units.

Grants of Plan Based Awards Table

The following table provides information with respect to plan-based awards made during fiscal year 2017 to the named executive officers.

Estimated Possible Payouts under

Non-Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	All other stock awards: Number of shares of stock or units (#) (2)	Grant date fair value of stock and option awards ($) (2)
Ihab Toma	1/1/2017	—	500,000	1,000,000	—	—
Thomas J. Cimino	1/1/2017	—	213,750	427,500	—	—
Douglas W. Halkett	1/1/2017	—	344,000	688,000	—	—
William L. Thomson	1/1/2017	—	199,500	399,000	—	—
Douglas E. Stewart	1/1/2017	—	213,750	427,500	—	—

(1)	Represents the target and maximum amounts payable to each named executive officer under the terms of the 2017 Annual Bonus Program. Pursuant to the terms of the 2017 Annual Bonus Program, no payment in respect of a particular performance goal may be earned unless “threshold” level with respect to that performance goal has been achieved. For any performance that falls between levels (e.g., between threshold and target level, and between target and maximum level), payout amounts are linearly interpolated between the two applicable reference points. For the amounts earned in respect of 2017, see the “Non-Equity Incentive Compensation Plan” column of the 2017 Summary Compensation Table.
(2)	No equity-based compensation awards were granted to the named executive officers during 2017.

Outstanding Equity Awards at Year End

The following table provides information with respect to the status as of December 31, 2017 of all unvested restricted stock unit awards held by each of the named executive officers.

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Ihab Toma	13,907	—	—	2,684,099
Ihab Toma	—	4,327	835,034	—
Thomas J. Cimino	3,863	—	—	745,607
Thomas J. Cimino	—	1,202	231,947	—
Douglas W. Halkett	6,696	—	—	1,292,328
Douglas W. Halkett	—	2,083	402,058	—
William L. Thomson	3,091	—	—	596,515
William L. Thomson	—	962	185,570	—
Douglas E. Stewart	3,863	—	—	745,607
Douglas E. Stewart	—	1,202	231,947	—

(1)	Time-based restricted stock units granted to our named executive officers vest ratably on each of the first four anniversaries of February 10, 2016.
(2)	Performance-based restricted stock units granted to our named executive officers vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a “qualified liquidity event” or, if later, February 10, 2023. The minimum percentage of performance-based restricted stock units that are eligible at the threshold level of achievement is 10 percent of the restricted stock unit granted, and the maximum number is 100 percent of the restricted stock units granted. For Messrs. Toma, Cimino, Stewart, Halkett, and Thomson, respectively, there are 43,266; 12,018; 12,018; 20,832; and 9,615 performance-based restricted stock units eligible to vest.
(3)	The market value of unearned performance-based restricted stock units is equal to the number of unvested performance-based restricted that would be eligible to vest as a result of “threshold” level of achievement of the applicable performance criteria (i.e., 10% of the number of performance-based restricted stock units granted) times $193.00, the fair market value of one unit of our stapled securities on December 29, 2017, based on broker-assisted trades.
(4)	The market value of time-based restricted stock units granted is equal to the number of unvested time-based restricted stock units times $193.00, the fair market value of one unit of our stapled securities on December 29, 2017, based on broker-assisted trades.

Fiscal Year 2017 Stock Vested

The following table contains information about restricted stock units that vested during fiscal year 2017.

Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Ihab Toma	4,636	890,064
Thomas J. Cimino	1,288	247,248
Douglas W. Halkett	2,232	428,544
William L. Thomson	1,030	197,808
Douglas E. Stewart	1,288	247,248

(1)	Per the terms of the award agreements, the time-based restricted stock units granted to the named executive officers during 2016 vest ¼ on each of the first four anniversaries of February 10, 2016, but the settlement of the restricted stock units is deferred until the earlier of (i) the seventh anniversary of February 10, 2016, and (ii) a qualified liquidity event as defined in the Amended 2016 MIP. The amounts shown under the “Number of Units Acquired on Vesting” column represents the number of time-based restricted stock units that vested for each named executive officer on February 10, 2017, and the amounts shown under the “Value Realized on Vesting” column represents the applicable number of restricted stock units multiplied by $192.00. However, no common stock or other property was received by the named executive officers in connection with such vesting event.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause, or in the event of a change of control, each as of December 31, 2017, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination

Compensation Type	Ihab Toma	Thomas J. Cimino	Douglas W. Halkett	William L. Thomson	Douglas E. Stewart
Salary (1)	$1,000,000	$285,000	$860,000	$285,000	$285,000
Annual Bonus (1)	$1,000,000	$213,750	$688,000	$199,500	$213,750
Accelerated Vesting of Equity Awards (2)	$—	$—	$—	$—	$—

	$2,000,000	$498,750	$1,548,000	$484,500	$498,750

Termination Following a Change of Control

Salary (3)	$1,500,000	$285,000	$1,290,000	$285,000	$285,000
Annual Bonus (3)	$1,500,000	$213,750	$1,032,000	$199,500	$213,750
Accelerated Vesting of Equity Awards (4)	$2,684,099	$745,607	$1,292,328	$596,515	$745,607

	$5,684,099	$1,244,357	$3,614,328	$1,081,015	$1,244,357

(1)	Reflects payments equal to two years of annual salary and target annual bonus in the case of Messrs. Halkett and Toma, and one year of annual salary and target annual bonus in the case of Messrs. Thomson, Cimino and Stewart.
(2)	Pursuant to the applicable award agreements under the Amended 2016 MIP, upon the occurrence of a termination of services for any reason, all unvested time-based restricted stock units will be forfeited and cancelled. Upon a termination by the Company without cause or by the named executive officer for good reason, a pro-rated portion of the performance-based restricted stock units would remain eligible to vest upon the first to occur of a qualified liquidity event or February 10, 2023, based on the multiple of “total enterprise value” of the Company measured as of applicable vesting date. The table above assumes that (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), on the applicable vesting date, the multiple of “total enterprise value” would fall below the “threshold” level of achievement, and therefore no value is included in table above in respect of accelerated vesting of performance-based restricted stock units.
(3)	Reflects payments equal to three years of annual salary and target annual bonus for Messrs. Halkett and Toma, and one year of salary and target annual bonus for Messrs. Thomson, Cimino and Stewart, payable pursuant to the terms of their respective employment agreements.
(4)	Pursuant to the applicable award agreements, time-based restricted stock units granted to the named executive officers during 2016 will vest immediately upon a qualified liquidity event, as defined in the Amended 2016 MIP. The value shown in respect of the accelerated vesting of the time-based restricted stock units represents the number of unvested restricted stock units times $193.00, the fair market value of one unit of our stapled securities on December 29, 2017, based on broker-assisted trades. If a qualified liquidity event had occurred on December 31, 2017, all of the named executive officers’ performance-based units would have vested based on the multiple of “total enterprise value” of the Company measured as of December 31, 2017. The table above assumes that, as of December 31, 2017 (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), the multiple of “total enterprise value” of the Company would have fallen below the “threshold” level of achievement, and therefore no value is included in the table above in respect of accelerated vesting of the performance-based restricted stock units.

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

Director Compensation

The members of the Company’s current Board of Directors were each elected as directors effective February 10, 2016, upon the effectiveness of the Company’s Chapter 11 bankruptcy plan. The Board of Directors has approved compensation for independent board members consisting of $133,333 of annual cash compensation and $66,667 of annual stock awards. Additionally, each independent board member is entitled to receive $2,000 for each board or committee meeting attended in-person and $1,000 for each board or committee meeting attended telephonically. The Chairman of the Board of Directors will receive an additional $50,000 of annual cash consideration and the Chairman of the Audit Committee and Chairman of the Compensation Committee will each receive an additional $10,000 of annual cash consideration. The cash consideration will be paid quarterly in arrears. The board members currently determined to be independent for purposes of receiving compensation are Messrs. Bates, Ikaheimonen, Larsen, and Wells.

All of the directors are reimbursed for reasonable, necessary and documented travel, subsistence, and other related expenses incurred in connection with the performance of their official board duties.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)_	Total ($)
Thomas R. Bates, Jr.	202,207	66,667	268,874
Esa Ikaheimonen	162,234	66,667	228,901
Nils E. Larsen	152,241	66,667	218,908
L. Spencer Wells	158,234	66,667	224,901
Matthew W. Bonanno	—	—	—
Scott McCarty	—	—	—

(1)	The amounts shown represent the grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. During 2017, the independent directors of the Company received annual grants of restricted stock units with a grant date value equal to $66,667. As of December 31, 2017, each non-employee director held 987 unvested restricted stock units.

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

L. Spencer Wells, Chair
Matthew W. Bonanno
Scott McCarty

Compensation Committee Interlocks and Insider Participation

None of the current members of our Compensation Committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a director or member of the Compensation Committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as one of our directors or a member of our Compensation Committee. Mr. McCarty is, and was during 2017, an employee of Renegade Swish, LLC, an affiliate of Q Investments.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees to the annual total compensation of our CEO, Mr. Toma.

We determined that, as of December 31, 2017, our employee population consisted of 439 individuals, not including our CEO. As of such date, approximately 91% of our employee population was located outside of the U.S.

To identify the median employee, we calculated the total cash compensation of each employee for the twelve-month period ended December 31, 2017. Total cash compensation for these purposes included base salary, bonus and comparable cash elements of compensation in non-U.S. jurisdictions and was calculated using internal payroll records. We did not apply any cost of living adjustments as part of the calculation. We annualized the compensation of all permanent employees who were hired in 2017 but did not work for us or our consolidated subsidiaries for the entire fiscal year, but did not annualize the compensation of any part-time employee. We did not include any independent contractors or leased employees in our determination.

Once we identified the median employee, we calculated all of the elements of such employee’s compensation for the 2017 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an estimated annual total compensation of $104,212. To calculate the annual total compensation of Mr. Toma, we used the amount reported in the “Total” column of the 2017 Summary Compensation Table included in this Form 10-K/A, which was $1,390,253, resulting in a ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees of 13 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K.

Because the SEC rules for identifying the median of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have headquarters in different countries, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 19, 2018, except as noted below, by (i) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (ii) each director, nominee for director and named executive officer, and (iii) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 13, 2018.

Name of beneficial owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
Anchorage Funds(3)	1,550,403	31.01%
York Funds(4)	834,256	16.68%
Vantage Drilling Company(5)	655,094	13.10%
Q Funds(6)	457,109	9.14%
Directors and named executive officers:
Thomas R. Bates, Jr.	—	—
Matthew W. Bonanno (7)	—	—
Esa Ikaheimonen	—	—
Nils E. Larsen	—	—
Scott McCarty (8)	—	—
L. Spencer Wells	—	—
Ihab Toma	—	—
Thomas J. Cimino	—	—
Douglas W. Halkett	—	—
Douglas E. Stewart	—	—
William L. Thomson	—	—
Linda J. Ibrahim	—	—
All directors and executive officers as a group (12 persons)	—	—

(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.
(2)	Based on 5,000,053 ordinary shares outstanding as of April 19, 2018. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)	Includes (i) 17,299 ordinary shares held of record by PCI Fund LLC (“PCI”) and (ii) 1,533,104 ordinary shares held of record by Anchorage Capital Master Offshore, Ltd. (“ACMO” and, together with PCI, the “Anchorage Funds”). Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Capital Group”), the investment advisor to the Anchorage Funds. Mr. Kevin Ulrich (“Mr. Ulrich”) is the Chief Executive Officer of Capital Group and the senior managing member of Management. Management, Capital Group and Mr. Ulrich may be deemed to beneficially own the ordinary shares held by the Anchorage Funds. Management, Capital Group and Mr. Ulrich each disclaims beneficial ownership of such ordinary shares except to the extent, if any, of its or his pecuniary interests therein. The business address for each of the funds named in this footnote 3 is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.
(4)

Includes (i) 313,368 ordinary shares held of record by York Global Finance BDH, LLC; (ii) 200,533 ordinary shares held of record by York Credit Opportunities Investments Master Fund, L.P.; (iii) 147,236 ordinary shares held of record by York Credit Opportunities Fund, L.P.; (iv) 4,351 ordinary shares held of record by Jorvik Multi-Strategy Master Fund, L.P.; (v) 79,496 ordinary shares held of record by York Multi-Strategy Master Fund, L.P.; (vi) 47,030 ordinary shares held of record by York Capital Management, L.P.; (vii) 8,014 ordinary shares held by York European Focus Master Fund, L.P.; (viii) 19,242 ordinary shares held by York European Opportunities Investments Master Fund, L.P; and (ix) 14,986 ordinary shares held by Exuma Capital, L.P. The manager of York Global Finance BDH, LLC is York Global Finance Manager, LLC. The general partner of York Credit Opportunities Investments Master Fund, L.P. and York Credit Opportunities Fund, L.P. is York Credit Opportunities Domestic Holdings, LLC. The general partner of Jorvik Multi-Strategy Master Fund, L.P., York Multi-Strategy Master Fund, L.P. and York Capital Management, L.P. is Dinan Management, L.L.C. The general partner of York European

Focus Master Fund, L.P. is York European Focus Domestic Holdings, LLC and the general partner of York European Opportunities Investments Master Fund, L.P. is York European Opportunities Domestic Holdings, LLC. The general partner of Exuma Capital, L.P. is Exuma Management, LLC. The managing member or senior managing member, as the case may be, of each of the managers or general partners, as applicable, of the funds described in this footnote 4 is York Capital Management Global Advisors, LLC. James G. Dinan is the chairman and controls York Capital Management Global Advisors, LLC. York Global Finance Manager, LLC, York Credit Opportunities Domestic Holdings, LLC, Dinan Management, L.L.C., York European Focus Domestic Holdings, LLC, York European Opportunities Domestic Holdings, LLC, Exuma Management, LLC, York Capital Management Global Advisors, LLC, and James G. Dinan may be deemed to beneficially own the ordinary shares held by the respective fund over which they serve as manager, general partner, investment manager or investment advisor, as the case may be. York Global Finance Manager, LLC, York Credit Opportunities Domestic Holdings, LLC, Dinan Management, L.L.C., York European Focus Domestic Holdings, LLC, York European Opportunities Domestic Holdings, LLC, Exuma Management, LLC, York Capital Management Global Advisors, LLC, and James G. Dinan, as the case may be, each disclaim beneficial ownership of such ordinary shares except to the extent of their pecuniary interests therein. A partner of York Capital Management Global Advisors, LLC, Matthew W. Bonanno, is currently on the board of directors of Vantage Drilling International. Representatives of York Capital Management Global Advisors, LLC, Meghan Force and Richard Swanson, are currently on the liquidation committee for Vantage Drilling Company on behalf of York Global Finance BDH, LLC. The business address for each of the funds named in this footnote 4 is 767 5th Avenue, 17th Floor, New York, NY 10153.
(5)	The business address of Vantage Drilling Company is c/o KPMG, P.O. Box 493, Century Yard, Cricket Square, Grand Cayman KY1-1106, Cayman Islands.
(6)	Includes (i) 234,464 ordinary shares held of record by Q Global Capital Management, L.P. (“QGCM”), on behalf of Q5-R5 Trading Ltd. (“Q5”) pursuant to an investment management agreement; pursuant to such agreement, QGCM has sole voting and dispositive power of Q5’s shares, and Q5 has no beneficial ownership of such shares; QGCM is controlled by its general partner, Q Global Advisors, LLC, which is controlled by Geoffrey P. Raynor; (ii) 8,917 ordinary shares held of record by Amalgamated Gadget, L.P. (“Amalgamated”) for and on behalf of L3, Ltd. (“L3”) pursuant to an investment management agreement; pursuant to such agreement, Amalgamated has sole voting and dispositive power of L3’s shares, and L3 has no beneficial ownership of such shares; Amalgamated is controlled by its general partner, Scepter Holdings, Inc. (“Scepter”), which is controlled by Geoffrey P. Raynor; (iii) 15,888 ordinary shares held of record by Prufrock Offshore, L.P. (“Prufrock Offshore”) for and on behalf of R3, Ltd. (“R3”) pursuant to an investment management agreement; pursuant to such agreement, Prufrock Offshore has sole voting and dispositive power of R3’s shares, and R3 has no beneficial ownership of such shares; Prufrock Offshore is controlled by its general partner, J Alfred Offshore, LLC, which is controlled by Geoffrey P. Raynor; (iv) 22,765 ordinary shares held of record by Worldwide Sprockets, L.P. (“Sprockets”) for and on behalf of R4, Ltd. (“R4”) pursuant to an investment management agreement; pursuant to such agreement, Sprockets has sole voting and dispositive power of R4’s shares, and R4 has no beneficial ownership of such shares; Sprockets is controlled by its general partner, Excalibur Worldwide, LLC, which is controlled by Geoffrey P. Raynor; (v) 34,587 ordinary shares held of record by Star Spangled Sprockets, L.P. (“SSS”) as general partner of Q4 Funding, L.P. (“Q4”); the general partner of SSS is Excalibur Domestic, LLC, which is controlled by Geoffrey P. Raynor; (vi) 7,263 ordinary shares held of record by Prufrock Onshore, L.P. (“Prufrock Onshore”) as general partner of Q Funding III, L.P. (“Q3”); the general partner of Prufrock Onshore is J Alfred Onshore, LLC, which is controlled by Geoffrey P. Raynor; (vii) 131,207 ordinary shares held of record by Scepter as general partner of Acme Energized, L.P (“Acme Energized”); and (viii) 2,018 ordinary shares held of record by Q Employees, LLC (“Q Employees”), as general partner of Acme Employees, L.P. (“Acme Employees”); which is controlled by Geoffrey Raynor.

Renegade Swish, LLC, an affiliate of each of the funds named in this footnote 6, employs a current member of the Board of Directors of Vantage Drilling International, Mr. Scott McCarty. The business address of each of the beneficial owners named in this footnote 6 is 301 Commerce Street, Suite 3200, Fort Worth, Texas 76102.

(7)	Does not include 834,256 ordinary shares held by the York Funds. Mr. Bonanno, a partner of York Capital Management Global Advisors, LLC, is currently on the Board of Directors of Vantage Drilling International. Mr. Bonanno disclaims beneficial ownership of any ordinary shares owned directly or indirectly by the York Funds.
(8)	Does not include 457,109 ordinary shares held by the Q Funds. Mr. McCarty, a current member of our Board of Directors, is employed by Renegade Swish LLC, an affiliate of each of the Q Funds listed in footnote 6. Mr. McCarty disclaims beneficial ownership of any ordinary shares owned directly or indirectly by the Q Funds.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	241,049	N/A	102,335
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	241,049	N/A	102,335

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Registration Rights Agreement

On February 10, 2016, in connection with the effectiveness of our Chapter 11 bankruptcy plan, we entered into a registration rights agreement with certain of our holders (the “Registration Rights Agreement”), which provides the holders party thereto certain registration rights. Certain of the holders party to the Registration Rights Agreement are affiliates of Renegade Swish, LLC, which employs a current member of the Board of Directors of the Company, Mr. Scott McCarty. The managing member or senior managing member of certain other holders party to the Registration Rights Agreement is York Capital Management Global Advisors, LLC. A partner of York Capital Management Global Advisors, LLC, Matthew W. Bonanno, is currently on the Board of Directors of the Company.

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

The Company has filed the required registration statement, which was declared effective by the SEC on November 8, 2016.

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

The Company has filed the required registration statement, which was declared effective by the SEC on June 16, 2017.

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

Independent Public Accountant Fees

BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2017. BDO billed the fees set forth below:

Fees	Year Ended December 31, 2016	Year Ended December 31, 2017
	BDO	BDO
Audit Fees (1)	$729,854	$535,168
Audit-Related Fees (2)	$28,850	$26,100
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$758,704	$561,268

(1)	Audit Fees include fees billed for professional services rendered for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports and other related services, including registration statements.
(2)	Audit-Related Fees include fees billed for professional services rendered for the audit of our benefit plans.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings. All services provided by BDO during the years ended December 31, 2016 and December 31, 2017 were pre-approved by either the Audit Committee of Vantage Drilling Company or our Audit Committee.

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

VANTAGE DRILLING INTERNATIONAL
By:	/s/ THOMAS J. CIMINO
Name:	Thomas J. Cimino
Title:	Chief Financial Officer and Treasurer
Date:	April 30, 2018