Form 10-Q
period 2018-03-31
VANTAGE DRILLING INTERNATIONAL
filed 2018-05-04
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of Vantage Drilling International ordinary shares outstanding as of April 20, 2018 is 5,000,053 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and the following:

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

In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in filings we may make with the SEC, which may be obtained by contacting us or the SEC. These filings are also available through our website at www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval system (EDGAR) at www.sec.gov. The contents of our website are not part of this Quarterly Report.

Unless the context indicates otherwise, all references to the “Company,” “Vantage,” “VDI,” “we,” “our” or “us” refer to Vantage Drilling International and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$192,739	$195,455
Restricted cash	5,000	-
Trade receivables	38,881	45,379
Inventory	44,144	43,955
Prepaid expenses and other current assets	11,036	13,207
Total current assets	291,800	297,996
Property and equipment
Property and equipment	904,111	904,584
Accumulated depreciation	(158,942)	(141,393)
Property and equipment, net	745,169	763,191
Other assets	20,227	21,935
Total assets	$1,057,196	$1,083,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$41,717	$39,666
Accrued liabilities	21,363	25,117
Current maturities of long-term debt	1,430	4,430
Total current liabilities	64,510	69,213
Long–term debt, net of discount and financing costs of $43,744 and $56,174	929,911	919,939
Other long-term liabilities	18,137	17,195
Commitments and contingencies (Note 7)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(329,339)	(297,202)
Total shareholders' equity	44,638	76,775
Total liabilities and shareholders’ equity	$1,057,196	$1,083,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Contract drilling services	$51,595	$38,056
Management fees	301	401
Reimbursables	5,767	3,592
Total revenue	57,663	42,049
Operating costs and expenses
Operating costs	40,985	28,998
General and administrative	7,354	11,479
Depreciation	17,868	18,439
Total operating costs and expenses	66,207	58,916
Loss from operations	(8,544)	(16,867)
Other income (expense)
Interest income	221	141
Interest expense and other financing charges	(19,271)	(18,899)
Other, net	(570)	552
Total other expense	(19,620)	(18,206)
Loss before income taxes	(28,164)	(35,073)
Income tax provision	3,973	1,426
Net loss	$(32,137)	$(36,499)
Net loss per share, basic and diluted	$(6.43)	$(7.30)
Weighted average successor ordinary shares outstanding, basic and diluted	5,000	5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,137)	$(36,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	17,868	18,439
Amortization of debt financing costs	117	117
Amortization of debt discount	12,313	12,191
Amortization of contract value	1,556	—
PIK interest on the Convertible Notes	1,912	1,890
Share-based compensation expense	1,745	780
Deferred income tax (expense) benefit	419	(1,789)
Gain on disposal of assets	(2,682)	—
Changes in operating assets and liabilities:
Trade receivables	6,498	1,207
Inventory	(189)	293
Prepaid expenses and other current assets	120	(951)
Other assets	(383)	1,434
Accounts payable	2,051	1,668
Accrued liabilities and other long-term liabilities	(6,292)	(401)
Net cash provided by (used in) operating activities	2,916	(1,621)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(19)	(2,156)
Proceeds from sale of Vantage 260	4,845	—
Net cash provided by (used in) investing activities	4,826	(2,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(5,458)	(358)
Net cash used in financing activities	(5,458)	(358)
Net (decrease) increase in cash and cash equivalents	2,284	(4,135)
Cash and cash equivalents—beginning of period	195,455	231,727
Cash and cash equivalents—end of period	$197,739	$227,592
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$6,836	$2,829
Income taxes (net of refunds)	2,891	3,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International, a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of March 31, 2018, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.90 of principal of Convertible Notes.

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

Other Events: Since July 2015, the Company has been cooperating in an investigation by the U.S. Department of Justice (“DOJ”) and the SEC arising from allegations that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of our former parent company, VDC, had engaged in an alleged scheme to pay bribes to former Petrobras executives, in violation of the U.S. Foreign Corrupt Practices Act (“FCPA”).  In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation and closing the investigation without any action against the Company. We have continued our cooperation in the investigation by the SEC into the same allegations and engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation. We have reached an agreement in principle with the staff relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval. While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in the second quarter of 2018. In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million.  If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. For more information about this matter, please see “Note 7. Commitments and Contingencies”.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2017 is derived from our December 31, 2017 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

Property and Equipment: Consists of the costs of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in operating costs or general and administrative expenses, depending on nature of the asset. For the three months ended March 31, 2018, we recognized a net gain of $2.7 million related to the sale or retirement of assets. We did not sell or retire any assets in the three months ended March 31, 2017.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’

expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of March 31, 2018; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible assets: In connection with our acquisition of the Vantage 260 and related multi-year drilling contract in April 2017, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset is being amortized on a straight-line basis over the two-year term of the drilling contract. We recognized approximately $1.5 million of amortization expense for intangible assets for the three months ended March 31, 2018.

Expected future intangible asset amortization as of March 31, 2018 is as follows:

(in thousands)
Fiscal year:
2018	$4,755
2019	1,643
Thereafter	-
Total	$6,398

Debt Financing Costs: Costs incurred with debt financings are deferred and amortized over the term of the related financing facility on a straight-line basis which approximates the interest method. Debt issuance costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability.

Revenue: We adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) effective January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. We adopted the new revenue standard using the modified retrospective approach and after evaluating all outstanding contracts, determined there to be no cumulative effect adjustment on retained earnings and no adjustments were made to prior periods. While ASC Topic 606 requires additional disclosure regarding revenues recognized from customer contracts, our adoption did not have a material impact on the recognition of current or prior period revenues as compared to previous guidance.

In applying ASU Topic 606, we account for revenue and earnings for the integrated services provided within our drilling contracts as a single performance obligation composed of a series of distinct time increments, which are satisfied over time. Consideration that does not relate to a distinct good or service, such as mobilization and demobilization revenue, is allocated across the single performance obligation and recognized over the series of distinct time increments within the term of the contract. All other components of consideration within a contract, including dayrate revenues, are recognized in the period when the services are performed because the associated payments relate specifically to our efforts to provide those services. Our revenue recognition under ASC 606 differs from our previous revenue recognition pattern only as it relates to demobilization revenue. Demobilization revenue, which was previously recognized upon completion of a drilling contract, is now estimated at contract commencement and recognized over the term of the contract. In some cases, demobilization fees may be contingent upon the occurrence or non-occurrence of a future event. In these cases, this may result in cumulative-effect adjustments to demobilization revenue upon changes in our estimates of future events during the contract term.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel or the demobilization of equipment and personnel upon completion. Mobilization fees received and pre-commencement costs incurred to mobilize a rig from one geographic market to another are deferred and recognized over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income across the single performance obligation within the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. Sales and usage-based taxes are excluded from revenues. Deferred revenues under drilling contracts at March 31, 2018 and December 31, 2017 totaled $6.2 million and $6.8 million, respectively. Deferred revenue is recorded as a contract liability and included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Payment terms on customer invoices typically range 30 – 45 days. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of March 31, 2018 or December 31, 2017.

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

Functional Currency: We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  For the three months ended March 31, 2018 and 2017, we recognized a net loss of $0.6 million and a net gain of $0.5 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the consolidated balance sheet principally due to the short-term nature or floating rate nature of these instruments. At March 31, 2018, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $136.0 million, $74.6 million and $955.9 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

Recent Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification, to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.  A modified retrospective approach is required. We expect to adopt ASU 2016-02 on January 1, 2019. Under the updated accounting standards, we have concluded that our drilling contracts contain a lease component, and our adoption, therefore, could require that we separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. In January 2018, the FASB issued a proposed update to provide targeted improvements which allow for application of transition provisions at adoption date instead of earliest comparative period and provide lessors with a practical expedient to not separate non-lease components from related lease components, by class of underlying asset. On March 28, 2018, the FASB met to approve a revision to the practical expedient that would allow a lessor to account for the combined lease and non-lease components under Topic 606 if the non-lease component is the predominant element. Depending on the criteria included in the final update, this practical expedient might be available to us. Our adoption of ASU No. 2016-02, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could result in differences in the timing of our revenue recognition relative to current accounting standards. With respect to leases whereby we are the lessee we expect to recognize lease liabilities and corresponding “right of use” assets.  We are continuing to evaluate the requirements with regard to arrangements under which we are either the lessor or lessee, to determine the effect such requirements may have on our consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practice. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU No. 2016-15 effective January 1, 2018 with minimal impact on the presentation of cash receipts and cash payments within our consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 also requires the disclosure of details on the nature and amounts of restricted cash. We adopted the amendments in this ASU effective January 1, 2018 including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. We adopted ASU No. 2016-16 on January 1, 2018 with no impact on our financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 utilizing a prospective basis on or after the effective date. We adopted ASU No. 2017-01 effective January 1, 2018 with no impact on our financial statements and related disclosures.

3. Acquisitions

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig was renamed the Vantage 260. In August 2017 we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jack-up rig to fulfill the contract. The Vantage 260 was classified as held for sale on acquisition and was sold on February 26, 2018. We accounted for the acquisition as a business combination in accordance with accounting guidance which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table provides the estimated fair values of the assets acquired and liabilities assumed.

(in thousands)
Total cash consideration	$13,000

Purchase price allocation:
Drilling contract value	12,640
Rig equipment to be sold (net of disposal costs)	2,050
Drillpipe assets	700
Severance liabilities assumed	(480)
Net assets acquired	14,910

Bargain purchase gain	$1,910

Under accounting guidance, a bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of approximately $1.9 million related to the acquisition. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation. The purchase of the Vantage 260 and related two-year drilling contract allowed for the reactivation of the Sapphire Driller and further extended our operational presence in West Africa.

Pro forma results of operations related to the acquisition have not been presented because they are not material to our consolidated statement of operations.

4. Debt

Our debt was composed of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
2016 Term Loan Facility	$134,682	$140,140
10% Second Lien Notes, net of financing costs of $1,287 and $1,404	74,838	74,721
Convertible Notes, net of discount of $42,457 and $54,770	721,821	709,508
	931,341	924,369
Less current maturities of long-term debt	1,430	4,430
Long-term debt, net	$929,911	$919,939

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s then existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. We have issued $17.7 million in letters of credit under the 2016 Term Loan Facility as of March 31, 2018.

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The term loans are currently bearing interest at 8.4%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500 which commenced in March 2016.

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

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of March 31, 2018, taking into account the payment of PIK interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $175.90 of principal of Convertible Notes. As of March 31, 2018, we would be required to issue approximately 8.0 million New Shares if the Convertible Notes were converted.

The Convertible Notes were initially recorded at an estimated fair value of approximately $603.1 million. The difference between face value and the fair value at date of issuance of the Convertible Notes was recorded as a debt discount and is being amortized to interest expense over the expected life of the Convertible Notes using the effective interest rate method.

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

The Convertible Notes will convert only (a) prior to the third anniversary of the issue date (such anniversary date, February 10, 2019), (i) upon the instruction of holders of a majority in principal amount of the Convertible Notes or (ii) upon the full and final resolution of all potential Investigation Claims (as defined below), as determined in good faith by the board of directors of the Company (the “Board”) (which determination shall require the affirmative vote of a supermajority of the non-management directors), and (b) from and after February 10, 2019 through their maturity date of December 31, 2030, upon the approval of the Board (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, (i) “supermajority of the non-management directors” means five affirmative votes of non-management directors assuming six non-management directors eligible to vote and, in all other circumstances, the affirmative vote of at least 75% of the non-management directors eligible to vote and (ii) “Investigation Claim” means any claim held by a United States or Brazilian governmental unit and arising from or related to the procurement of that certain Agreement for the Provision of Drilling Services, dated as of February 4, 2009, by and between Petrobras Venezuela Investments & Services B.V. and Vantage Deepwater Company, as amended, modified, supplemented, or novated from time to time.

In the event of a change in control, the holders of our Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value as of December 31, 2017 and March 31, 2018.

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

5. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of Liabilities Subject To Compromise in accordance with the Reorganization Plan and the VDC Note. As of March 31, 2018, 5,000,053 ordinary shares were issued and outstanding.

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

During the three months ended March 31, 2017, we granted to employees and directors 30,668 time-based restricted stock units (“TBGs”) and 67,685 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. The TBGs vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants. No awards were granted to employees or directors during the three months ended March 31, 2018.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. We recognized approximately $1.7 million and $780,000 of share-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. In the three months ended March 31, 2018, 18,904 of previously granted TBGs vested.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. As of March 31, 2018, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

6. Income Taxes

We are a Cayman Islands entity. The Cayman Islands do not impose corporate income taxes. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or as withholding tax on revenues. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and, when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation between our operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and disposal gains or losses.

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted.  The Act, among other things, makes significant changes to the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35% to 21%; changes certain business-related deductions, including modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses; and transitions U.S. international taxation from a worldwide tax system to a territorial tax system.  Our current tax liability and deferred tax assets in relation to the U.S. operations are based on the newly enacted corporate income tax rate. We continue to monitor and evaluate any new guidance in relation to the Act and potential impact on our financial statements.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statute of limitations applicable in a particular jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years 2010 and forward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

7. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these  developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation into the Company concerning possible violations of the FCPA by VDC in the Petrobras matter and indicating that the DOJ has closed such investigation without any action. In addition, the Company has engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation. We have reached an agreement in principle with the staff of the SEC relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval. While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in the second quarter of 2018. In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million. If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

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

8. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
Prepaid insurance	$592	$294
Sales tax receivable	5,133	5,652
Income tax receivable	902	1,374
Other receivables	181	158
Assets held for sale	—	2,050
Other	4,228	3,679
	$11,036	$13,207

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
Drilling equipment	$883,789	$883,598
Assets under construction	705	1,043
Office and technology equipment	18,452	18,778
Leasehold improvements	1,165	1,165
	904,111	904,584
Accumulated depreciation	(158,942)	(141,393)
Property and equipment, net	$745,169	$763,191

Other Assets

Other assets consisted of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
Contract value, net	$6,398	$7,954
Deferred certification costs	3,455	3,497
Deferred mobilization costs	6,308	6,216
Deferred income taxes	2,626	3,162
Other non-current assets	1,440	1,106
	$20,227	$21,935

Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
Interest	$3,958	$3,952
Compensation	5,956	10,285
Income taxes payable	3,898	3,740
SEC penalty payable	5,000	5,000
Unearned income	1,138	510
Other	1,413	1,630
	$21,363	$25,117

  Long-term Liabilities

Long-term liabilities consisted of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
Deferred revenue	$6,182	$6,757
Deferred income taxes	179	296
2016 MIP	6,145	4,399
Other non-current liabilities	5,631	5,743
	$18,137	$17,195

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
Cash and cash equivalents	$192,739	$195,455
Restricted cash	5,000	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$197,739	$195,455

The restricted cash balance as of March 31, 2018 relates to funds held in escrow in connection with the proposed offer of settlement with the SEC, as described in "Note 7. Commitments and Contingencies".

Contract Assets and Liabilities from Contracts with Customers

The following table reflects the changes in our contract liabilities, which we classify as “Unearned income”, in accrued liabilities, or “Deferred revenue”, in long-term liabilities, for the three months ended March 31, 2018:

	March 31, 2018	December 31, 2017	Three month change
(unaudited, in thousands)
Unearned income	$1,138	$510	$628
Deferred revenue	6,182	6,757	(575)
	$7,320	$7,267	$53

When we receive consideration from a customer prior to the commencement of services, we record deferred revenue, which represents a contract liability. Such deferred revenue typically results from mobilization fees billed prior to commencement of drilling contracts or to advance payments received on management contracts. During the three months ended March 31, 2018, we recognized mobilization revenue of $0.6 million that was included in deferred revenue at the beginning of the period.

The following table reflects the changes in our deferred contract fulfillment costs, which we classify as “Deferred mobilization costs”, for the three months ended March 31, 2018:

	March 31, 2018	December 31, 2017	Three month change
(unaudited, in thousands)
Deferred mobilization costs	$6,308	$6,216	$92
	$6,308	$6,216	$92

Contract fulfillment costs are costs incurred under a contract for rig mobilizations and contract preparation before commencement of operations. During the three months ended March 31, 2018 and 2017, amortization of such costs totaled $1.5 million and $770,000, respectively.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.  In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. In January 2017, we signed an agreement to manage the preservation of two ultra-deepwater drillships for a third party. Our management business represented approximately 0.5% and 1.0% of our total revenue for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations.  Three customers accounted for approximately 46%, 17% and 11% of consolidated revenue for the three months ended March 31, 2018. For the three months ended March 31, 2017, three customers accounted for approximately 64%, 19% and 14% of consolidated revenue.

Our revenue by country was as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
(unaudited, in thousands)
Congo	$35,853	$26,875
India	6,530	—
Malaysia	—	7,923
Qatar	—	5,784
Other countries (a)	15,280	1,467
Total revenues	$57,663	$42,049
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows as of the dates indicated:

	March 31, 2018	December 31, 2017
(unaudited, in thousands)
Congo	$250,817	$256,200
India	152,470	155,362
Malaysia	—	103,603
South Africa	175,711	179,468
Other countries (a)	166,171	68,558
Total property and equipment	$745,169	$763,191
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

The following table presents our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$19,950	$31,070	$301	$51,321	$12,347	$25,709	$401	$38,457
Mobilization revenue	—	575	—	575	—	—	—	—
Reimbursable revenue	3,126	1,578	1,063	5,767	1,359	1,167	1,066	3,592
Total revenue	$23,076	$33,223	$1,364	$57,663	$13,706	$26,876	$1,467	$42,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2018 and our results of operations for the three months ended March 31, 2018 and 2017. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of April 20, 2018.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Status
Jackups
Emerald Driller	2008	375	30,000	Operating
Sapphire Driller	2009	375	30,000	Operating
Aquamarine Driller	2009	375	30,000	Operating
Topaz Driller	2009	375	30,000	Mobilizing
Drillships (1)
Platinum Explorer	2010	12,000	40,000	Operating
Titanium Explorer	2012	12,000	40,000	Warm Stacked
Tungsten Explorer	2013	12,000	40,000	Operating

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of March 31, 2018, taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $175.90 of principal of Convertible Notes.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency (the “Agency”), in their April 2018 Oil Market Report, forecasts a growth in demand of 1.5 million barrels per day for 2018. The Agency reports that this growth, together with current forecast production levels, will result in an inventory draw of 0.6 million barrels per day for 2018. Although oil prices have partially rebounded from the historical lows experienced during early 2016 to levels above $60 per barrel at the end of March 2018, this increase has not yet resulted in a measurable increase in operators’ offshore capital expenditures.

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

Since the oil price decline in 2014, 123 rigs, with an average age of approximately 36 years, have been removed from the drilling fleet according to Bassoe Offshore AS (“Bassoe”). Of these 123 rigs, 83 are semisubmersibles, 18 are drillships and 22 are jackups. In addition, Bassoe estimates that approximately 300 additional rigs have the potential to be recycled by year-end 2019. While we believe this is an important element in bringing the supply of drilling rigs back into balance with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2018.

In response to market conditions and to excessive levels of idle capacity in recent years, there has been intense pressure on operating dayrates as drilling contractors have generally preferred to maintain rigs in an active state and customers have generally favored recently operating rigs over reactivated cold-stacked rigs. Therefore, while opportunities for our services have increased over the past year, we believe the market will continue to be highly competitive for the foreseeable future and dayrates will remain depressed.

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of March 31, 2018 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2018	2019	2018	2019	Beyond
Jackups	89%	49%	$59,983	$38,820	$7,027
Drillships	59%	33%	$88,988	$36,896	$33,257

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Jackups
Rigs available (at end of period)	4	4
Available days (1)	414	360
Utilization (2)	86.2%	50.0%
Average daily revenues (3)	$55,899	$68,618
Deepwater
Rigs available	3	3
Available days (1)	270	270
Utilization (2)	53.9%	33.3%
Average daily revenues (3)	$217,501	$285,655

(1)	Available days are the total number of rig calendar days in the period. Rigs are removed upon classification as held for sale and no longer eligible to earn revenue.
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

For the Three Months Ended March 31, 2018 and 2017

Net loss for the three months ended March 31, 2018 (the “Current Quarter”) was $32.1 million, or $6.43 per basic and diluted share, on operating revenues of $57.7 million, compared to net loss for the three months ended March 31, 2017 (the “Comparable Quarter”) of $36.5 million, or $7.30 per basic and diluted share, on operating revenues of $42.0 million.

The following table is an analysis of our operating results for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Change
	2018	2017	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$51,595	$38,056	$13,539	36%
Management fees	301	401	(100)	-25%
Reimbursables	5,767	3,592	2,175	61%
Total revenues	57,663	42,049	15,614	37%
Operating costs and expenses
Operating costs	40,985	28,998	11,987	41%
General and administrative	7,354	11,479	(4,125)	-36%
Depreciation	17,868	18,439	(571)	-3%
Total operating costs and expenses	66,207	58,916	7,291	12%
Loss from operations	(8,544)	(16,867)	8,323	-49%
Other income (expense)
Interest income	221	141	80	57%
Interest expense and financing charges	(19,271)	(18,899)	(372)	2%
Other, net	(570)	552	(1,122)	-203%
Total other expense	(19,620)	(18,206)	(1,414)	8%
Loss before income taxes	(28,164)	(35,073)	6,909	-20%
Income tax provision	3,973	1,426	2,547	179%
Net loss	$(32,137)	$(36,499)	$4,362	-12%

Revenue: Total revenue increased 37% and contract drilling revenue increased 36% for the Current Quarter as compared to the Comparable Quarter. The increase in contract drilling revenue in the Current Quarter was primarily due to improved utilization on our jackup fleet, with an aggregate of 123 incremental revenue-earning days contributing $7.6 million in increased revenue and with the commencement of operations on the Platinum Explorer which contributed an incremental $6.4 million contract drilling revenue in the Current Quarter.

Management fees and reimbursable revenue for the Current Quarter were $0.3 million and $5.8 million, respectively, as compared to $0.4 million and $3.6 million, respectively, in the Comparable Quarter. The increase in reimbursable revenue was primarily a result of the increases in jackup utilization.

Operating costs: Operating costs for the Current Quarter increased 42% as compared to the Comparable Quarter. Jackup utilization changes resulted in an incremental $5.6 million, including $1.6 million for non-cash amortization of the contract value acquired with the Vantage 260.  Jackup operating cost increases in the Current Quarter were offset by a gain on disposal of the Vantage 260 in the amount of $2.9 million. Deepwater operating costs for the Current Quarter increased $9.1 million due primarily to incremental costs for the Platinum Explorer operations in India which commenced in November 2017.

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to a $4.2 million decrease in legal expenses associated with our internal FCPA investigation and the Petrobras arbitration. General and administrative expenses for the Current Quarter and for the Comparative Quarter include approximately $1.2 million and $624,000, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Quarter decreased 3% as compared to the Comparable Quarter. Depreciation expense decreased primarily due to drill pipe assets becoming fully depreciated.

Interest expense and other financing charges: Interest expense for the Current Quarter was consistent with the Comparable Quarter. Interest expense includes non-cash discount accretion, payment-in-kind interest and deferred financing costs totaling approximately $14.3 million and $14.2 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: Our functional currency is the U.S. dollar; however a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. A net foreign currency exchange loss of $0.6 million and a net foreign currency exchange gain of $0.5 million were included in other, net, for the Current Quarter and the Comparable Quarter, respectively.

Income tax expense: Income tax expense increased in the Current Quarter as compared to the Comparable Quarter due to an increase in revenue in the Current Quarter and the impact of the annualized effective tax rate. Our annualized effective tax rate for the Current Quarter is negative 16.45% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Comparable Quarter was negative 7.8% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and disposal gains or losses.

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of approximately $227.3 million, including approximately $192.7 million of cash available for general corporate purposes. Scheduled principal debt maturities and interest payments through December 31, 2018 are approximately $17.9 million. We anticipate expenditures through December 31, 2018 for sustaining capital expenditures on our rig fleet, capital spares, information technology and other general corporate projects to be approximately $3.0 million to $4.0 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through December 31, 2018, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment certifications to be approximately $17.0 million to $21.0 million. As of March 31, 2018, we had $14.3 million available for the issuance of letters of credit under our revolving letter of credit facility.

In February 2017, we executed a purchase and sale agreement with a third party to acquire the Vantage 260 jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made upon execution of the agreement and the remaining $11.7 million was paid upon closing on April 5, 2017. On October 19, 2017, we entered into a purchase and sale agreement to sell the Vantage 260. The transaction closed on February 26, 2018, and we received net cash proceeds of $4.8 million.

The table below includes a summary of our cash flow information for periods indicated.

	Three Months Ended March 31,
(unaudited, in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$2,916	$(1,621)
Investing activities	4,826	(2,156)
Financing activities	(5,458)	(358)

Changes in cash flows from operating activities are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) during the periods. Changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects. Cash provided by the sale of the Vantage 260 and related drilling contract totaled $4.8 million in the Current Quarter. Cash used for capital expenditures of approximately $2.2 million in the Comparable Quarter related primarily to a final installment payment on capital spares for our drilling fleet. In conjunction with the sale of the Vantage 260 in the Current Quarter, we made a required additional payment of $5.1 million on the 2016 Term Loan Facility.

The significant elements of our post-petition debt are described in “Note 4. Debt” to our consolidated financial statements included elsewhere in this report.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain options that would cause our future cash payments to change if we exercised those options.

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. Information regarding our legal proceedings is set forth in “Note 7. Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of March 31, 2018, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Revenue: We adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) effective January 1, 2018. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. We adopted the new revenue standard using the modified retrospective method. The adoption of ASU Topic 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Revenue recognition under ASC Topic 606 differs from our previous revenue recognition pattern under ASC Topic 605 only as it relates to demobilization revenue. Demobilization revenue, which was previously recognized upon completion of a drilling contract, is estimated at contract commencement and recognized over the term of the contract under ASC Topic 606. In some cases, demobilization fees may be contingent upon the occurrence or non-occurrence of a future event. In these cases, this may result in cumulative-effect adjustments to demobilization revenue upon changes in our estimates of future events during the contract term.

In applying ASU Topic 606, we account for revenue and earnings for the integrated services provided within our drilling contracts as a single performance obligation composed of a series of distinct time increments, which are satisfied over time. Consideration that does not relate to a distinct good or service, such as mobilization and demobilization revenue, is allocated across the single performance obligation and recognized over the series of distinct time increments within the term of the contract. All other components of consideration within a contract, including dayrate revenue, are recognized in the period when the services are performed because the associated payments relate specifically to our efforts to provide those services.

In connection with a customer contract, we may receive lump-sum fees for the mobilization of equipment and personnel or the demobilization of equipment and personnel upon completion. Mobilization fees received and costs incurred to mobilize a rig from one geographic market to another are deferred and amortized across the single performance obligation within the term of such contract. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees or lump-sum payments received for capital improvements to rigs are deferred and amortized to income across the single performance obligation within the term of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets. We record reimbursements from customers for rebillable costs and expenses as revenue and the related direct costs as operating expenses. Deferred revenues under drilling contracts at March 31, 2018 and December 31, 2017 totaled $6.2 million and $6.8 million, respectively. Deferred revenue is recorded as a contract liability and included in either accrued liabilities or other long-term liabilities in our consolidated balance sheet, based upon the initial term of the related drilling contract.

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

Interest Rate Risk: As of March 31, 2018, we had approximately $134.7 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of March 31, 2018, the 1-month LIBOR rate was 1.88% and the current interest rate on the 2016 Term Loan Facility is 8.38%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $1.3 million per annum based on the principal amounts outstanding at March 31, 2018. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2018, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 7. Commitments and Contingencies” located in the Notes to Unaudited Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

VANTAGE DRILLING INTERNATIONAL

Date: May 4, 2018	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)