Form 10-Q
period 2018-06-30
VANTAGE DRILLING INTERNATIONAL
filed 2018-08-08
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of Vantage Drilling International ordinary shares outstanding as of July 20, 2018 is 5,000,053 shares.

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

•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	governmental, tax and environmental regulation;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;
•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$181,860	$195,455
Restricted cash	5,000	-
Trade receivables	41,090	45,379
Inventory	43,892	43,955
Prepaid expenses and other current assets	14,990	13,207
Total current assets	286,832	297,996
Property and equipment
Property and equipment	919,473	904,584
Accumulated depreciation	(176,431)	(141,393)
Property and equipment, net	743,042	763,191
Other assets	17,583	21,935
Total assets	$1,047,457	$1,083,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$43,032	$39,666
Accrued liabilities	22,171	25,117
Current maturities of long-term debt	—	4,430
Total current liabilities	65,203	69,213
Long–term debt, net of discount and financing costs of $31,294 and $56,174	947,258	919,939
Other long-term liabilities	21,452	17,195
Commitments and contingencies (Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(360,433)	(297,202)
Total shareholders' equity	13,544	76,775
Total liabilities and shareholders’ equity	$1,047,457	$1,083,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Contract drilling services	$55,183	$47,785	$106,778	$85,841
Management fees	304	405	605	806
Reimbursables	4,974	5,073	10,741	8,665
Total revenue	60,461	53,263	118,124	95,312
Operating costs and expenses
Operating costs	44,650	40,363	85,635	69,361
General and administrative	6,278	11,501	13,632	22,980
Depreciation	17,711	18,554	35,579	36,993
Total operating costs and expenses	68,639	70,418	134,846	129,334
Loss from operations	(8,178)	(17,155)	(16,722)	(34,022)
Other income (expense)
Interest income	220	215	441	356
Interest expense and other financing charges	(19,412)	(19,023)	(38,683)	(37,922)
Other, net	(514)	842	(1,084)	1,394
Bargain purchase gain	—	1,910	—	1,910
Total other expense	(19,706)	(16,056)	(39,326)	(34,262)
Loss before income taxes	(27,884)	(33,211)	(56,048)	(68,284)
Income tax provision	3,210	3,381	7,183	4,807
Net loss	$(31,094)	$(36,592)	$(63,231)	$(73,091)
Net loss per share, basic and diluted	$(6.22)	$(7.32)	$(12.65)	$(14.62)
Weighted average ordinary shares outstanding, basic and diluted	5,000	5,000	5,000	5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,231)	$(73,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	35,579	36,993
Amortization of debt financing costs	234	234
Amortization of debt discount	24,647	24,401
Amortization of contract value	3,130	1,504
PIK interest on the Convertible Notes	3,823	3,780
Share-based compensation expense	3,772	1,727
Bargain purchase gain	—	(1,910)
Deferred income tax benefit (expense)	592	(3,315)
(Gain) loss on disposal of assets	(2,524)	191
Changes in operating assets and liabilities:
Trade receivables	4,289	(12,614)
Inventory	63	815
Prepaid expenses and other current assets	(3,833)	(422)
Other assets	865	5,471
Accounts payable	3,366	4,135
Accrued liabilities and other long-term liabilities	(2,441)	(3,768)
Net cash provided by (used in) operating activities	8,331	(15,869)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(771)	(1,203)
Down payment on rig purchase	(15,000)	—
Cash paid for Vantage 260 acquisition	—	(13,000)
Net proceeds from sale of Vantage 260	4,660	—
Net cash used in investing activities	(11,111)	(14,203)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(5,815)	(715)
Net cash used in financing activities	(5,815)	(715)
Net decrease in cash and cash equivalents	(8,595)	(30,787)
Unrestricted and restricted cash and cash equivalents—beginning of period	195,455	231,727
Unrestricted and restricted cash and cash equivalents—end of period	$186,860	$200,940
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$10,014	$9,535
Income taxes (net of refunds)	7,374	8,499
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$3,824	$3,780

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

Drilling Contract Arbitration

On August 31, 2015, Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services, BV (“PVIS”), both subsidiaries of Petrobras (as defined below), notified the Company of the termination of the Agreement for the Provision of Drilling Services for the Titanium Explorer dated February 4, 2009 (the “Drilling Contract”) between PVIS and Vantage Deepwater Company and which had been novated to PAI and Vantage Deepwater Drilling, Inc., claiming the Company had breached its obligations under the Drilling Contract. Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. are both wholly-owned subsidiaries of the Company.  We immediately filed an international arbitration claim against PAI, PVIS, and Petrobras, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS, and Petrobras and dismissed the Petrobras entities’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums.  Per the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides.

The Company’s ability to fully recover the award against Petrobras is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. Accordingly, no assurances can be given as to whether or to what extent such award will ultimately be recovered, if at all.

On April 27, 2018, we understand that Vantage was added as an additional defendant in a legal proceeding by the Brazilian federal public prosecutor’s office in the State of Parana (the “Brazilian Federal Prosecutor”) against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as interested parties.  Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, Vantage Drilling Company (“VDC”), used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of VDC. It was not until July 19, 2018 that we became aware of the legal proceeding as it was previously under seal. The Company has not been formally served nor advised by any Brazilian authorities of any particular charges. The Company understands that the legal proceeding is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31 million), together with a civil fine equal to three times that amount. The Company understands that the court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the defendants in the legal proceeding, including any assets of Vantage, as a precautionary measure, in the amount of approximately $124 million. The seizure order has not had an effect on the Company’s assets or operations, as Vantage does not own any assets in Brazil. The Company intends to vigorously defend any such allegations and seizures; however, we cannot predict the ultimate outcome of this matter nor that there will not be further developments in the Car Wash investigation or in any other ongoing investigation or proceeding that could adversely affect us.

Acquisitions and Disposals

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig was renamed the Vantage 260. In August 2017, we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jackup rig to fulfill the drilling contract. On October 19, 2017, we entered into a purchase and sale agreement to sell the Vantage 260 for $5.1 million. The transaction closed and the Vantage 260 was sold on February 26, 2018.

On June 13, 2018, we entered into a share purchase agreement with a third party to acquire the shares of an entity that owns a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which the entity is a party, for $84.0 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date.  We made a down payment of $15.0 million in connection with the execution of the share purchase agreement and the remaining $69.0 million (as may be adjusted pursuant to the terms of the share purchase agreement) is due at closing, which must occur not later than by the close of business on December 10, 2018.  If the closing does not occur by such time, the down payment will be forfeited to the extent the failure to close resulted from (i) a breach by us of our representations, warranties, or other obligations under the share purchase agreement, or (ii) the failure by us to consummate the sale despite being otherwise obligated to do so under the terms of the share purchase agreement.  Otherwise, the transaction is subject to customary closing conditions, including, to the extent required by law, certain regulatory approvals.

Restructuring Agreement and Emergence from Voluntary Reorganization under Chapter 11 Proceeding

On December 1, 2015, we and VDC, our former parent company, entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it was reflected in the consolidated financial statements, at carryover basis, on a retrospective basis. Effective as of the Company’s emergence from bankruptcy on February 10, 2016 (the “Effective Date”), VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 new ordinary shares of the reorganized Company (the “New Shares”) in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.6 million as of such date.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of June 30, 2018, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $176.78 of principal of Convertible Notes.

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

Other Events: Since July 2015, the Company has been cooperating in an investigation by the U.S. Department of Justice (“DOJ”) and the SEC arising from allegations that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petroleo Brasileiro S.A. (“Petrobras”), and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of our former parent company, VDC, had engaged in an alleged scheme to pay bribes to former Petrobras executives, in violation of the U.S. Foreign Corrupt Practices Act (“FCPA”).  In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation and closing the investigation without any action against the Company. We have continued our cooperation in the investigation by the SEC into the same allegations and engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation. We have reached an agreement in principle with the staff relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval. While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in 2018. In connection with the proposed offer of settlement, we accrued a liability in the amount of $5 million.  If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. For more information about this matter, please see “Note 8. Commitments and Contingencies.”

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 has been prepared without audit, pursuant to the rules and regulations of the SEC and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2017 is derived from our December 31, 2017 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

Property and Equipment: Consists of the costs of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated initial useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated initial useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in operating costs or general and administrative expenses, depending on nature of the asset. For the three months ended June 30, 2018 and 2017, we recognized a net loss of $158,000 and a net loss $191,000, respectively, related to the sale or retirement of assets. For the six months ended June 30, 2018 and 2017, we recognized a net gain of $2.5 million and a net loss of $191,000, respectively, related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of June 30, 2018; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset is being amortized on a straight-line basis over the two-year term of the drilling contract. We recognized approximately $1.6 million and $3.2 million of amortization expense for intangible assets for the three and six months ended June 30, 2018, respectively, and approximately $1.5 million during each of the three and six months ended June 30, 2017.

Expected future intangible asset amortization as of June 30, 2018 is as follows:

(in thousands)
Fiscal year:
2018	$3,181
2019	1,643
Thereafter	-
Total	$4,824

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Payment terms on customer invoices typically range from 30 to 45 days. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of June 30, 2018 or December 31, 2017.

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

Functional Currency: We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  For the three months ended June 30, 2018 and 2017, we recognized a net loss of $0.5 million and a net gain of $0.9 million, respectively, related to currency exchange rates. For the six months ended June 30, 2018 and 2017, we recognized a net loss of $1.1 million and a net gain of $1.4 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the consolidated balance sheet principally due to the short-term nature or floating rate nature of these instruments. At June 30, 2018, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $134.7 million, $74.7 million and $1.07 billion, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

Recently Adopted Accounting Standards:

We adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) effective January 1, 2018 using the modified retrospective implementation method. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. We adopted the new revenue standard using the modified retrospective approach, for which we were not required to make any changes to the prior year presentation. After evaluating all outstanding contracts, we determined there to be no cumulative effect adjustment on retained earnings and no adjustments were made to prior periods. While ASC 606 requires additional disclosure regarding revenues recognized from customer contracts, adoption did not have a material impact on our consolidated financial statements. See “Note 3. Revenue from Contracts with Customers.”

We adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, effective January 1, 2018. The standard addresses the classification and presentation of eight specific cash flow issues that previously resulted in diverse practice. Adoption of the standard had minimal impact on the presentation of cash receipts and cash payments within our consolidated statement of cash flows.

We adopted ASU No. 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, effective January 1, 2018. The standard requires amounts generally described as restricted cash or restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts presented on the statement of cash flows. The standard also requires details on the nature and amounts of restricted cash. Aside from presenting the restricted cash and restricted cash equivalents as a component of the beginning and ending cash balances on our consolidated statement of cash flows, the changes did not have a material effect on our consolidated financial statements or on the related disclosures.

We adopted ASU No. 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other Than Inventory, effective January 1, 2018. The standard requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. Adoption of the standard had no impact on our consolidated financial statements and related disclosures.

We adopted ASU No. 2017-01, Business Combinations (ASC 805): Clarifying the Definition of a Business, effective January 1, 2018. The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Adoption of the standard had no impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. ASC 842 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.  Based on the original guidance, lessees and lessors were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities could elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides entities with an option to apply the guidance prospectively, instead of retrospectively, and allows for other classification provisions, as described below. We currently expect to elect to recognize our lease assets and lease liabilities on a prospective basis, beginning on January 1, 2019.

Prior to the issuance of ASU No. 2018-11, we had preliminarily determined that our drilling contracts could contain a lease component, and our adoption, therefore, could require that we separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. However, the recently issued ASU No. 2018-11 provides a practical expedient allowing lessors to combine the lease and non‑lease components of revenues where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under Topic 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component. We are in the process of evaluating ASU No. 2018-11 to determine whether this practical expedient might be available to us.

The adoption of ASC 842 will have an impact on how our consolidated financial statements and disclosures will be presented; however, because we are currently still evaluating the impact of ASU No. 2018-11, we are unable to quantify the overall impact at this time. Additionally, based on the lease arrangements under which we are the lessee as of June 30, 2018, we expect to recognize an aggregate lease liability and a corresponding right‑to‑use asset of between $6.5 million and $7.5 million based on our currently identified lease portfolio. We will continue to refine this estimate, which is subject to change at the adoption date of ASC 842.

3. Revenue from Contracts with Customers

The activities that primarily drive the revenue earned in our drilling contracts with customers include (i) providing our drilling rig, work crews, related equipment and services necessary to operate the rig, (ii) delivering the drilling rig by mobilizing to and demobilizing from the drill site, and (iii) performing pre-operating activities, including rig preparation activities and/or equipment modifications required for the contract.

The integrated drilling services that we perform under each drilling contract represents a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods.

Dayrate Drilling Revenue. Our drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate billed to the customer is determined based on varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term and therefore, recognized as we perform the daily drilling services.

Mobilization/Demobilization Revenue. In connection with certain contracts, we receive lump-sum fees or similar compensation for the mobilization of equipment and personnel prior to the commencement of drilling services or the demobilization of equipment and personnel upon contract completion. These activities are not considered to be distinct within the context of the contract and therefore, the associated revenue is allocated to the overall single performance obligation.

Mobilization fees received prior to commencement of drilling operations are recorded as a contract liability and amortized on a straight‑line basis over the initial contract period. Demobilization fees expected to be received upon contract completion are estimated at contract inception and recognized on a straight-line basis over the initial contract term with an offset to an accretive contract asset. In many contracts, demobilization fees are contingent upon the occurrence or non-occurrence of a future event and the estimate for such revenue may therefore be constrained. Fees received for the mobilization or demobilization of equipment and personnel are included in contract drilling revenues.

Capital Upgrade / Contract Preparation Revenue. In connection with certain contracts, we receive lump-sum fees or similar compensation for requested capital upgrades to our drilling rigs or for other contract preparation work. These activities are not considered to be distinct within the context of the contract and therefore, fees received are recorded as a contract liability and amortized to contract drilling revenues on a straight-line basis over the initial contract term.

Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. We are generally considered a principal in such transactions and therefore, recognize reimbursable revenues and the corresponding costs as we provide the customer‑requested goods and services.

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$19,750	$34,578	$304	$54,632	$22,733	$24,844	$405	$47,982
Amortized revenue	273	582	—	855	208	—	—	208
Reimbursable revenue	2,074	1,735	1,165	4,974	2,036	1,613	1,424	5,073
Total revenue	$22,097	$36,895	$1,469	$60,461	$24,977	$26,457	$1,829	$53,263

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$39,699	$65,648	$605	$105,952	$35,080	$50,553	$806	$86,439
Amortized revenue	274	1,157	—	1,431	208	—	—	208
Reimbursable revenue	5,201	3,312	2,228	10,741	3,396	2,779	2,490	8,665
Total revenue	$45,174	$70,117	$2,833	$118,124	$38,684	$53,332	$3,296	$95,312

Accounts Receivable, Contract Liabilities and Contract Costs

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on customer invoices typically range from 30 to 45 days.

We recognize contract liabilities, recorded in other “Accrued liabilities” and “Long-term liabilities”, for prepayments received from customers and for deferred revenue received for mobilization, contract preparation and capital upgrades.

Certain direct and incremental costs incurred for contract preparation, initial mobilization and modifications of contracted rigs represent contract fulfillment costs as they relate directly to a contract, enhance resources that will be used to satisfy our performance obligations in the future and are expected to be recovered. These costs are deferred as a current or noncurrent asset depending on the length of the initial contract term and are amortized on a straight-line basis to operating costs as services are rendered over the initial term of the related drilling contract. Costs incurred for capital upgrades are capitalized and depreciated over the useful life of the asset.

Costs incurred for the demobilization of rigs at contract completion are recognized as incurred during the demobilization process. Costs incurred to mobilize a rig without a contract are expensed as incurred.

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Current contract cost assets	$2,249	$217
Noncurrent contract cost assets	5,361	6,216
Current contract revenue liabilities	1,938	510
Noncurrent contract revenue liabilities	5,600	6,757

Significant changes in contract cost assets and contract revenue liabilities during the six months ended June 30, 2018 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2017	$6,433	$7,267
Increase due to contractual additions	4,815	790
Decrease due to recognition of revenue	(3,638)	(519)
Balance as of June 30, 2018	$7,610	$7,538

We have taken the optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly increments, the variability of which will be resolved at the time of the future services.

4. Acquisitions

On June 13, 2018, we entered into a share purchase agreement with a third party to acquire the shares of an entity that owns a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which the entity is a party, for $84.0 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date.  We made a down payment of $15.0 million in connection with the execution of the share purchase agreement and the remaining $69.0 million (as may be adjusted pursuant to the terms of the share purchase agreement) is due at closing, which must occur not later than by the close of business on December 10, 2018.

In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and related multi-year drilling contract for $13.0 million. In August 2017 we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jackup rig, to fulfill the drilling contract. The Vantage 260 was classified as held for sale on acquisition and was sold on February 26, 2018.

We accounted for the acquisition of the Vantage 260 as a business combination in accordance with accounting guidance which requires, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date.

The following table provides the acquisition date estimated fair values of the assets acquired and liabilities assumed:

(in thousands)
Total cash consideration	$13,000
Purchase price allocation:
Drilling contract value	12,640
Rig equipment to be sold (net of disposal costs)	2,050
Drillpipe assets	700
Severance liabilities assumed	(480)
Net assets acquired	14,910
Bargain purchase gain	$1,910

Under accounting guidance, a bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of approximately $1.9 million related to the acquisition in the three months ended June 30, 2017. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation. The purchase of the Vantage 260 and related two-year drilling contract allowed for the reactivation of the Sapphire Driller and further extended our operational presence in West Africa.

5. Debt

Our debt was composed of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
2016 Term Loan Facility	$134,325	$140,140
10% Second Lien Notes, net of financing costs of $1,170 and $1,404	74,955	74,721
Convertible Notes, net of discount of $30,124 and $54,770	737,978	709,508
	947,258	924,369
Less current maturities of long-term debt	—	4,430
Long-term debt, net	$947,258	$919,939

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s then existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. In June 2018, in conjunction with entering into a share purchase agreement with a third party to acquire the shares of an entity that owns a jackup rig, the 2016 Term Loan Facility was amended to reduce the revolving letter of credit facility from $32.0 million to $25.0 million. We have issued $12.0 million in letters of credit under the 2016 Term Loan Facility as of June 30, 2018.

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The term loans are currently bearing interest at 8.6%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500 which commenced in March 2016. In conjunction with the sale of the Vantage 260 in the first quarter of 2018, the Company prepaid $5.1m on the 2016 Term Loan Facility, representing prepayment of the scheduled remaining quarterly installments due through maturity date of December 31, 2019.

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.5% pursuant to the terms of the 2016 Term Loan Facility. The Company is also required to pay fees on the unused amount of letters of credit at a rate per annum equal to 0.5%.

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

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of June 30, 2018, taking into account the payment of PIK interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $176.78 of principal of Convertible Notes. As of June 30, 2018, we would be required to issue approximately 8.0 million New Shares if the Convertible Notes were converted.

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

In the event of a change in control, the holders of our Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value as of December 31, 2017 and June 30, 2018.

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

6. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of Liabilities Subject To Compromise in accordance with the Reorganization Plan and the VDC Note. As of June 30, 2018, 5,000,053 ordinary shares were issued and outstanding.

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

During the six months ended June 30, 2018, we granted to an employee 1,030 time-based restricted stock units (“TBGs”) and 2,403 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. The TBGs vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants. In the six months ended June 30, 2018, 19,419 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. We recognized approximately $3.8 million and $1.7 million of share-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. As of June 30, 2018, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

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

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these  developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation into the Company concerning possible violations of the FCPA by VDC in the Petrobras matter and indicating that the DOJ has closed such investigation without any action. In addition, the Company has engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation. We have reached an agreement in principle with the staff of the SEC relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval. While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in the third quarter of 2018. In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million. If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. Additionally, if we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under

Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

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

On August 31, 2015, PAI and PVIS, both subsidiaries of Petrobras, notified the Company of the termination of the Drilling Contract between PVIS and Vantage Deepwater Company and which had been novated to PAI and Vantage Deepwater Drilling, Inc., claiming the Company had breached its obligations under the Drilling Contract. Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. are both wholly-owned subsidiaries of the Company.  We immediately filed an international arbitration claim against PAI, PVIS, and Petrobras, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS, and Petrobras and dismissed the Petrobras entities’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums.  Per the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides.

The Company’s ability to fully recover the award against Petrobras is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. Accordingly, no assurances can be given as to whether or to what extent such award will ultimately be recovered, if at all.

On April 27, 2018, we understand that Vantage was added as an additional defendant in a legal proceeding by the Brazilian federal public prosecutor’s office in the State of Parana (the “Brazilian Federal Prosecutor”) against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as interested parties. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Messrs. Padilha and Hsin-Chi. It was not until July 19, 2018 that we became aware of the legal proceeding as it was previously under seal. The Company has not been formally served nor advised by any Brazilian authorities of any particular charges. The Company understands that the legal proceeding is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31 million), together with a civil fine equal to three times that amount. The Company understands that the court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the defendants in the legal proceeding, including any assets of Vantage, as a precautionary measure, in the amount of approximately $124 million. The seizure order has not had an effect on the Company’s assets or operations, as Vantage does not own any assets in Brazil. The Company intends to vigorously defend any such allegations and seizures; however, we cannot predict the ultimate outcome of this matter nor that there will not be further developments in the Car Wash investigation or in any other ongoing investigation or proceeding that could adversely affect us.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Prepaid insurance	$1,244	$294
Sales tax receivable	5,492	5,652
Income tax receivable	1,243	1,374
Other receivables	935	158
Assets held for sale	—	2,050
Deferred mobilization costs	2,249	217
Other	3,827	3,462
	$14,990	$13,207

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Drilling equipment	$883,413	$883,598
Down payment on rig purchase	15,000	—
Assets under construction	1,443	1,043
Office and technology equipment	18,452	18,778
Leasehold improvements	1,165	1,165
	919,473	904,584
Accumulated depreciation	(176,431)	(141,393)
Property and equipment, net	$743,042	$763,191

Other Assets

Other assets consisted of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Contract value, net	$4,824	$7,954
Deferred certification costs	3,156	3,497
Deferred mobilization costs	5,361	6,216
Deferred income taxes	2,804	3,162
Other non-current assets	1,438	1,106
	$17,583	$21,935

Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Interest	$3,918	$3,952
Compensation	6,892	10,285
Income taxes payable	2,989	3,740
SEC penalty payable	5,000	5,000
Current deferred revenue	516	—
Unearned income	1,422	510
Other	1,434	1,630
	$22,171	$25,117

  Long-term Liabilities

Long-term liabilities consisted of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Non-current deferred revenue	$5,600	$6,757
Deferred income taxes	530	296
2016 MIP	8,171	4,399
Other non-current liabilities	7,151	5,743
	$21,452	$17,195

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Cash and cash equivalents	$181,860	$195,455
Restricted cash	5,000	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$186,860	$195,455

The restricted cash balance as of June 30, 2018 relates to funds held in escrow in connection with the proposed offer of settlement with the SEC, as described in "Note 8. Commitments and Contingencies."

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business represented less than 4% of our total revenue for each of the six months ended June 30, 2018 and 2017.

For the three and six months ended June 30, 2018 and 2017, all of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations.  Three customers accounted for approximately 46%, 15% and 13% of consolidated revenue for the three months ended June 30, 2018. For the six months ended June 30, 2018, three customers accounted for approximately 46%, 14% and 13% of consolidated revenue. Three customers accounted for approximately 50%, 18% and 12% of consolidated revenue for the three months ended June 30, 2017. For the six months ended June 30, 2017, three customers accounted for approximately 56%, 15% and 12% of consolidated revenue.

Our revenue by country was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(unaudited, in thousands)
Congo	$35,874	$35,811	$71,728	$62,687
India	8,842	—	15,372	—
Malaysia	—	6,581	—	14,504
Qatar	—	5,909	—	11,693
Other countries (a)	15,745	4,962	31,024	6,428
Total revenues	$60,461	$53,263	$118,124	$95,312
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows as of the dates indicated:

	June 30, 2018	December 31, 2017
(unaudited, in thousands)
Congo	$245,373	$256,200
India	148,951	155,362
Malaysia	—	103,603
South Africa	171,745	179,468
Other countries (a)	176,973	68,558
Total property and equipment	$743,042	$763,191
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2018 and our results of operations for the three and six months ended June 30, 2018 and 2017. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of July 20, 2018.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of June 30, 2018, taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $176.78 of principal of Convertible Notes.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency (the “Agency”), in their June 2018 Oil Market Report, forecasts a growth in demand of 1.4 million barrels per day for 2018 and 2019. The Agency reports that this growth, together with current forecast production levels, will result in an inventory draw of 0.6 million barrels per day for 2018. Although oil prices have partially rebounded from the historical lows experienced during early 2016 to levels above $70 per barrel at the end of June 2018, this increase has not yet resulted in a measurable increase in operators’ offshore capital expenditures.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe Offshore A.S. (“Bassoe”), there are currently 86 jackups and 30 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to June 2021. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Since the oil price decline in 2014, 136 rigs, with an average age of approximately 36 years, have been removed from the drilling fleet according to Bassoe. Of these 136 rigs, 86 are semisubmersibles, 18 are drillships and 32 are jackups. While we believe rig recycling to be an important element in bringing the supply of drilling rigs back into balance with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2018.

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

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of June 30, 2018 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2018	2019	2018	2019	Beyond
Jackups	99%	62%	$43,880	$51,030	$7,027
Drillships	55%	33%	$53,400	$36,896	$33,257

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Jackups
Rigs available (at end of period)	4	5	4	5
Available days (1)	364	451	778	811
Utilization (2)	88.5%	80.4%	87.3%	66.9%
Average daily revenues (3)	$62,158	$63,259	$58,871	$65,032
Deepwater
Rigs available	3	3	3	3
Available days (1)	273	273	543	543
Utilization (2)	63.2%	32.8%	58.7%	33.1%
Average daily revenues (3)	$203,801	$277,277	$209,646	$281,475

(1)	Available days are the total number of rig calendar days in the period. Rigs are removed upon classification as held for sale and no longer eligible to earn revenue.
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

For the Three Months Ended June 30, 2018 and 2017

Net loss for the three months ended June 30, 2018 (the “Current Quarter”) was $31.1 million, or $6.22 per basic and diluted share, on operating revenues of $60.5 million, compared to net loss for the three months ended June 30, 2017 (the “Comparable Quarter”) of $36.6 million, or $7.32 per basic and diluted share, on operating revenues of $53.3 million.

The following table is an analysis of our operating results for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Change
	2018	2017	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$55,183	$47,785	$7,398	15%
Management fees	304	405	(101)	-25%
Reimbursables	4,974	5,073	(99)	-2%
Total revenues	60,461	53,263	7,198	14%
Operating costs and expenses
Operating costs	44,650	40,363	4,287	11%
General and administrative	6,278	11,501	(5,223)	-45%
Depreciation	17,711	18,554	(843)	-5%
Total operating costs and expenses	68,639	70,418	(1,779)	-3%
Loss from operations	(8,178)	(17,155)	8,977	-52%
Other income (expense)
Interest income	220	215	5	2%
Interest expense and financing charges	(19,412)	(19,023)	(389)	2%
Other, net	(514)	842	(1,356)	-161%
Bargain purchase gain	—	1,910	(1,910)	-100%
Total other expense	(19,706)	(16,056)	(3,650)	23%
Loss before income taxes	(27,884)	(33,211)	5,327	-16%
Income tax provision	3,210	3,381	(171)	-5%
Net loss	$(31,094)	$(36,592)	$5,498	-15%

Revenue: Total revenue increased 14% and contract drilling revenue increased 15% for the Current Quarter as compared to the Comparable Quarter. The increase in contract drilling revenue in the Current Quarter was primarily due to the commencement of operations on the Platinum Explorer in November 2017, which contributed an incremental $8.8 million contract drilling revenue in the Current Quarter.

Management fees and reimbursable revenue for the Current Quarter were $0.3 million and $5.0 million, respectively, as compared to $0.4 million and $5.1 million, respectively, in the Comparable Quarter.

Operating costs: Operating costs for the Current Quarter increased 11% as compared to the Comparable Quarter. Deepwater operating costs for the Current Quarter increased $7.9 million as compared to the Comparable Quarter primarily due to incremental costs for the Platinum Explorer operations. Jackup operating costs decreased $3.3 million for the Current Quarter as compared to the Comparable Quarter. The Current Quarter included 42 fewer rig operating days due to the sale of Vantage 260 in February 2018. Jackup operating costs in the Current Quarter and Comparable Quarter included $1.6 million and $1.5 million, respectively, for non-cash amortization of the contract value acquired with the Vantage 260.

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to a $4.6 million decrease in legal expenses associated with our internal FCPA investigation and the Petrobras arbitration. General and administrative expenses for the Current Quarter and for the Comparable Quarter include approximately $1.4 million and $670,000, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Quarter decreased 5% as compared to the Comparable Quarter. Depreciation expense decreased primarily due to drill pipe assets becoming fully depreciated.

Interest expense and other financing charges: Interest expense for the Current Quarter was consistent with the Comparable Quarter. Interest expense includes non-cash discount accretion, payment-in-kind interest and deferred financing costs totaling approximately $14.4 million and $14.2 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: Our functional currency is the U.S. dollar; however a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. A net foreign currency exchange loss of $0.5 million and a net foreign currency exchange gain of $0.9 million were included in other, net, for the Current Quarter and the Comparable Quarter, respectively.

Bargain purchase gain: We recorded a bargain purchase gain of $1.9 million during the Comparable Quarter related to our Vantage 260 acquisition. The gain on bargain purchase resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the acquisition over the purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Income tax expense: Income tax expense decreased in the Current Quarter as compared to the Comparable Quarter due to the impact of changes in the annualized effective tax rate. Our annualized effective tax rate for the Current Quarter is negative 14.35% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Comparable Quarter was negative 7.6% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and disposal gains or losses.

For the Six Months Ended June 30, 2018 and 2017

Net loss for the six months ended June 30, 2018 (the “Current Period”) was $63.2 million, or $12.65 per basic and diluted share, on operating revenues of $118.1 million, compared to net loss for the six months ended June 30, 2017 (the “Comparable Period”) of $73.1 million, or $14.62 per basic and diluted share, on operating revenues of $95.3 million.

The following table is an analysis of our operating results for the three months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Change
	2018	2017	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$106,778	$85,841	$20,937	24%
Management fees	605	806	(201)	-25%
Reimbursables	10,741	8,665	2,076	24%
Total revenues	118,124	95,312	22,812	24%
Operating costs and expenses
Operating costs	85,635	69,361	16,274	23%
General and administrative	13,632	22,980	(9,348)	-41%
Depreciation	35,579	36,993	(1,414)	-4%
Total operating costs and expenses	134,846	129,334	5,512	4%
Loss from operations	(16,722)	(34,022)	17,300	-51%
Other income (expense)
Interest income	441	356	85	24%
Interest expense and financing charges	(38,683)	(37,922)	(761)	2%
Other, net	(1,084)	1,394	(2,478)	-178%
Bargain purchase gain	-	1,910	(1,910)	-100%
Total other expense	(39,326)	(34,262)	(5,064)	15%
Loss before income taxes	(56,048)	(68,284)	12,236	-18%
Income tax provision	7,183	4,807	2,376	49%
Net loss	$(63,231)	$(73,091)	$9,860	-13%

Revenue: Total revenue and contract drilling revenue both increased 24% for the Current Period as compared to the Comparable Period. The increase in contract drilling revenue in the Current Period was primarily due to the commencement of operations on the Platinum Explorer, which contributed an incremental $15.2 million contract drilling revenue in the Current Period, and to improved utilization on our jackup fleet, with an aggregate of 169 incremental revenue-earning days contributing $4.7 million in increased drilling revenue in the Current Period.

Management fees and reimbursable revenue for the Current Period were $0.6 million and $10.7 million, respectively, as compared to $0.8 million and $8.7 million, respectively, in the Comparable Period. The increase in reimbursable revenue was primarily a result of the increases in jackup utilization.

Operating costs: Operating costs for the Current Period increased 23% as compared to the Comparable Period. Deepwater operating costs for the Current Period increased $17.0 million due primarily to incremental costs for the Platinum Explorer operations in India which commenced in November 2017. Operating costs on our jackup fleet for the Current Period decreased $0.6 million as compared to the Comparable Period. Jackup operating cost increases in the Current Period were offset by a gain on disposal of the Vantage 260 in the amount of $2.9 million. Jackup operating costs in the Current Period and Comparable Period included $3.1 million and $1.5 million, respectively, for non-cash amortization of the contract value acquired with the Vantage 260.

General and administrative expenses: Decreases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to a $9.7 million decrease in legal expenses associated with our internal FCPA investigation and the Petrobras arbitration. General and administrative expenses for the Current Period and for the Comparable Period include approximately $2.7 million and $1.3 million, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Period decreased 4% as compared to the Comparable Period. Depreciation expense decreased primarily due to drill pipe assets becoming fully depreciated.

Interest expense and other financing charges: Interest expense for the Current Period increased 2% as compared to the Comparable Period due to rising interest rates and to increased payment-in-kind interest on the Convertible Notes. Interest expense includes non-cash discount accretion, payment-in-kind interest and deferred financing costs totaling approximately $28.7 million and $28.4 million for the Current Period and for the Comparable Period, respectively.

Other, net: Our functional currency is the U.S. dollar; however a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. A net foreign currency exchange loss of $1.1 million and a net foreign currency exchange gain of $1.4 million were included in other, net, for the Current Period and the Comparable Period, respectively.

Bargain purchase gain: We recorded a bargain purchase gain of $1.9 million during the Comparable Period related to our Vantage 260 acquisition. The gain on bargain purchase resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the acquisition over the purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Income tax expense: Income tax expense increased in the Current Period as compared to the Comparable Period due to an increase in revenue in the Current Period and the impact of the annualized effective tax rate. Our annualized effective tax rate for the Current Period is negative 14.35% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Comparable Period was negative 7.6% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and disposal gains or losses.

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of approximately $221.6 million, including approximately $181.9 million of cash available for general corporate purposes. Scheduled principal debt maturities and interest payments from July 1, 2018 to June 30, 2019 are approximately $23.9 million. We anticipate capital expenditures through June 30, 2019 to be approximately $22.0 million to $27.0 million, including expenditures for a managed pressure drilling system, in order to increase the marketability of our drillships, and for sustaining capital, capital spares and information technology. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through June 30, 2019, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment certifications to be approximately $19.0 million to $24.0 million. As of June 30, 2018, we had $13.0 million available for the issuance of letters of credit under our revolving letter of credit facility.

On June 13, 2018, we entered into a share purchase agreement with a third party to acquire the shares of an entity that owns a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which the entity is a party, for $84.0 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date.  We made a down payment of $15.0 million in connection with the execution of the share purchase agreement and the remaining $69.0 million (as may be adjusted pursuant to the terms of the share purchase agreement) is due at closing, which must occur not later than by the close of business on December 10, 2018. The closing payment will be funded through a combination of cash on hand and debt financing.

The table below includes a summary of our cash flow information for the periods indicated.

	Six Months Ended June 30,
(unaudited, in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$8,331	$(15,869)
Investing activities	(11,111)	(14,203)
Financing activities	(5,815)	(715)

Changes in cash flows from operating activities are driven by changes in net income during the periods - see discussion of changes in net income in “Results of Operations” above.

Cash flows from investing activities in the Current Period are primarily a net result of a $15.0 million down payment made to acquire a rig owning entity offset by a net cash inflow of $4.7 million from the sale of the Vantage 260. Cash used for the acquisition of the Vantage 260 totaled $13.0 million in the Comparable Period. Other changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects.

Changes in cash flows from financing activities in the Current Period include an additional payment of $5.1 million made on the 2016 Term Loan Facility, which was required in conjunction with the sale of the Vantage 260.

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

Critical Accounting Policies and Accounting Estimates

The preparation of unaudited financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are included in Note 2 to our audited consolidated financial statements for the year ended December 31, 2017, included in our annual report on Form 10-K filed with the SEC on March 29, 2018. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates.

Our critical accounting policies are those related to fresh-start accounting, property and equipment, impairment of long-lived assets, rig and equipment certifications, intangible assets, contract revenues and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Accounting Estimates" in Part II of our annual report on Form 10-K for the year ended December 31, 2017.

During the quarter ended June 30, 2018, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Recent Accounting Standards: See “Note 2. Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of the reduced oil prices since 2014 has negatively impacted the offshore contract drilling business as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk: As of June 30, 2018, we had approximately $134.3 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of June 30, 2018, the 1-month LIBOR rate was 2.09% and the current interest rate on the 2016 Term Loan Facility is 8.59%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $1.3 million per annum based on the principal amounts outstanding at June 30, 2018. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2018, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

VANTAGE DRILLING INTERNATIONAL

Date: August 8, 2018	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)