Form 10-Q
period 2018-09-30
VANTAGE DRILLING INTERNATIONAL
filed 2018-11-02
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of Vantage Drilling International ordinary shares outstanding as of October 19, 2018 is 5,000,053 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures by oil and natural gas exploration and production companies;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	termination or renegotiation of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	competition within our industry;
•	excess supply of drilling units worldwide;
•	limited mobility of our drilling units between geographic regions;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and any other anti-corruption laws;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$178,549	$195,455
Restricted cash	5,000	-
Trade receivables	39,089	45,379
Inventory	43,411	43,955
Prepaid expenses and other current assets	16,748	13,207
Total current assets	282,797	297,996
Property and equipment
Property and equipment	927,745	904,584
Accumulated depreciation	(191,737)	(141,393)
Property and equipment, net	736,008	763,191
Other assets	14,471	21,935
Total assets	$1,033,276	$1,083,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$40,774	$39,666
Accrued liabilities	20,032	25,117
Current maturities of long-term debt	—	4,430
Total current liabilities	60,806	69,213
Long–term debt, net of discount and financing costs of $18,802 and $56,174	959,750	919,939
Other long-term liabilities	25,236	17,195
Commitments and contingencies (Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(386,493)	(297,202)
Total shareholders' equity	(12,516)	76,775
Total liabilities and shareholders’ equity	$1,033,276	$1,083,122

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Contract drilling services	$59,034	$51,831	$165,813	$137,672
Management fees	307	342	912	1,148
Reimbursables	5,215	5,523	15,956	14,188
Total revenue	64,556	57,696	182,681	153,008
Operating costs and expenses
Operating costs	43,307	49,883	128,943	119,244
General and administrative	9,303	6,949	22,935	29,929
Depreciation	17,638	18,538	53,217	55,531
Total operating costs and expenses	70,248	75,370	205,095	204,704
Loss from operations	(5,692)	(17,674)	(22,414)	(51,696)
Other income (expense)
Interest income	533	231	974	587
Interest expense and other financing charges	(19,439)	(19,258)	(58,122)	(57,180)
Other, net	53	893	(1,031)	2,287
Bargain purchase gain	—	—	—	1,910
Total other expense	(18,853)	(18,134)	(58,179)	(52,396)
Loss before income taxes	(24,545)	(35,808)	(80,593)	(104,092)
Income tax provision	1,515	4,260	8,698	9,067
Net loss	$(26,060)	$(40,068)	$(89,291)	$(113,159)
Net loss per share, basic and diluted	$(5.21)	$(8.01)	$(17.86)	$(22.63)
Weighted average ordinary shares outstanding, basic and diluted	5,000	5,000	5,000	5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,291)	$(113,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	53,217	55,531
Amortization of debt financing costs	351	351
Amortization of debt discount	37,021	36,653
Amortization of contract value	4,721	3,095
PIK interest on the Convertible Notes	5,735	5,692
Share-based compensation expense	7,777	2,882
Bargain purchase gain	—	(1,910)
Deferred income tax benefit (expense)	1,874	(3,489)
(Gain) loss on disposal of assets	(1,313)	191
Changes in operating assets and liabilities:
Trade receivables	6,290	(15,253)
Inventory	544	1,531
Prepaid expenses and other current assets	(5,591)	(1,685)
Other assets	1,230	5,947
Accounts payable	(3,245)	10,899
Accrued liabilities and other long-term liabilities	(6,839)	(4,688)
Net cash provided by (used in) operating activities	12,481	(17,412)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(8,275)	(1,606)
Down payment on rig purchase	(15,000)	—
Cash paid for Vantage 260 acquisition	—	(13,000)
Net proceeds from sale of Vantage 260	4,703	—
Net cash used in investing activities	(18,572)	(14,606)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(5,815)	(1,072)
Net cash used in financing activities	(5,815)	(1,072)
Net decrease in cash and cash equivalents	(11,906)	(33,090)
Unrestricted and restricted cash and cash equivalents—beginning of period	195,455	231,727
Unrestricted and restricted cash and cash equivalents—end of period	$183,549	$198,637
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,874	$12,575
Income taxes (net of refunds)	10,955	13,253
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$3,824	$3,780
Accrued but unpaid capital expenditures at period end	4,353	—
Trade-in value on equipment upgrades	570	—

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

Drilling Contract Arbitration

On August 31, 2015, Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services, BV (“PVIS”), both subsidiaries of Petroleo Brasileiro S.A. (“Petrobras”), notified the Company of the termination of the Agreement for the Provision of Drilling Services for the Titanium Explorer dated February 4, 2009 (the “Drilling Contract”) between PVIS and Vantage Deepwater Company and which had been novated to PAI and Vantage Deepwater Drilling, Inc., claiming the Company had breached its obligations under the Drilling Contract. Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. are both wholly-owned subsidiaries of the Company.  We immediately filed an international arbitration claim against PAI, PVIS and Petrobras, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS and Petrobras, and dismissed the Petrobras entities’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums.  Per the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides. Pursuant to the terms of the award, the amount due to the Company as of September 30, 2018, totaled approximately $674.0 million, inclusive of interest.

In connection with enforcing the arbitration award against Petrobras, on August 22 2018, we secured an order from the Amsterdam District Court in the Netherlands freezing assets of Petrobras in the Netherlands that we believe are valued in excess of our claim at this time.

The Company’s ability to fully recover the award against Petrobras is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. Accordingly, no assurances can be given as to whether or to what extent such award will ultimately be recovered, if at all.

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding by the Brazilian federal public prosecutor’s office in the State of Parana (the “Brazilian Federal Prosecutor”) against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as interested parties.  Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, Vantage Drilling Company (“VDC”), used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. The Company has not been formally served nor advised by any Brazilian authorities of any particular charges. The Company understands that the legal proceeding is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31 million), together with a civil fine equal to three times that amount. The Company understands that the court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On September 5, 2018, the Brazilian judge issued another decision (i) acknowledging receipt of a statement from the Brazilian Federal Prosecutor that they intend to seek mutual legal assistance from the U.S. authorities pursuant to the United Nations Convention against Corruption of 2003 to carry out service of process of the improbity action and obtain a freezing order against the Company’s U.S. assets in the amount of $124 million, and (ii) ordering that the Brazilian Federal Prosecutor provide an update on their progress within 30 days.  The Company intends to vigorously defend any such allegations and seizures; however, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the Car Wash investigation or in any other ongoing investigation or proceeding that could adversely affect us.

Acquisitions and Disposals

On April 5, 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig was renamed the Vantage 260. In August 2017, we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jackup rig, to fulfill the drilling contract. On October 19, 2017, we entered into a purchase and sale agreement to sell the Vantage 260 for $5.1 million. The transaction closed and the Vantage 260 was sold on February 26, 2018, resulting in a gain of approximately $2.9 million.

On June 13, 2018, we entered into a share purchase agreement with Ship Finance International Limited to acquire the shares of Rig Finance Limited, an entity that owns the Soehanah jack up rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, for $84.0 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date (the “Rig Purchase”).  We made a down payment of $15.0 million in connection with the execution of the share purchase agreement, and the remaining $69.0 million (as may be adjusted pursuant to the terms of the share purchase agreement) is due at closing, which must occur no later than the close of business on December 10, 2018.  If the closing does not occur by such time, the down payment will be forfeited to the extent the failure to close resulted from (i) a breach by us of our representations, warranties or other obligations under the share purchase agreement, or (ii) the failure by us to consummate the sale despite being otherwise obligated to do so under the terms of the share purchase agreement. In addition, pursuant to the bareboat charter currently in place with respect to the rig, the entity to which the rig is currently chartered has the right to acquire the rig at the end of the term of the bareboat charter for an amount no lower than $100 million. Otherwise, the transaction is subject to customary closing conditions, including, to the extent required by law, certain regulatory approvals.

From time to time, our management independently evaluates, and separately receives indications of interest in respect of, a variety of strategic and/or transformational transactions in respect of our assets or a particular subset thereof.  Any such potential transactions are considered by management in light of our business goals and objectives as well as any applicable restrictions in the documents governing our indebtedness, and with the aim of maximizing value for our stakeholders.

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

On December 3, 2015 (the “Petition Date”), the Company, certain of its subsidiaries and certain VDC subsidiaries that were guarantors of the Company’s pre-bankruptcy secured debt, filed the Reorganization Plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the United States District Court for the District of Delaware confirmed the Company’s pre-packaged Reorganization Plan and the Company emerged from bankruptcy on the Effective Date.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes contains customary covenants that restrict the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of September 30, 2018, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $176.78 of principal of Convertible Notes.

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

Other Events: Since July 2015, the Company has been cooperating in an investigation by the U.S. Department of Justice (“DOJ”) and the SEC arising from allegations that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of our former parent company, VDC, had engaged in an alleged scheme to pay bribes to former Petrobras executives, in violation of the FCPA (together, the “Petrobras allegations”).  In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation and closing the investigation without any action against the Company. We have continued our cooperation in the investigation by the SEC into the same allegations and engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation. We have reached an agreement in principle with the staff relating to terms of a proposed offer of settlement, which is being presented to the five-member panel of the SEC that is reviewing the Petrobras allegations (the “Commission”) for approval. While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in 2018. In connection with the proposed offer of settlement, we accrued a liability in the amount of $5 million.  If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. For more information about this matter, please see “Note 8. Commitments and Contingencies.”

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2017 is derived from our December 31, 2017 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

Property and Equipment: Consists of the costs of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated initial useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated initial useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in operating costs or general and administrative expenses, depending on nature of the asset. For the three months ended September 30, 2018, we recognized a net loss of $1.2 million related to the sale or retirement of assets. We did not recognize any gains or losses related to the sale or retirement of assets for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, we recognized a net gain of $1.3 million and a net loss of $191,000, respectively, related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of September 30, 2018; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset is being amortized on a straight-line basis over the two-year term of the drilling contract. We recognized approximately $1.6 million and $4.7 million of amortization expense for intangible assets for the three and nine months ended September 30, 2018, respectively, and approximately $1.6 million and $3.1 million for the three and nine months ended September 30, 2017, respectively.

Expected future intangible asset amortization as of September 30, 2018 is as follows:

(in thousands)
Fiscal year:
2018	$1,590
2019	1,643
Thereafter	-
Total	$3,233

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Payment terms on customer invoices typically range from 30 to 45 days. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of September 30, 2018 or December 31, 2017.

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

Functional Currency: We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations.  We recognize currency exchange rate gains and losses in other, net.  For the three months ended September 30, 2018 and 2017, we recognized net gains of $0.1 million and $0.9 million, respectively, related to currency exchange rates. For the nine months ended September 30, 2018 and 2017, we recognized a net loss of $1.0 million and a net gain of $2.3 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the consolidated balance sheet principally due to the short-term nature or floating rate nature of these instruments. At September 30, 2018, the fair value of the 2016 Term Loan Facility, the 10% Second Lien Notes and the Convertible Notes was approximately $135.0 million, $73.6 million and $874.2 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

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

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC, which requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. ASC 842 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and early adoption is permitted.  Based on the original guidance, lessees and lessors were required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including a number of optional practical expedients that entities could elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (ASC 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, with a cumulative catch-up adjustment to the opening balance of retained earnings, and allows for other classification provisions, as described below. We currently expect to elect to recognize our lease assets and lease liabilities on a prospective basis, beginning on January 1, 2019.

Prior to the issuance of ASU No. 2018-11, we had preliminarily determined that our drilling contracts could contain a lease component, and our adoption, therefore, could require that we separately recognize revenues associated with the lease of our drilling rigs and the provision of contract drilling services. However, ASU No. 2018-11 provides a practical expedient allowing lessors to combine the lease and non‑lease components of revenues where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. The practical expedient also allows a lessor to account for the combined lease and non-lease components under Topic 606, Revenue from Contracts with Customers, when the non-lease component is the predominant element of the combined component. We are in the process of evaluating ASU No. 2018-11 to determine whether this practical expedient might be available to us.

The adoption of ASC 842 will have an impact on how our consolidated financial statements and disclosures will be presented; however, because we are currently still evaluating the impact of ASU No. 2018-11, we are unable to quantify the overall impact at this time. Additionally, based on the lease arrangements under which we are the lessee as of September 30, 2018, we expect to recognize an aggregate lease liability and a corresponding right‑to‑use asset of between $6.5 million and $7.5 million based on our currently identified lease portfolio. We will continue to refine this estimate, which is subject to change at the adoption date of ASC 842.

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

Capital Upgrade/Contract Preparation Revenue. In connection with certain contracts, we receive lump-sum fees or similar compensation for requested capital upgrades to our drilling rigs or for other contract preparation work. These activities are not considered to be distinct within the context of the contract and therefore, fees received are recorded as a contract liability and amortized to contract drilling revenues on a straight-line basis over the initial contract term.

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$22,427	$35,535	$307	$58,269	$26,054	$25,777	$342	$52,173
Amortized revenue	484	588	—	1,072	—	—	—	—
Reimbursable revenue	2,559	1,523	1,133	5,215	2,668	1,594	1,261	5,523
Total revenue	$25,470	$37,646	$1,440	$64,556	$28,722	$27,371	$1,603	$57,696

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$62,127	$101,183	$912	$164,222	$61,134	$76,330	$1,148	$138,612
Amortized revenue	758	1,745	—	2,503	208	—	—	208
Reimbursable revenue	7,760	4,835	3,361	15,956	6,063	4,374	3,751	14,188
Total revenue	$70,645	$107,763	$4,273	$182,681	$67,405	$80,704	$4,899	$153,008

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Current contract cost assets	$141	$217
Noncurrent contract cost assets	4,804	6,216
Current contract revenue liabilities	1,191	510
Noncurrent contract revenue liabilities	5,012	6,757

Significant changes in contract cost assets and contract revenue liabilities during the nine months ended September 30, 2018 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2017	$6,433	$7,267
Increase due to contractual additions	4,954	1,949
Decrease due to recognition of revenue	(6,442)	(3,013)
Balance as of September 30, 2018	$4,945	$6,203

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

4. Acquisitions

On June 13, 2018, we entered into a share purchase agreement with Ship Finance International Limited to acquire the shares of Rig Finance Limited, an entity that owns the Soehanah jack up rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, for $84.0 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date.  We made a down payment of $15.0 million in connection with the execution of the share purchase agreement, and the remaining $69.0 million (as may be adjusted pursuant to the terms of the share purchase agreement) is due at closing, which must occur no later than the close of business on December 10, 2018. If the closing does not occur by such time, the down payment will be forfeited to the extent the failure to close resulted from (i) a breach by us of our representations, warranties or other obligations under the share purchase agreement, or (ii) the failure by us to consummate the sale despite being otherwise obligated to do so under the terms of the share purchase agreement.  In addition, pursuant to the bareboat charter currently in place with respect to the rig, the entity to which the rig is currently chartered has the right to acquire the rig at the end of the term of the bareboat charter for an amount no lower than $100 million.  Otherwise, the transaction is subject to customary closing conditions, including, to the extent required by law, certain regulatory approvals.

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

Under accounting guidance, a bargain purchase gain results from an acquisition if the fair value of the purchase consideration paid in connection with such acquisition is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of approximately $1.9 million related to the acquisition in the nine months ended September 30, 2017. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation. The purchase of the Vantage 260 and related two-year drilling contract allowed for the reactivation of the Sapphire Driller and further extended our operational presence in West Africa.

5. Debt

Our debt was composed of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
2016 Term Loan Facility	$134,325	$140,140
10% Second Lien Notes, net of financing costs of $1,053 and $1,404	75,072	74,721
Convertible Notes, net of discount of $17,749 and $54,770	750,353	709,508
	959,750	924,369
Less current maturities of long-term debt	—	4,430
Long-term debt, net	$959,750	$919,939

Second Amended and Restated Credit Agreement. The Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s then existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility are guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. In June 2018, in conjunction with entering into a share purchase agreement with a third party to acquire the shares of an entity that owns a jackup rig, the 2016 Term Loan Facility was amended to reduce the revolving letter of credit facility from $32.0 million to $25.0 million. As of September 30, 2018, we have issued $12.0 million in letters of credit under the 2016 Term Loan Facility.

The maturity date of the term loans and commitments established under the 2016 Term Loan Facility is December 31, 2019. Interest is payable on the unpaid principal amount of each term loan under the 2016 Term Loan Facility at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. The term loans are currently bearing interest at 8.7%. The 2016 Term Loan Facility has quarterly scheduled debt maturities of $357,500, which commenced in March 2016. In conjunction with the sale of the Vantage 260 in the first quarter of 2018, the Company prepaid $5.1 million on the 2016 Term Loan Facility, representing prepayment of the scheduled remaining quarterly installments due through the maturity date of December 31, 2019.

Fees are payable on the outstanding face amount of letters of credit at a rate per annum equal to 5.5% pursuant to the terms of the 2016 Term Loan Facility. The Company also pays fees on the unused amount of letters of credit at a rate per annum equal to 0.5%.

The 2016 Term Loan Facility contains customary representations and warranties, mandatory prepayments, affirmative and negative covenants and events of default, but not limited to, covenants that restrict (i) the granting of liens, (ii) the incurrence of indebtedness, (iii) the making of investments and capital expenditures, (iv) the sale or other conveyance of assets, including vessels, (v) transactions with affiliates, (vi) prepayments of certain debt and (vii) the operation of vessels. The 2016 Term Loan Facility also requires that the Company maintain $75.0 million of available cash (defined to include unrestricted cash and cash equivalents plus undrawn commitments).

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

The 10% Second Lien Notes were issued at par and are fully and unconditionally guaranteed (except for customary release provisions), on a senior secured basis, by all of the subsidiaries of the Company. The 10% Second Lien Notes mature on December 31, 2020, and bear interest from the date of their issuance at a rate of 10% per year. Interest on outstanding 10% Second Lien Notes is payable semi-annually in arrears, which commenced on June 30, 2016. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. The 10% Second Lien Notes rank behind the 2016 Term Loan Facility as to collateral.

The Indenture for the 10% Second Lien Notes includes customary covenants and events of default, such as covenants that, among other things, (i) restrict the (a) granting of liens, (b) making of investments, (c) incurrence of indebtedness and (d) conveyance of vessels, (ii) limit transactions with affiliates, and (iii) require that the Company provide periodic financial reports.

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of September 30, 2018, taking into account the payment of PIK interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $176.78 of principal of Convertible Notes. As of September 30, 2018, we would be required to issue approximately 8.0 million New Shares if the Convertible Notes were converted.

The Convertible Notes were initially recorded at an estimated fair value of approximately $603.1 million. The difference between face value and the fair value at date of issuance of the Convertible Notes was recorded as a debt discount and is being amortized to interest expense over the expected life of the Convertible Notes using the effective interest rate method.

Interest on the Convertible Notes, which commenced on June 30, 2016, is payable semi-annually in arrears as a payment in kind, either through an increase in the outstanding principal amount of the Convertible Notes or, if the Company is unable to increase such principal amount, by the issuance of additional Convertible Notes.  Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at a rate of 1% per annum for the first four years and then increasing to 12% per annum until maturity.

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

The Convertible Notes will convert only (i) prior to the third anniversary of the issue date (such anniversary date, February 10, 2019), (a) upon the instruction of holders of a majority in principal amount of the Convertible Notes or (b) upon the full and final resolution of all potential Investigation Claims (as defined below), as determined in good faith by the board of directors of the Company (the “Board”) (which determination shall require the affirmative vote of a supermajority of the non-management directors), and (ii) from and after February 10, 2019 through their maturity date of December 31, 2030, upon the approval of the Board (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, the term “supermajority of the non-management directors” means five affirmative votes of non-management directors assuming six non-management directors eligible to vote and, in all other circumstances, the affirmative vote of at least 75% of the non-management directors eligible to vote, and the term “Investigation Claim” means any claim held by a United States or Brazilian governmental unit and arising from or related to the procurement of the Drilling Contract.

In the event of a change in control, the holders of our Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value as of December 31, 2017 and September 30, 2018.

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

6. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. As of September 30, 2018, 5,000,053 ordinary shares were issued and outstanding.

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

During the nine months ended September 30, 2018, we granted to an employee 1,030 time-based restricted stock units (“TBGs”) and 2,403 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. During the same period, four of our directors were granted 300 TBGs each, for a total of 1,200 TBGs. The TBGs vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants. In the nine months ended September 30, 2018, 20,411 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. We recognized approximately $7.7 million and $2.9 million of share-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. As of September 30, 2018, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

7. Income Taxes

We are a Cayman Islands entity. The Cayman Islands do not impose corporate income taxes. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which our operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or as withholding tax on revenues. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and, when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation between our operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and disposal gains or losses.

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted.  The Act, among other things, made significant changes to the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35% to 21%; changed certain business-related deductions, including modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses; and transitioned U.S. international taxation from a worldwide tax system to a territorial tax system.  Our current tax liability and deferred tax assets in relation to the U.S. operations are based on the newly enacted corporate income tax rate. We continue to monitor and evaluate any new guidance in relation to the Act and potential impact on our financial statements.

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

In certain jurisdictions we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply; however, our ability to meet the requirements of the preferential tax regimes may be affected by changes in laws, our business operations and other factors affecting the Company and our industry, many of which are beyond our control.

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

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS, and Petrobras and dismissed the Petrobras entities’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums.  In accordance with the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides.

In connection with enforcing the arbitration award against Petrobras, on August 22 2018, we secured an order from the Amsterdam District Court in the Netherlands freezing assets of Petrobras in the Netherlands that we believe are valued in excess of our claim at this time.

The Company’s ability to fully recover the award against Petrobras is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. Accordingly, no assurances can be given as to whether or to what extent such award will ultimately be recovered, if at all.

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as interested parties. The Company is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Messrs. Padilha and Hsin-Chi. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. The Company has not been formally served nor advised by any Brazilian authorities of any particular charges. The Company understands that the legal proceeding is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31 million), together with a civil fine equal to three times that amount. The Company understands that the court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On September 5, 2018, the Brazilian judge issued another decision (i) acknowledging receipt of a statement from the Brazilian Federal Prosecutor that they intend to seek mutual legal assistance from the U.S. authorities pursuant to the United Nations Convention against Corruption of 2003 to carry out service of process of the improbity action and obtain a freezing order against the Company’s U.S. assets in the amount of $124 million, and (ii) ordering that the Brazilian Federal Prosecutor provide an update on their progress within 30 days. The Company intends to vigorously defend any such allegations and seizures; however, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the Car Wash investigation or in any other ongoing investigation or proceeding that could adversely affect us.

Pursuant to the terms of the Restructuring Agreement, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note.  In connection with our separation from our former parent company, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, are in ongoing discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries on the other. While we continue to believe that our position regarding the settlement of such amounts is correct, we cannot predict the ultimate outcome of this matter should legal proceedings between the parties transpire.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Sales tax receivable	$10,565	$5,652
Income tax receivable	1,784	1,374
Prepaid insurance	—	294
Other receivables	1,286	158
Assets held for sale	—	2,050
Current deferred contract costs	141	217
Other	2,972	3,462
	$16,748	$13,207

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Drilling equipment	$879,644	$883,598
Down payment on rig purchase	15,000	—
Assets under construction	13,549	1,043
Office and technology equipment	18,452	18,778
Leasehold improvements	1,100	1,165
	927,745	904,584
Accumulated depreciation	(191,737)	(141,393)
Property and equipment, net	$736,008	$763,191

Other Assets

Other assets consisted of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Contract value, net	$3,233	$7,954
Deferred certification costs	2,607	3,497
Noncurrent deferred contract costs	4,804	6,216
Deferred income taxes	1,648	3,162
Other noncurrent assets	2,179	1,106
	$14,471	$21,935

Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Interest	$3,961	$3,952
Compensation	8,228	10,285
Income taxes payable	—	3,740
SEC penalty payable	5,000	5,000
Current deferred revenue	1,191	510
Other	1,652	1,630
	$20,032	$25,117

  Long-term Liabilities

Long-term liabilities consisted of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Noncurrent deferred revenue	$5,012	$6,757
Deferred income taxes	655	296
2016 MIP	12,176	4,399
Other noncurrent liabilities	7,393	5,743
	$25,236	$17,195

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Cash and cash equivalents	$178,549	$195,455
Restricted cash	5,000	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$183,549	$195,455

The restricted cash balance as of September 30, 2018 relates to funds held in escrow in connection with the proposed offer of settlement with the SEC, as described in “Note 8. Commitments and Contingencies.”

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

Pursuant to the terms of the Restructuring Agreement, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from our former parent company, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, are in ongoing discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries on the other. While we continue to believe that our position regarding the settlement of such amounts is correct, we cannot predict the ultimate outcome of this matter should legal proceedings between the parties transpire.

10. Business Segment and Significant Customer Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of rigs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies, and other international exploration and production companies.

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business represented less than 4% of our total revenue for each of the nine months ended September 30, 2018 and 2017.

For the three and nine months ended September 30, 2018 and 2017, all of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations.  Four customers accounted for approximately 43%, 15% , 12% and 12% of consolidated revenue for the three months ended September 30, 2018. For the nine months ended September 30, 2018, three customers accounted for approximately 45%, 14% and 14% of consolidated revenue. Four customers accounted for approximately 47%, 22%, 11% and 10% of consolidated revenue for the three months ended September 30, 2017. For the nine months ended September 30, 2017, four customers accounted for approximately 53%, 14%, 14% and 11% of consolidated revenue.

Our revenue by country was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(unaudited, in thousands)
Congo	$35,939	$39,830	$107,666	$102,517
India	9,618	—	24,991	—
Cameroon	7,500	—	—	—
Malaysia	—	6,460	—	20,965
Qatar	—	5,882	—	17,574
Other countries (a)	11,499	5,524	50,024	11,952
Total revenues	$64,556	$57,696	$182,681	$153,008

(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows as of the dates indicated:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Congo	$238,968	$256,200
India	145,140	155,362
Malaysia	—	103,603
South Africa	167,992	179,468
Other countries (a)	183,908	68,558
Total property and equipment	$736,008	$763,191
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2018 and our results of operations for the three and nine months ended September 30, 2018 and 2017. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis, to drill oil and gas wells for our customers. Through our fleet of drilling units, we provide offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.

The following table sets forth certain current information concerning our offshore drilling fleet as of October 19, 2018.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Cameroon	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Titanium Explorer	2012	12,000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12,000	40,000	West Africa	Demobilizing

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

On June 13, 2018, we entered into a share purchase agreement with Ship Finance International Limited to acquire the shares of Rig Finance Limited, an entity that owns the Soehanah jack up rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, for $84.0 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date.  We made a down payment of $15.0 million in connection with the execution of the share purchase agreement, and the remaining $69.0 million (as may be adjusted pursuant to the terms of the share purchase agreement) is due at closing, which must occur no later than the close of business on December 10, 2018.  If the closing does not occur by such time, the down payment will be forfeited to the extent the failure to close resulted from (i) a breach by us of our representations, warranties or other obligations under the share purchase agreement, or (ii) the failure by us to consummate the sale despite being otherwise obligated to do so under the terms of the share purchase agreement.  In addition, pursuant to the bareboat charter currently in place with respect to the rig, the entity to which the rig is currently chartered has the right to acquire the rig at the end of the term of the bareboat charter for an amount no lower than $100 million.  Otherwise, the transaction is subject to customary closing conditions, including, to the extent required by law, certain regulatory approvals.

Reorganization

On the Petition Date, we filed a reorganization plan in the United States Bankruptcy Court for the District of Delaware (In re Vantage Drilling International (F/K/A Offshore Group Investment Limited), et al., Case No. 15-12422). On January 15, 2016, the United States District Court for the District of Delaware confirmed the Company’s pre-packaged reorganization plan and we emerged from bankruptcy effective on the Effective Date.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes) which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of September 30, 2018, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $176.78 of principal of Convertible Notes.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency (the “Agency”), in their September 2018 Oil Market Report, forecasts global oil demand growth estimates of 1.4 million barrels per day for 2018 and 1.5 million barrels per day for 2019. Although oil prices have partially rebounded from the historical lows experienced during early 2016 to levels above $70 per barrel at the end of September 2018, this increase has not yet resulted in a measurable increase in operators’ offshore capital expenditures.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe Offshore A.S. (“Bassoe”), there are currently 80 jackups and 29 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to June 2021. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

According to Bassoe, since the oil price decline in 2014, 145 rigs, with an average age of approximately 36 years, have been removed from the drilling fleet. Of these 145 rigs, 89 are semisubmersibles, 20 are drillships and 36 are jackups. While we believe rig recycling to be an important element in bringing the supply of drilling rigs back into alignment with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2018 or 2019.

In response to market conditions and to excessive levels of idle capacity in recent years, there has been intense pressure on operating dayrates as drilling contractors have generally preferred to maintain rigs in an active state and customers have generally favored recently operating rigs over reactivated cold-stacked rigs. Therefore, while opportunities for our services have increased over the past year, we believe the market will continue to be highly competitive and dayrates will remain depressed for the foreseeable future.

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of September 30, 2018 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2018	2019	2018	2019	Beyond
Jackups	97%	63%	$21,440	$51,773	$7,027
Drillships	43%	33%	$17,130	$36,896	$33,257

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Jackups
Rigs available (at end of period)	4	4	4	4
Available days (1)	368	439	1,146	1,250
Utilization (2)	98.5%	93.8%	90.9%	76.4%
Average daily revenues (3)	$63,177	$63,263	$60,391	$64,269
Deepwater
Rigs available	3	3	3	3
Available days (1)	276	276	819	819
Utilization (2)	65.7%	33.3%	61.1%	33.2%
Average daily revenues (3)	$199,089	$280,191	$205,817	$281,040

(1)	Available days are the total number of rig calendar days in the period. Rigs are removed upon classification as held for sale and no longer eligible to earn revenue.
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

For the Three Months Ended September 30, 2018 and 2017

Net loss for the three months ended September 30, 2018 (the “Current Quarter”) was $26.1 million, or $5.21 per basic and diluted share, on operating revenues of $64.6 million, compared to net loss for the three months ended September 30, 2017 (the “Comparable Quarter”) of $40.1 million, or $8.01 per basic and diluted share, on operating revenues of $57.7 million.

The following table is an analysis of our operating results for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Change
	2018	2017	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$59,034	$51,831	$7,203	14%
Management fees	307	342	(35)	-10%
Reimbursables	5,215	5,523	(308)	-6%
Total revenues	64,556	57,696	6,860	12%
Operating costs and expenses
Operating costs	43,307	49,883	(6,576)	-13%
General and administrative	9,303	6,949	2,354	34%
Depreciation	17,638	18,538	(900)	-5%
Total operating costs and expenses	70,248	75,370	(5,122)	-7%
Loss from operations	(5,692)	(17,674)	11,982	-68%
Other income (expense)
Interest income	533	231	302	131%
Interest expense and financing charges	(19,439)	(19,258)	(181)	1%
Other, net	53	893	(840)	-94%
Total other expense	(18,853)	(18,134)	(719)	4%
Loss before income taxes	(24,545)	(35,808)	11,263	-31%
Income tax provision	1,515	4,260	(2,745)	-64%
Net loss	$(26,060)	$(40,068)	$14,008	-35%

Revenue: Total revenue increased 12% and contract drilling revenue increased 14% for the Current Quarter as compared to the Comparable Quarter. The increase in contract drilling revenue in the Current Quarter was primarily due to the commencement of operations on the Platinum Explorer in November 2017, which contributed an incremental $9.6 million contract drilling revenue in the Current Quarter.

Management fees and reimbursable revenue for the Current Quarter were $0.3 million and $5.2 million, respectively, as compared to $0.3 million and $5.5 million, respectively, in the Comparable Quarter.

Operating costs: Operating costs for the Current Quarter decreased 13% as compared to the Comparable Quarter. Deepwater operating costs for the Current Quarter decreased $6.0 million as compared to the Comparable Quarter which included incremental costs for the reactivation of the Platinum Explorer. Jackup operating costs decreased $1.4 million for the Current Quarter as compared to the Comparable Quarter. The Current Quarter included 44 fewer rig operating days due to the sale of Vantage 260 in February 2018, partially offset by a full quarter of operations on the Topaz Driller during the Current Quarter. Jackup operating costs in each of the Current Quarter and the Comparable Quarter included $1.6 million for non-cash amortization of the contract value acquired with the Vantage 260.

General and administrative expenses: Increases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to a $2.1 million increase in non-cash share-based compensation expense associated with the 2016 Amended MIP. General and administrative expenses for the Current Quarter and for the Comparable Quarter include approximately $2.9 million and $821,000, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Quarter decreased 5% as compared to the Comparable Quarter, due primarily to drill pipe assets becoming fully depreciated.

Interest expense and financing charges: Interest expense for the Current Quarter was consistent with the Comparable Quarter. Interest expense includes non-cash discount accretion, payment-in-kind interest and deferred financing costs totaling approximately $14.4 million and $14.3 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: Our functional currency is the U.S. dollar; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $0.1 million and $0.9 million were included in other, net, for the Current Quarter and the Comparable Quarter, respectively.

Income tax provision: Income tax expense decreased in the Current Quarter as compared to the Comparable Quarter due to the impact of changes in the annualized effective tax rate. Our annualized effective tax rate for the Current Quarter is negative 11.79% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Comparable Quarter was negative 8.8% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and disposal gains or losses.

For the Nine Months Ended September 30, 2018 and 2017

Net loss for the nine months ended September 30, 2018 (the “Current Period”) was $89.3 million, or $17.86 per basic and diluted share, on operating revenues of $182.7 million, compared to net loss for the nine months ended September 30, 2017 (the “Comparable Period”) of $113.2 million, or $22.63 per basic and diluted share, on operating revenues of $153.0 million.

The following table is an analysis of our operating results for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Change
	2018	2017	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$165,813	$137,672	$28,141	20%
Management fees	912	1,148	(236)	-21%
Reimbursables	15,956	14,188	1,768	12%
Total revenues	182,681	153,008	29,673	19%
Operating costs and expenses
Operating costs	128,943	119,244	9,699	8%
General and administrative	22,935	29,929	(6,994)	-23%
Depreciation	53,217	55,531	(2,314)	-4%
Total operating costs and expenses	205,095	204,704	391	0%
Loss from operations	(22,414)	(51,696)	29,282	-57%
Other income (expense)
Interest income	974	587	387	66%
Interest expense and financing charges	(58,122)	(57,180)	(942)	2%
Other, net	(1,031)	2,287	(3,318)	-145%
Bargain purchase gain	—	1,910	(1,910)	-100%
Total other expense	(58,179)	(52,396)	(5,783)	11%
Loss before income taxes	(80,593)	(104,092)	23,499	-23%
Income tax provision	8,698	9,067	(369)	-4%
Net loss	$(89,291)	$(113,159)	$23,868	-21%

Revenue: Total revenue increased 19% and contract drilling revenue increased 20% for the Current Period as compared to the Comparable Period. The increase in contract drilling revenue in the Current Period was primarily due to the commencement of operations on the Platinum Explorer, which contributed an incremental $24.8 million contract drilling revenue in the Current Period. Higher dayrate on the Tungsten Explorer and higher utilization on the Jackups contributed incremental drilling revenues of $1.8 million and $1.5 million, respectively, in the Current Period.

Management fees and reimbursable revenue for the Current Period were $0.9 million and $16.0 million, respectively, as compared to $1.1 million and $14.2 million, respectively, in the Comparable Period. The 12% increase in reimbursable revenue was primarily a result of the increases in jackup utilization.

Operating costs: Operating costs for the Current Period increased 8% as compared to the Comparable Period. Deepwater operating costs for the Current Period increased $11.1 million due primarily to incremental costs for the Platinum Explorer operations in India which commenced in November 2017. Operating costs on our Jackup fleet for the Current Period decreased $1.9 million as compared to the Comparable Period. Jackup operating cost increases in the Current Period were offset by a gain on disposal of the Vantage 260 in the amount of $2.9 million. Jackup operating costs in the Current Period and Comparable Period included $4.7 million and $3.1 million, respectively, for non-cash amortization of the contract value acquired with the Vantage 260.

General and administrative expenses: Decreases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to a $9.4 million decrease in legal expenses associated with our internal FCPA investigation and the Petrobras arbitration, partially offset by a $3.5 million increase in non-cash share-based compensation expense. General and administrative expenses for the Current Period and for the Comparable Period included approximately $5.6 million and $2.1 million, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Period decreased 4% as compared to the Comparable Period, due primarily to drill pipe assets becoming fully depreciated.

Interest expense and financing charges: Interest expense for the Current Period increased 2% as compared to the Comparable Period due to rising interest rates and to increased payment-in-kind interest on the Convertible Notes. Interest expense includes non-cash discount accretion, payment-in-kind interest and deferred financing costs totaling approximately $43.1 million and $42.7 million for the Current Period and for the Comparable Period, respectively.

Other, net: Our functional currency is the U.S. dollar; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. A net foreign currency exchange loss of $1.0 million and a net foreign currency exchange gain of $2.3 million were included in other, net, for the Current Period and the Comparable Period, respectively.

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

Income tax provision: Income tax expense decreased in the Current Period as compared to the Comparable Period, despite an increase in revenue in the Current Period, due to the impact of the annualized effective tax rate. Our annualized effective tax rate for the Current Period is negative 11.79% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Comparable Period was negative 8.8% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and disposal gains or losses.

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of approximately $222.0 million, including approximately $179.0 million of cash available for general corporate purposes. Scheduled principal debt maturities and interest payments from October 1, 2018 to September 30, 2019 are approximately $20.3 million. We anticipate capital expenditures through September 30, 2019 to be approximately $13.0 million to $16.0 million, including expenditures for a managed pressure drilling (“MPD”) system, in order to increase the marketability of our drillships, and for sustaining capital, capital spares and information technology. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through September 30, 2019, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment certifications to be approximately $25.0 million to $31.0 million. As of September 30, 2018, we had $13.0 million available for the issuance of letters of credit under our revolving letter of credit facility.

On June 13, 2018, we entered into a share purchase agreement with Ship Finance International Limited to acquire the shares of Rig Finance Limited, an entity that owns the Soehanah jack up rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, for $84.0 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date.  We made a down payment of $15.0 million in connection with the execution of the share purchase agreement, and the remaining $69.0 million (as may be adjusted pursuant to the terms of the share purchase agreement) is due at closing, which must occur no later than the close of business on December 10, 2018. If the closing does not occur by such time, the down payment will be forfeited to the extent the failure to close resulted from (i) a breach by us of our representations, warranties or other obligations under the share purchase agreement, or (ii) the failure by us to consummate the sale despite being otherwise obligated to do so under the terms of the share purchase agreement.  In addition, pursuant to the bareboat charter currently in place with respect to the rig, the entity to which the rig is currently chartered has the right to acquire the rig at the end of the term of the bareboat charter for an amount no lower than $100 million.  Otherwise, the transaction is subject to customary closing conditions, including, to the extent required by law, certain regulatory approvals.

The table below includes a summary of our cash flow information for the periods indicated.

	Nine Months Ended September 30,
(unaudited, in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$12,481	$(17,412)
Investing activities	(18,572)	(14,606)
Financing activities	(5,815)	(1,072)

Changes in cash flows from operating activities are driven by changes in net income during the periods - see discussion of changes in net income in “Results of Operations” above.

Cash flows from investing activities in the Current Period are primarily a net result of down payments of $15.0 million, made to acquire a rig owning entity, and $11.0 million, on a MPD system, partially offset by a net cash inflow of $4.7 million from the sale of the Vantage 260. Cash used for the acquisition of the Vantage 260 totaled $13.0 million in the Comparable Period. Other changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects.

Changes in cash flows from financing activities in the Current Period included an additional payment of $5.1 million made on the 2016 Term Loan Facility, which was required in conjunction with the sale of the Vantage 260.

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

Our critical accounting policies are those related to fresh-start accounting, property and equipment, impairment of long-lived assets, rig and equipment certifications, intangible assets, contract revenues and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Accounting Estimates” in Part II of our annual report on Form 10-K for the year ended December 31, 2017.

During the quarter ended September 30, 2018, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

Interest Rate Risk: As of September 30, 2018, we had approximately $134.3 million face amount of variable rate debt outstanding under the 2016 Term Loan Facility. Under the 2016 Term Loan Facility, interest is payable on the unpaid principal amount of each term loan at LIBOR plus 6.5%, with a LIBOR floor of 0.5%. As of September 30, 2018, the 1-month LIBOR rate was 2.24% and the current interest rate on the 2016 Term Loan Facility is 8.74%. Increases in the LIBOR rate would impact the amount of interest that we are required to pay on these borrowings. For every 1% increase in LIBOR, we would be subject to an increase in interest expense of $1.3 million per annum based on the principal amounts outstanding at September 30, 2018. We have not entered into any interest rate hedges or swaps with regard to the 2016 Term Loan Facility.

Foreign Currency Exchange Rate Risk. Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2018, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

We may engage in certain strategic or transformational transactions in the future which could affect the value or type of our assets.

From time to time, our management independently evaluates, and separately receives indications of interest in respect of, a variety of strategic and/or transformational transactions in respect of our assets or a particular subset thereof.  While the documents governing our indebtedness include certain restrictions on our ability to dispose of our assets or to finance the acquisitions of new assets, such restrictions contain various exceptions and limitations.

To the extent we were to pursue or engage in such transactions, there is no guarantee that such transactions will be successful or, even if consummated, that such transactions will improve operating results.  We may incur costs, breakage fees or other expenses in connection with any such transactions, and any such transactions, if completed, may ultimately have a material adverse effect on our operating results and on our ability to pay amounts due on our debt.

In addition, such transactions may be transformative, and may result in a change in the type of the assets we hold.  Such new assets may be valued differently as compared to our current assets in the event of a liquidation thereof or due to changes in applicable market conditions even absent such a liquidation scenario.  Accordingly, there can be no guarantee that any replacement assets will continue to hold comparable value to our current assets.  Any such changes to our asset mix may also be viewed negatively by the market and could have an adverse effect on the trading price of our securities.

We could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws.

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

In order to effectively compete in some foreign jurisdictions, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for violations of anti-corruption laws (either due to our own acts or omissions, or due to the acts or omissions of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners may not be subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows. In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent, who our former parent, VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation into the Company concerning possible violations of the FCPA by VDC in the Petrobras matter and indicating that the DOJ has closed such investigation without any action. In addition, the Company has engaged in negotiations with the staff of the Division of Enforcement of the SEC to resolve their investigation.  We have reached an agreement in principle with the staff of the SEC relating to terms of a proposed offer of settlement, which is being presented to the Commission for approval.  While there can be no assurance that the proposed offer of settlement will be accepted by the Commission, the Company believes the proposed resolution will become final in 2018.  In connection with the proposed offer of settlement, we have accrued a liability in the amount of $5 million.  If the Commission does not accept the proposed offer of settlement and the SEC determines that violations of the FCPA have occurred, the Company could be subject to civil and criminal sanctions, including monetary penalties, as well as additional requirements or changes to our business practices and compliance programs, any or all of which could have a material adverse effect on our business and financial condition. In addition, we understand that the Company has been added as an additional defendant in a legal proceeding by the Brazilian federal public prosecutor’s office in the State of Parana (the “Brazilian Federal Prosecutor”) against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras added as interested parties.  The Company has not been formally served nor advised by any Brazilian authorities of any particular charges, however, we understand that the Brazilian Federal Prosecutor may seek to freeze or attach our assets within the United States in connection with this action. If we become subject to any judgment, decree, order, governmental penalty or fine, this may constitute an event of default under the terms of our secured debt agreements and, following notice from the requisite lenders and/or noteholders, as applicable, result in our outstanding debt under the 2016 Term Loan Facility and 10% Second Lien Notes becoming immediately due and payable at par, and our outstanding debt under Convertible Notes becoming immediately due and payable at the make-whole amount specified in the indenture governing the Convertible Notes.

1.	Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.

Many aspects of our operations are affected by governmental laws, regulations and policies that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we currently operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Operations and activities in the United States and its territorial waters are subject to numerous environmental laws and regulations, including the Clean Water Act, the OPA, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response,

Compensation and Liability Act, the Clean Air Act, the Resource Conservation and Recovery Act and MARPOL. While we do not currently operate in the U.S., many of the countries in which we currently operate have similar requirements. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit operations.

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

Reactivation of idle rigs may take longer or be more costly than we anticipate.

      Reactivation of idle rigs may take longer and be more costly than anticipated. As our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the rig is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

The market value of our current vessels may decrease, which could cause us to take accounting charges or to incur losses if we decide to sell them following a decline in their values.

      If the offshore contract drilling industry continues to suffer adverse developments, the fair market values of our vessels may decline. The fair market values of the vessels we currently own or may acquire in the future may increase or decrease depending on a number of factors, many of which are beyond our control, including the general economic and market conditions affecting the oil and gas industry and the possible corresponding adverse effect on the level of offshore drilling activity.

      Any such deterioration in the market values of our vessels could require us to record an impairment charge in our financial statements, which could adversely affect our results of operations. If we sell any of our vessels when prices for such vessels have fallen, the sale may be at less than such drillship’s carrying amount on our financial statements, resulting in a loss.

We may experience downtime as a result of repairs or maintenance, human error, defective or failed equipment or delays waiting for replacement parts.

      Our operations may be suspended because of machinery breakdowns, human error, abnormal operating conditions, failure of subcontractors to perform or supply goods or services, delays on replacement parts or personnel shortages, which may cause us to experience operational downtime and could have an adverse effect on our results of operations.

Public health threats could have a material adverse effect on our financial position, results of operations or cash flows.

      Public health threats, such as Ebola, the H1N1 flu virus, the Zika virus, Severe Acute Respiratory Syndrome, and other highly communicable diseases, outbreaks of which have occurred in various parts of the world in which we operate, could adversely impact our operations, the operations of our clients and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may adversely affect our financial position, results of operations or cash flows

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

VANTAGE DRILLING INTERNATIONAL

Date: November 2, 2018	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)