Form 10-K
period 2018-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2019-03-14
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-212081

Vantage Drilling International

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1372204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Vantage Energy Services, Inc. 777 Post Oak Boulevard, Suite 800, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

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

The number of the registrant’s ordinary shares outstanding as of February 28, 2019 is 5,000,053 shares.

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

•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	governmental, tax and environmental regulations and related legal matters, including the results and effects of legal proceedings and governmental audits, assessments and investigations;
•	changes in the status of pending, or the initiation of new, litigation, claims or proceedings;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	effects of new products and new technology on the market;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;

•	changes in tax laws, treaties or regulations;
•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Our Company

Vantage Drilling International, a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services for rigs that are under construction, preservation management services for rigs that are stacked and operations and marketing services for operating rigs.

Our Fleet

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

Drillships

Drillships are self-propelled and suited for drilling in remote locations because of their mobility and large load carrying capacity. While all of our drillships are dynamically positioned and designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet, the Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. The drillships’ hull design has a variable deck load of approximately 20,000 tons and measures approximately 781 feet long by 137 feet wide. All of our drillships were built at Daewoo Shipbuilding & Marine Engineering shipyard in South Korea.

The following table sets forth certain information concerning our offshore drilling fleet as of February 28, 2019.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Gabon	Operating
Soehanah	2007	375	30,000	Indonesia	Operating (1)
Drillships (2)
Platinum Explorer	2010	12000	40,000	India	Operating
Titanium Explorer	2012	12000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12000	40,000	Canary Islands	Shipyard upgrades
(1)	The Soehanah is currently under bareboat charter to an affiliate of P.T. Apexindo Pratama Duta Tbk.
(2)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes contains customary covenants that restrict the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2018, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $177.66 of principal of Convertible Notes.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s pre-petition credit agreement was amended and restated (the “Credit Agreement”) to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150.0 million of outstanding borrowings with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans (the “2016 Term Loan Facility”). In November 2018, all obligations under the 2016 Term Loan Facility were repaid and the 2016 Term Loan Facility and the Credit Agreement were terminated in connection with the issuance of the 9.25% First Lien Notes (as defined below). See “Recent Developments—Refinancing”.

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition term loans and senior notes claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the Company’s new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”). In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, which was paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes and net cash proceeds to the Company of $73.9 million, after deducting the cash portion of the backstop premium. In November 2018, all of the 10% Second Lien Notes were redeemed in connection with the issuance of the 9.25% First Lien Notes (as defined below). See “Recent Developments—Refinancing”.

The Reorganization Plan allowed the Company to continue business operations during the court proceedings and maintain all operating assets and agreements. The Company had adequate liquidity prior to the filing and did not have to seek any debtor-in-possession financing. All trade payables, credits, wages and other related obligations were unimpaired by the Reorganization Plan.

Recent Developments

Refinancing

On November 30, 2018, we issued $350.0 million in aggregate principal amount of 9.25% Senior Secured First Lien Notes due November 15, 2023 (“9.25% First Lien Notes”) in a private placement at par. The proceeds of the issuance were used (i) to repay all obligations under the 2016 Term Loan Facility and to terminate the Credit Agreement, (ii) to redeem all outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the Rig Purchase (as defined below), (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes. The 9.25% First Lien Notes are guaranteed on a joint and several basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the Credit Agreement. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of December 31, 2018, we had $36.3 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

Rig Purchase

On June 13, 2018, we entered into a share purchase agreement with Ship Finance International Limited to acquire the shares of Rig Finance Limited, an entity that owns the Soehanah jackup rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, for $84.6 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date (the “Rig Purchase”). We made a down payment of $15.0 million in connection with the execution of the share purchase agreement, and the remaining $69.6 million was paid at closing on December 31, 2018. Pursuant to the bareboat charter currently in place with respect to the Soehanah jackup rig, the entity to which the rig is chartered has the right to acquire the rig at the end of the term of the bareboat charter for $100.0 million (or more depending on the rig’s valuation).

Subsequent Events

On March 1, 2019, VAALCO Gabon S.A. awarded us a 120 day contract for our premium jack-up, the Topaz Driller, to perform drilling services in Gabon.

On March 5, 2019, Dana Gas Egypt Limited (“Dana Gas”) awarded a drilling contract to Advanced Energy Systems (ADES) S.A.E. (“ADES”) in respect of our ultra-deepwater drillship, the Tungsten Explorer, to provide drilling services offshore of Egypt.    On March 13, 2019, ADES assigned its rights and obligations under the drilling contract to ADVantage Drilling Services S.A.E, a joint venture between a wholly owned subsidiary of the Company and a wholly owned subsidiary of ADES.  The term of the contract is for one well, with operations estimated to last 77 days, and the client has the right to extend the term by up to three additional wells.

Drilling Contract Arbitration

On August 31, 2015, Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services, BV (“PVIS”), both subsidiaries of Petroleo Brasileiro S.A. (“Petrobras”), notified the Company of the termination of the Agreement for the Provision of Drilling Services for the Titanium Explorer dated February 4, 2009 (the “Drilling Contract”) between PVIS and Vantage Deepwater Company, which had been novated to PAI and Vantage Deepwater Drilling, Inc., claiming the Company had breached its obligations under the Drilling Contract. Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. are both wholly-owned subsidiaries of the Company. We immediately filed an international arbitration claim against PAI, PVIS and Petrobras, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS and Petrobras, and dismissed the Petrobras parties’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums. In accordance with the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides. Pursuant to the terms of the award, the amount due to the Company as of December 31, 2018, totaled approximately $701.4 million, inclusive of interest.

On July 2, 2018, our subsidiaries, Vantage Deepwater Company and Vantage Deepwater Drilling, Inc., filed a petition in the U.S. District Court for the Southern District of Texas to confirm the arbitration award against the Petrobras parties. On August 31, 2018, Petrobras, PAI and PVIS filed with the court, among other things, a response to our petition and a motion to vacate the arbitration award. The court heard our petition and their response and motion to vacate on March 8, 2019.

In connection with enforcing the arbitration award against the Petrobras parties, we secured an order from the Amsterdam District Court in the Netherlands on August 22, 2018, which froze certain assets of Petrobras and PVIS in the Netherlands that we believe are valued in excess of our claim at this time. On November 15, 2018, we filed a petition in the Court of Appeals in The Hague, the Netherlands, to recognize and enforce the arbitration award against the Petrobras parties in the Netherlands.  On March 1, 2019, the Petrobras parties filed their statement of defense with the court.  The court is scheduled to hear our petition and the Petrobras parties’ statement of defense on May 14, 2019.

The Company’s ability to fully recover the award against the Petrobras parties is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. In addition, any award ultimately recovered will be subject to reduction in respect of legal fees owed (including, among others, fees contingent on the size of the award, less amounts previously paid) and any applicable taxes. Accordingly, no assurances can be given as to whether, or to what extent, such award will ultimately be recovered, if at all.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian federal public prosecutor’s office in the State of Parana, Brazil (the “Brazilian Federal Prosecutor”) against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. The Company has not been formally served nor advised by any Brazilian authorities of any particular charges. The Company understands that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31.0 million), together with a civil fine equal to three times that amount. The Company understands that the Brazilian court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124.0 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations. The Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil.

On February 13, 2019, we learned that the Brazilian Federal Prosecutor has requested mutual legal assistance from the U.S. Department of Justice pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of $124.0 million. The Company believes this request is not supported by applicable law and intends to vigorously oppose and defend against any attempts to seize its assets. Further, the Company intends to vigorously defend against the allegations made in the underlying improbity action.  However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us.

Strengths

We believe our primary competitive strengths include the following:

We own and operate a diversified, premium fleet. We have a diversified fleet of eight high-specification drilling units that is capable of providing premium drilling services for both shallow water and deepwater applications. We recognize that shallow water and deepwater business cycles may differ, particularly during an industry recovery, and believe our fleet diversity reduces our reliance on any particular market segment. Our fleet currently includes five jackup rigs and three drillships.

•

Jackup rigs. We believe that our ultra-premium jackup rigs compare favorably to the majority of the current global jackup rig fleet, which is primarily comprised of rigs that are older, smaller and less capable due to their reliance on, and utilization of, less modern equipment. Each of our jackup rigs is less than 11 years old and has a water depth capability of 375 feet and drilling depth capability of 30,000 feet. Our jackup rigs are equipped with offline stand-building systems, which provide significant drilling efficiency and have at least a 1.5 million pound hook load, allowing more demanding wells to be drilled. Each of our jackup rigs have (i) a cantilever reach envelop of 75 x 30 feet, which enables each rig to reach more well slots on a platform without requiring a rig move, (ii) a large deck space, (iii) 3,749 tons of variable deck-load, allowing more equipment and supplies to be stored on the rig, and (iv) a 120-person accommodation, all of which we believe bring efficiencies, better logistics and significant cost savings to our customers. As a result, we believe our jackups are generally preferred by clients for their superior and more efficient drilling performance, better and more cost-effective logistics, and consistent activity levels. As demonstrated during the current cycle, clients have shown a preference for modern jackups, such as ours, with global modern jackup utilization rebounding more rapidly than older rigs. As of February 28, 2019, our jackup rigs are 100% utilized.

•

Drillships. Our ultra-deepwater drillships are designed to drill in up to 12,000 feet of water, and two of our drillships have been further upgraded with a hook load of 2.5 million pounds, which further enhances their ability to drill deep, complex and demanding wells. Our drillships are currently equipped with risers to drill in water depths of up to 10,000 feet, which we believe is the optimal specification for the majority of current ultra-deepwater development projects. However, additional risers could be added to drill in water depths of up to 12,000 feet as needed by our clients. Finally, a Managed Pressure Drilling (an “MPD”) system is currently being installed on the Tungsten Explorer drillship, and we have the ability to use this MPD on our other drillships. Based on our experience, a significant number of the recent and active requirements for floaters are requesting an MPD system (or a subset of an MPD system called Riser Gas Handling). We believe these high-specification and upgraded drillships are generally preferred by our clients and will better position us to secure contracts and command premium dayrates as compared to our competitors with less advanced fleets.

Our focus on increased efficiency has led to an optimized cost structure. Following the commodity price downturn in 2014, we implemented company-wide cost savings initiatives in an effort to reduce our rig operating expenses and general and administrative expenses through the right-sizing of shore-based teams and centralization of shore-based operational support in Dubai near key areas of operation. Further, we have significantly reduced our rig operating cost through nationalization and regionalization of senior offshore positions and active supply chain management. We believe our optimized cost structure is among the best in the industry and provides us with the flexibility to operate across business cycles and will lead to enhanced profitability in the event of a recovery in the offshore drilling industry.

We have a strong balance sheet with significant debt coverage. As of December 31, 2018, we have approximately $239.4 million of cash on our balance sheet (including $14.4 million of restricted cash) and no near-term debt maturities. Our long-

term debt consists of $350.0 million of 9.25% First Lien Notes, which are secured on a first priority basis by substantially all of our assets, as well as the Convertible Notes. In addition, in connection with our arbitration with Petrobras and related entities, we were awarded damages in the aggregate amount of $622.0 million, which accrues interest at an annual rate of 15.2%, although no assurances can be given as to whether, or to what extent, such award will ultimately be recovered, if at all.

We are a leading operator with strong client relationships. We believe that our safety and operational performance, experienced and skilled employees, and modern and highly advanced fleet have produced a track record of high-quality client service and operational safety, efficiency and effectiveness. We have received special recognition from several of our clients for superior drilling services based on key operational metrics, including with respect to drilling efficiency, low non-productive time, safe operations and best contractor performance.

We have a proven management team. Our executive team has a strong reputation for sound execution, customer focus and delivering strong financial performance. Our management team has extensive experience in the oilfield services and offshore drilling industries, as well as experience operating in key global offshore development locations, including the Gulf of Mexico, West Africa, the Middle East, South East Asia and India, with major international and national oil companies as well as independent exploration and production companies. In addition to the members of the management team, we have highly trained personnel operating and maintaining our rigs. We believe that our team’s significant experience, technical expertise and strong client relationships, as well as the functional depth throughout our organization, enhance our ability to deliver superior drilling service to our clients and effectively operate on a global basis.

Strategy

Our principal business objective is to be the preferred provider of premium offshore drilling rig services to the oil and gas industry. Our operating strategy is designed to enable us to provide high-quality, safe and cost-competitive services through the current business cycle, positioning us to benefit from an expected increase in demand for offshore drilling and to increase our cash flow and profits. Specifically, we expect to achieve our business objectives through the following strategies:

Enhanced focus on safety and operational excellence. With current decreased demand for offshore drilling services, excelling in safety and operational ability is a key factor for success. We intend to continue our focus on minimizing safety incidents, while also continually increasing our operational uptime and efficiency. This dual focus is intended to enable us to develop and maintain long-term customer relationships and maximize the utilization of our fleet while also ensuring the safety of our and our customers’ employees and contractors. We intend to maintain our exemplary safety and operational performance through attentive and engaged leadership, ongoing competency and training programs, appropriate incentive structures at all levels and effective management oversight.

Efficiently manage costs to adapt to and withstand a range of market conditions. With a cost-competitive fleet, we believe we are well-positioned to operate across business cycles and achieve enhanced profitability in the event of a recovery in the offshore drilling industry. We have assembled and deployed an active fleet that we believe is at the low end of the cost-of-supply curve through right sizing and centralization of shore-based support, nationalization and regionalization of senior offshore positions, and active supply chain management. We believe these efforts to manage costs will enable us to maintain our industry-leading fleet utilization while generating positive operational cash flows in the current low dayrate environment.

Maintain high fleet utilization and consistent activity levels to capitalize on customer preferences for active rigs. We enjoy an industry-leading fleet utilization, which serves as a competitive advantage in securing contracts given operators’ strong preference for rigs with consistent activity levels. Consistent activity helps reduce the uncertainty of any associated costs and preparation time for rigs to undertake new contracts. All of our jackup rigs are currently contracted with client options to extend their contracts. One of our drillships is currently contracted, one drillship is having its special periodic survey performed in advance of returning to work, and one drillship is maintained warm-stacked in anticipation of what we believe to be an improved dayrate and contract term environment commencing as early as 2020.

Preserve balance sheet and maintain significant liquidity through business cycles. With approximately $239.4 million cash on our balance sheet as of December 31, 2018 (including $14.4 million of restricted cash) and no near-term debt maturities, we continue to focus on preservation of liquidity as the offshore drilling business cycle continues. Additionally, the award we obtained in connection with our arbitration with Petrobras and related entities provides potential future upside and financial cushion in our capital structure.

Maintain high-quality asset portfolio with diverse footprint by selectively pursuing acquisitions that we believe align with our operational model and are likely to increase cash flow. Our balanced fleet of jackup rigs and drillships allows us to address the dynamic opportunity set in the offshore drilling industry. We believe the quality of our jackup rig and drillship fleets, combined with our experience in shallow and deepwater markets, position us to compete in various market segments and geographies. We maintain a young fleet with an average age of approximately eight years; accordingly, our high-specification assets enable us to capitalize on the bifurcation in utilization levels between modern and older rigs, and to secure contracts with premium dayrates. Additionally, high-

specification modern drilling units generally provide superior and more efficient drilling performance, as well as enhanced and more cost effective logistics. Newer and more modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high-quality operating personnel. As a result, our fleet is well suited to meet the requirements of customers for efficiently drilling complex wells in demanding locations. To maintain our high-quality asset portfolio, we are focused on disciplined investment in, and the growth of, our active drilling fleet to maximize our profitability. We believe the most attractive returns on invested capital are in opportunistic acquisitions of rigs that are complementary to our fleet, and that rigs of this type are currently available at historically low acquisition prices due to the offshore industry downturn. Additionally, we have invested in MPD technology for the Tungsten Explorer ultra-deepwater drillship, technology which is currently required by a significant number of the tenders in the market and is becoming increasingly prevalent in the industry, making such drillship highly regarded and sought after by customers. We have the ability to use this MPD system on our other drillships.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling units. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time as is the case today. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. As a result of the persistence of reduced oil and gas prices since late 2014, reduced demand for offshore drilling rigs by our customers has continued. The reduced demand is occurring at the same time that drilling rigs continue to be brought into the market or scheduled for delivery resulting in an oversupply of equipment. We expect that these adverse market conditions are likely to continue for the duration of 2019 and potentially beyond.

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

Our jackup fleet is focused on the “long-legged” (>350 ft.) high specification market. The drillships that we operate are focused primarily on the ultra-deepwater segment, but can also operate efficiently and cost effectively in the midwater and deepwater markets.

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. For the years ended December 31, 2018 and 2017 and for the periods from January 1, 2016 to February 10, 2016 and from February 10, 2016 to December 31, 2016, the following customers accounted for more than 10% of our consolidated revenue, in the respective periods:

	Successor			Predecessor
	Year Ended December 31,		Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
	2018	2017
Total E&P Congo	40%	51%	58%	58%
Oil & Natural Gas Corporation	15%	---	---	---
ENI Congo SA	14%	15%	---	---
Olio Energy Sdn Bhd (1)	---	13%	19%	14%
Total E&P Qatar	---	11%	---	---
Petronas Carigali Ketapang	---	---	11%	18%
(1)

Olio Energy Sdn Bhd is a contracting party through which we operate, or have operated, for Petronas Carigali, a subsidiary of the national oil company of Malaysia, and CPOC, a joint venture between Petronas Carigali JDA limited, a subsidiary of the national oil company of Malaysia, and PTTEP International Limited, a subsidiary of the national oil company of Thailand.

Drilling Contracts

Our drilling contracts are the result of negotiation with our customers, and most contracts are awarded through competitive bidding against other contractors. Drilling contracts generally provide for payment on a dayrate basis, with higher rates while the drilling unit is operating and lower rates for periods of mobilization or when drilling operations are interrupted or restricted by equipment breakdowns, adverse environmental conditions or other conditions beyond our control. Currently all of our drilling contracts are on a dayrate basis. A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well (or group of wells) or covering a stated term. Certain of our contracts with customers may be cancelable at the option of the customer upon payment of an early termination fee. Such payments may not, however, fully compensate us for the loss of the contract. Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non-performance, in the event of extensive downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events or for convenience by the customer. Many of these events are beyond our control. The contract term in some instances may be extended by the client exercising options for the drilling of additional wells or for an additional term. Our contracts also typically include a provision that allows the client to extend the contract to finish drilling a well-in-progress. During periods of depressed market conditions, our clients may seek to renegotiate drilling contracts to reduce their obligations or may seek to repudiate their contracts. Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension. To the extent (i) our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, (ii) our contracts are suspended for an extended period of time or (iii) a number of our contracts are renegotiated, it could adversely affect our consolidated statements of financial position, results of operations or cash flows.

The following table sets forth certain information concerning the current contract status of our offshore drilling fleet as of February 28, 2019.

Name	Region	Contract End Date	Customer
Emerald Driller	Middle East	Q2 2020	Total E&P Qatar
Sapphire Driller	West Africa	Q2 2020	ENI Congo SA
Aquamarine Driller	Southeast Asia	Q3 2019	CPOC through Olio Energy Sdn Bhd
Topaz Driller	West Africa	Q2 2019	Total Gabon
Soehanah	Southeast Asia	Q2 2019 (1)	P.T. Apexindo Pratama Duta Tbk (2)
Platinum Explorer	India	Q4 2020	Oil & Natural Gas Corporation
(1)	Subject to an unpriced option to extend for one additional year.
(2)	The Soehanah is currently under bareboat charter to an affiliate of P.T. Apexindo Pratama Duta Tbk.

Contract Backlog

As of December 31, 2018, our owned fleet had total drilling contract backlog of approximately $156.7 million. We expect that approximately $108.9 million of our total contract backlog will be performed during 2019, with the remainder performed in subsequent years.

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

There are risks that are outside of our control. Nonetheless, we believe that we are adequately insured for liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment. For more information regarding the risks related to our insurance policies, see “Risk Factors—Our business involves numerous operating hazards, and our insurance and contractual indemnity rights may not be adequate to cover our losses”.

Insurance

We maintain insurance coverage that includes coverage for physical damage, third party liability, employer’s liability, war risk, general liability, vessel pollution and other coverage. However, our insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for our eight drilling units is $1.5 billion. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and our drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500.0 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

Foreign Regulation

Our operations are conducted in foreign jurisdictions and are subject to, and affected in varying degrees by, governmental laws and regulations in countries in which we operate, including laws, regulations and duties relating to the importation and exportation of and operation of drilling units and other equipment, currency conversions and repatriation, oil and natural gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel and the use of local employees and suppliers by foreign contractors. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Furthermore, these regulations have limited the opportunities for international drilling contractors to participate in tenders for contracts or to perform services in certain countries as the governments have strongly favored local service providers. Operations in less developed countries may be subject to legal systems that are not as predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

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

Environmental Regulation

For a discussion of the effects of environmental regulation on our current operations, see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages”. We anticipate that we will continue to make expenditures to comply with environmental requirements. To date, we have not expended material amounts beyond those amounts spent on our basic rig designs in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

We have historically conducted work in the Gulf of Mexico and may conduct such work in the future. Although we are not currently conducting any operations under the jurisdiction of U.S. environmental and natural resource agencies, similar restrictions and concerns apply in the jurisdictions in which we currently operate. These requirements and concerns may be more or less stringent than those associated with the following U.S. laws.

Heightened environmental concerns have led to greater and more stringent environmental regulations, higher drilling costs, and a more difficult and lengthy well permitting process in many jurisdictions throughout the world. Requirements applicable to our operations include regulations that would require us to obtain and maintain specified permits or governmental approvals, control the discharge of materials into the environment, require removal and cleanup of materials that may harm the environment, or otherwise relate to the protection of the environment. Laws and regulations protecting the environment have become more stringent and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Some of these laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts which were in compliance with all applicable laws at the time they were performed. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations.

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

The International Maritime Organization (the “IMO”), a specialized agency of the United Nations, is responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. Among the various international conventions negotiated by the IMO is the International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions.

Annex VI to MARPOL (“Annex IV”) sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling units, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International Tonnage Certificate for the vessel. The United States has ratified Annex VI. In addition, any drilling units we operate internationally are subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the drilling units we currently offer for international projects comply with Annex VI, but changes to our equipment and ratifying countries’ regulatory interpretations of the Annex VI requirements could impose additional costs on us, which could be significant.

Although significant capital expenditures may be required to comply with these governmental laws and regulations, such compliance has not materially adversely affected our earnings or competitive position. We believe that we are currently in compliance in all material respects with the environmental regulations to which we are subject.

Employees

At December 31, 2018, we managed a workforce of approximately 894 people, of which approximately 400 were our direct employees.

Available Information

This Annual Report on Form 10-K also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report on Form 10-K. The descriptions contained in this Annual Report on Form 10-K of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the respective definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Vantage Drilling International, Attention: General Counsel, c/o Vantage Energy Services, Inc., 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056, phone number (281) 404-4700. You can also obtain copies of any of the agreements that are filed as exhibits to this Annual Report on Form 10-K from the SEC through the SEC’s website at www.sec.gov.

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

The offshore contract drilling industry, historically, has been cyclical and volatile with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. According to Bassoe Offshore A.S., as of January 2019 there were 71 jackups and 29 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to June 2021. It is unclear when or whether delivery of these drilling rigs will occur as many rig deliveries have been deferred and some have been canceled. Notwithstanding such deferrals and cancellations, excess supply may continue to depress the markets in which we operate. Periods of low demand and excess supply intensify competition in our industry and often result in some of our drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

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

To the extent we were to pursue or engage in such transactions, there is no guarantee that such transactions will be successful or, even if consummated, improve our operating results. We may incur costs, breakage fees or other expenses in connection with any such transactions, and any such transactions may ultimately have a material adverse effect on our operating results and on our ability to pay amounts due on our debt.

In addition, such transactions may be transformative and consequently, may result in a change in the type of the assets we hold. Such new assets may be valued differently as compared to our current assets in the event of a liquidation thereof or due to changes in applicable market conditions even absent such a liquidation scenario. Accordingly, there can be no guarantee that any replacement assets will continue to hold comparable value to our current assets. Any such changes to our asset mix may also be viewed negatively by the market and could have an adverse effect on the trading price of our securities.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The FCPA and similar worldwide anti-bribery laws (together, anti-corruption laws) prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our extensive training and compliance program, we cannot assure you that our internal control policies and procedures will protect us from improper acts committed by our directors, employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. laws and regulations prohibit us from using.

In order to effectively compete in some foreign jurisdictions, we utilize local agents and seek to establish joint ventures with local operators or strategic partners. In addition, in some foreign jurisdictions in which we operate, we are required to retain the services of a national agent or sponsor. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for violations of anti-corruption laws (either due to our own acts or omissions, or due to the acts or omissions of others, including actions taken by our agents and our strategic or local partners, even though our agents and partners may not be subject to the FCPA), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial position, results of operations and cash flows. In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation concerning possible violations of the FCPA by VDC in the Petrobras matter and indicating that the DOJ had closed such investigation without any action.

On November 19, 2018, we concluded a settlement agreement with the SEC resolving the SEC’s investigation into possible violations of the internal accounting control provisions of the FCPA by VDC and VDC’s subsidiaries (including Vantage and Vantage’s subsidiaries, the foregoing having been subsidiaries of VDC at the commencement of the investigation). As part of the settlement agreement, we paid the SEC $5.0 million. We neither admitted nor denied any of the SEC’s allegations, except as to jurisdiction, which we admitted. We accrued a liability for the payment in the fourth quarter of 2017. With the settlement of this matter with the SEC and the earlier decision by the DOJ to close its inquiry into Vantage and VDC without taking any action, the U.S. government’s investigation of Vantage and VDC for possible violations of the FCPA has formally concluded.

Negative publicity may adversely affect us.

Media coverage and public statements that insinuate improper actions by us, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of December 31, 2018, we had approximately $1,121.9 million aggregate principal amount of debt outstanding, consisting of $350.0 million under the 9.25% First Lien Notes and approximately $771.9 million of the Convertible Notes. Our high level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•

make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•	prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control;
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

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;
•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;
•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;
•	limit management’s discretion in operating our business; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

In the event the Convertible Notes accelerate, the holders are entitled to the outstanding principal, accrued interest and a premium (“Applicable Premium”). The Applicable Premium is calculated as the greater of (i) 1.0% of the then outstanding principal amount and (ii) the difference between the present value, computed using a discount rate equal to the treasury rate plus 50 basis points, of the accreted value at maturity, less the outstanding principal of the Convertible Notes. The estimated Applicable Premium is in excess of $1.0 billion.

We may be required to repurchase certain of our indebtedness with cash upon a change of control or other triggering events.

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing the 9.25% First Lien Notes and the Convertible Notes, we will be required to offer to repurchase or repay all (or in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss, with the 9.25% Senior Notes having priority over the Convertible Notes) of the 9.25% First Lien Notes and the Convertible Notes at the prices and upon the terms set forth in the applicable agreements. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay the 9.25% First Lien Notes and the Convertible Notes (with the 9.25% First Lien Notes having priority over the Convertible Notes) as set forth in the agreements governing the 9.25% First Lien Notes and the Convertible Notes. We may not have sufficient funds available to repurchase or repay all of the debt that becomes due and payable pursuant to any such offer, which would constitute an event of default that, in turn, would likely trigger a default under any other then-existing debt agreements. Moreover, the creditors under certain of our debt agreements may limit our ability to repurchase debt. In that event, we would need to refinance the applicable debt, or obtain a waiver under the applicable debt agreement, before making an offer to purchase. We may be unable to refinance such indebtedness or obtain a waiver. Any requirement to offer to repurchase or repay any of our existing debt may therefore require us to refinance some or all of our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

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

Our business, including the utilization rates and dayrates we achieve for our drilling units, depends on the level of activity in oil and natural gas exploration, development and production expenditures of our customers. Oil and natural gas prices and customers’ expectations of potential changes in these prices significantly affect this level of activity. Commodity prices are affected by numerous factors, including the following:

•	changes in global economic conditions;
•	the worldwide supply and demand for oil and natural gas;
•	the cost of exploring for, producing and delivering oil and natural gas;
•	expectations regarding future prices;
•	advances in exploration, development and production technology;
•	the ability or willingness of the OPEC to set and maintain production levels and pricing;
•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
•	the availability and discovery rate of new oil and natural gas reserves in the U.S. shale oil and gas regions;
•	the rate of decline of existing and new oil and natural gas reserves;
•	the level of production in non-OPEC countries;
•	domestic and international tax policies;
•	the development and exploitation of alternative fuels;
•	weather;

•	blowouts and other catastrophic events;
•	governmental laws and regulations, including environmental laws and regulations;
•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;
•	volatility in the exchange rate of the U.S. dollar against other currencies; and
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

We derive a significant portion of our revenues from a few customers. During the fiscal year ended December 31, 2018, three customers accounted for approximately 69% of our revenue. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuses to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

Our drilling contracts are generally short-term in duration, and we could experience reduced profitability if customers reduce activity levels or if we otherwise fail to secure new drilling contracts or extend existing contracts upon their termination.

Many drilling contracts are short-term, and oil and natural gas companies tend to reduce shallow water activity levels quickly in response to downward changes in oil and natural gas prices. Due to the short-term nature of most of our drilling contracts, a decline in market conditions can quickly affect our business if customers reduce their levels of operations. We may not be able to secure new contracts for our vessels or extend contracts on favorable terms or at all, or satisfy any conditions precedent to finalizing any letters of intent or award with respect to our vessels. This could result in one or more of our vessels being idle for an extended period of time, which could adversely affect our profitability, financial position, results of operations and cash flows.

Our drilling contracts may be terminated early in certain circumstances and our customers may seek to renegotiate the terms of their existing drilling contracts with us.

Our customers may have the right to terminate, or may seek to renegotiate, their existing drilling contracts with us if we experience excessive downtime, operational problems above the contractual limit or safety-related issues, if the drilling unit is a total loss, if the drilling unit is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party.

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

Further, during depressed market conditions, a customer may no longer need a unit that is currently under contract or may be able to obtain a comparable unit at a lower dayrate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts.

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

As of December 31, 2018, our owned fleet had total drilling contract backlog of approximately $156.7 million. This amount was calculated based on certain estimates and assumptions regarding operations and payments to be received under such drilling contracts. Although management believes that such estimates and assumptions are reasonable, actual amounts received under these contracts could materially differ from the projected amount. Material differences between the projected contract backlog amount and the amounts actually received pursuant to such contracts could be caused by a number of factors, including rig downtime or suspension of operations. We may not be able to realize the full amount of our contract backlog due to events beyond our control.

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

In particular, the Tungsten Explorer’s most recently concluded drilling contract, which ended in October 2018, accounted for the highest dayrate of any of our other drillships’ drilling contracts for the current year. The Tungsten Explorer is currently completing certain equipment recertifications and upgrades and is scheduled to work offshore of Egypt under a drilling services contract with a term for one well and options to add up to three additional wells. Given current market conditions, the dayrate associated with this contract is lower than the rate associated with the previous drilling contract and it is unlikely that we will be able to secure additional new drilling contracts at rates comparable to the previous rate in the near-term. If we are unable to secure a new drilling contract at a comparable rate, our financial condition, results of operations and cash flows may be adversely affected.

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

Many aspects of our operations are affected by governmental laws, regulations and policies that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we currently operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Operations and activities in the United States and its territorial waters are subject to numerous environmental laws and regulations, including the Clean Water Act, the Oil Pollution Act, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Resource Conservation and Recovery Act and MARPOL. While we do not currently operate in the United States, many of the countries in which we currently operate have similar requirements. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit operations.

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

We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks as well as breaches due to human error. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our systems or the systems of our service or equipment providers could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue or the loss of critical data, as well as result in higher costs to correct and remedy the effects of such incidents. The Audit Committee of our Board of Directors has oversight responsibility related to our cybersecurity risk management programs and periodically reviews reports on cybersecurity and other information technology risks.

In 2018, we experienced a cybersecurity breach which temporarily hindered our ability to utilize our email server and obstructed certain back-up data. However, the breach did not have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows, and did not compromise any customer data. The costs to restore the data and services impacted by the cybersecurity breach were not material. While we believe such breach to be an isolated incident, we cannot provide assurance that we will not in the future experience any other actual or attempted breaches of our cybersecurity. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and another incident were to occur, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cybersecurity attacks and may elect to not obtain such insurance in the future.

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

Our future effective tax rates could be adversely affected by changes in tax laws, treaties, and regulations both internationally and domestically. On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”)

was enacted. The Act, among other things, made significant changes to the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35.0% to 21.0%; changed certain business-related deductions, including modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses; and transitioned U.S. international taxation from a worldwide tax system to a modified territorial tax system. We completed the evaluation of the impact of the Act on our financial statements under the guidance as of December 2018, and have concluded that no further adjustments are required beyond the re-measurement of the deferred taxes recorded in 2017.

It is our intention to continue to indefinitely reinvest the earnings of foreign subsidiaries to finance our foreign activities. Should a future distribution be made from any unremitted earnings of these subsidiaries, we may be required to record additional taxes in certain jurisdictions. However, it is not practical to estimate the unremitted earnings or the potential tax liability due to the complexity of the hypothetical calculations.

Tax laws, treaties and regulations are highly complex and subject to interpretation. Our income tax expense is based upon the interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. If any country’s tax authority successfully challenges our income tax filings based on our structure or the presence of our operations there, or if we otherwise lose a material dispute, our effective tax rate on worldwide earnings could increase substantially and our financial results could be materially adversely affected.

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

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Mr. Hsin-Chi Su and F3 Capital filed two appeals before the United States District Court for the

District of Delaware seeking a reversal of (i) the Court’s determination that Mr. Hsin-Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition.

On January 10, 2019, Mr. Hsin-Chi Su and his company, F3 Capital, filed a declaratory action against us in the United States District Court for the District of Delaware seeking a ruling from the court that the confirmation of the Reorganization Plan does not prevent Mr. Hsin-Chi Su or F3 Capital from suing the Company for certain unspecified claims based on a theory of fraud alleged to be valued in excess of $2.0 billion. We filed a motion to dismiss with the court on March 4, 2019. We intend to vigorously defend against these claims, which we deem to be meritless. However, we cannot predict with certainty the ultimate decision by the court with respect to Mr. Hsin-Chi Su’s request.

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

The market value of our current vessels may decrease, which could cause us to take accounting charges or incur losses if we decide to sell them following a decline in their values.

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

We may experience downtime as a result of repairs or maintenance, human error, defective or failed equipment, or delays waiting for replacement parts.

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

Public health threats, including, but not limited to, Ebola, the H1N1 flu virus, the Zika virus, Severe Acute Respiratory Syndrome, and other highly communicable diseases, outbreaks of which have occurred fairly recently in various parts of the world in which we operate, could adversely impact our operations, the operations of our clients and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Any quarantine of personnel or the inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may adversely affect our financial position, results of operations or cash flows.

We may suffer losses as a result of foreign currency fluctuations.

A significant portion of the contract revenues of our foreign operations will be paid in U.S. dollars; however, some payments are made in foreign currencies. As a result, we are exposed to currency fluctuations and exchange rate risks as a result of our foreign operations. To minimize the financial impact of these risks when we are paid in foreign currency, we attempt to match the currency of operating costs with the currency of contract revenue. If we are unable to substantially match the timing and amounts of these payments, any increase in the value of the U.S. dollar in relation to the value of applicable foreign currencies could adversely affect our operating results.

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

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with the Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. Among other things, Mr. Padilha provided information to the Brazilian authorities of an alleged bribery scheme between former Petrobras executives and Mr. Hsin-Chi Su, who was, at the time of the alleged bribery scheme, a member of the Board of Directors and a significant shareholder of our former parent company, VDC. When we learned of Mr. Padilha’s plea agreement and the allegations, we voluntarily contacted the DOJ and the SEC to advise them of these developments, as well as the fact that we had engaged outside counsel to conduct an internal investigation of the allegations. Since disclosing this matter to the DOJ and SEC, we have cooperated fully in their investigation of these allegations. In connection with such cooperation, we advised both agencies that in early 2010, we engaged outside counsel to investigate a report of alleged improper payments to customs and immigration officials in Asia. That investigation was concluded in 2011, and we determined at that time that no disclosure was warranted; however, in an abundance of caution, we provided the results of this investigation to the DOJ and SEC in light of the allegations in the Petrobras matter. In August 2017, we received a letter from the DOJ acknowledging our full cooperation in the DOJ’s investigation and closing the investigation without any action against the Company. On November 19, 2018, we concluded a settlement agreement with the SEC resolving the SEC’s investigation into possible violations of the internal accounting control provisions of the FCPA by VDC and VDC’s subsidiaries (including Vantage and Vantage’s subsidiaries, the foregoing having been subsidiaries of VDC at the commencement of the investigation). As part of the settlement agreement, we paid the SEC $5.0 million. We neither admitted nor denied any of the SEC’s allegations, except as to jurisdiction, which we admitted. We accrued a liability for the payment in the fourth quarter of 2017. With the settlement of this matter with the SEC and the earlier decision by the DOJ to close its inquiry into Vantage and VDC without taking any action, the U.S. government’s investigation of Vantage and VDC for possible violations of the FCPA has formally concluded.

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha and Mr. Hsin-Chi Su. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. The Company has not been formally served nor advised by any Brazilian authorities of any particular charges. The Company understands that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31.0 million), together with a civil fine equal to three times that amount. The Company understands that the Brazilian court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124.0 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil.

On February 13, 2019, we learned that the Brazilian Federal Prosecutor has requested mutual legal assistance from the U.S. Department of Justice pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of $124.0 million. The Company believes this request is not supported by applicable law and intends to vigorously oppose and defend against any attempts to seize its assets. Further, the Company intends to vigorously defend against the allegations made in the underlying improbity action.  However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us.

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Mr. Hsin-Chi Su and F3 Capital filed two appeals before the United States District Court for the

District of Delaware seeking a reversal of (i) the Court’s determination that Mr. Hsin-Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition.

On January 10, 2019, Mr. Hsin-Chi Su and his company, F3 Capital, filed a declaratory action against us in the United States District Court for the District of Delaware seeking a ruling from the court that the confirmation of the Reorganization Plan does not prevent Mr. Hsin-Chi Su or F3 Capital from suing the Company for certain unspecified claims based on a theory of fraud alleged to be valued in excess of $2.0 billion. We filed a motion to dismiss with the court on March 4, 2019. We intend to vigorously defend against these claims, which we deem to be meritless. However, we cannot predict with certainty the ultimate decision by the court with respect to Mr. Hsin-Chi Su’s request.

On August 31, 2015, PAI and PVIS, both subsidiaries of Petrobras, notified the Company of the termination of the Drilling Contract between PVIS and Vantage Deepwater Company, which had been novated to PAI and Vantage Deepwater Drilling, Inc., claiming the Company had breached its obligations under the Drilling Contract. Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. are both wholly-owned subsidiaries of the Company. We immediately filed an international arbitration claim against PAI, PVIS and Petrobras, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS and Petrobras, and dismissed the counterclaims made by PAI and PVIS against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums. In accordance with the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides. Pursuant to the terms of the award, the amount due to the Company as of December 31, 2018, totaled approximately $701.4 million, inclusive of interest.

On July 2, 2018, our subsidiaries, Vantage Deepwater Company and Vantage Deepwater Drilling, Inc., filed a petition in the U.S. District Court for the Southern District of Texas to confirm the arbitration award against Petrobras. On August 31, 2018, Petrobras, PAI and PVIS filed with the court, among other things, a response to our petition and a motion to vacate the arbitration award. The court heard our petition and their response and motion to vacate on March 8, 2019.

In connection with enforcing the arbitration award against the Petrobras parties, we secured an order from the Amsterdam District Court in the Netherlands on August 22, 2018, which froze certain assets of Petrobras and PVIS in the Netherlands that we believe are valued in excess of our claim at this time. On November 15, 2018, we filed a petition in the Court of Appeals in The Hague, the Netherlands, to recognize and enforce the arbitration award against the Petrobras parties in the Netherlands.  On March 1, 2019, the Petrobras parties filed their statement of defense with the court.  The court is scheduled to hear our petition and the Petrobras parties’ statement of defense on May 14, 2019.

The Company’s ability to fully recover the award against Petrobras is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. In addition, any award ultimately recovered will be subject to reduction in respect of legal fees owed (including, among others, fees contingent on the size of the award, less amounts previously paid) and any applicable taxes. Accordingly, no assurances can be given as to whether, or to what extent, such award will ultimately be recovered, if at all.

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

Repurchases of Equity Securities

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2018.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Successor				Predecessor
	Year Ended December 31,			Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016		Year Ended December 31,
	2018		2017				2015		2014
(in thousands)
Consolidated Statement of Operations Data
Revenue	$225,747		$212,846	$158,648	$23,540		$772,265		$882,904
Operating costs	171,041		161,974	123,069	25,213		359,610		405,697
General and administrative expenses	29,544		41,648	36,922	2,558		25,322		25,390
Depreciation and amortization	70,447		73,925	67,920	10,696		127,359		126,610
Income (loss) from operations	(45,285)		(64,701)	(69,263)	(14,927)		259,974		325,207
Gain (loss) on debt extinguishment	(1,271)	(1)	—	—	—		10,823	(2)	4,408	(3)
Interest expense, net	(76,881)		(75,633)	(67,005)	(1,725)		(173,550)	(4)	(196,089)
Other income (expense)	(1,505)		2,807	1,179	(69)		4,231		(596)
Reorganization items	—		—	(1,380)	(452,919)	(5)	(39,354)	(6)	—
Bargain purchase gain	—		1,910	—	—		—		—
Income (loss) before income taxes	(124,942)		(135,617)	(136,469)	(469,640)		62,124		132,930
Income tax provision	16,526		14,168	10,948	2,371		39,870		39,817
Net income (loss)	(141,468)		(149,785)	(147,417)	(472,011)		22,254		93,113
Net income (loss) attributable to noncontrolling interests	—		—	—	(969)		5,036		257
Net income (loss) attributable to VDI	$(141,468)		$(149,785)	$(147,417)	$(471,042)		$17,218		$92,856
Net loss per share, basic and diluted	$(28.29)		$(29.96)	$(29.48)	N/A		N/A		N/A
Other Financial Data
EBITDA Reconciliation
Net income (loss)	$(141,468)		$(149,785)	$(147,417)	$(472,011)		$22,254		$93,113
Interest expense	76,881		75,633	67,005	1,725		173,550		196,089
Income tax provision	16,526		14,168	10,948	2,371		39,870		39,817
Depreciation	70,447		73,925	67,920	10,696		127,359		126,610
EBITDA (7)	22,386		13,941	(1,544)	(457,219)		363,033		455,629
Gain (loss) on debt extinguishment	1,271		—	—	—		(10,823)		(4,408)
Reorganization items	—		—	1,380	452,919		39,354		—
Bargain purchase gain	—		(1,910)	—	—		—		—
Adjusted EBITDA (8)	$23,657		$12,031	$(164)	$(4,300)		$391,564		$451,221
Balance Sheet Data (as of end of period)
Cash and cash equivalents	$224,967		$195,455	$231,727	N/A		$203,420		$75,801
Total other current assets	101,266		102,541	78,479	N/A		157,323		245,537
Property and equipment, net	787,303		763,191	834,528	N/A		2,948,387		3,032,568
Total other assets	16,026		21,935	15,694	N/A		23,050		71,226
Total assets	$1,129,562		$1,083,122	$1,160,428	N/A		$3,332,180		$3,425,132
Total current liabilities	$62,355		$69,213	$55,161	N/A		$132,616		$341,380
Long-term debt	1,109,011		919,939	867,372	N/A		—	(9)	2,497,103
Other long-term liabilities	22,889		17,195	11,335	N/A		33,097		85,243
Liabilities subject to compromise	—		—	—	N/A		2,694,456		—
VDI shareholder's equity	(64,693)		76,775	226,560	N/A		456,756		490,689

Noncontrolling interests	—	—	—	N/A	15,255	10,717
Total liabilities and shareholders’ equity	$1,129,562	$1,083,122	$1,160,428	N/A	$3,332,180	$3,425,132
Cash Flow Data
Net cash provided by (used in) operating activities	$12,794	$(19,873)	$(4,874)	$(20,365)	$92,587	$239,724
Net cash provided by (used in) investing activities	(94,613)	(14,969)	(11,964)	116	(46,490)	(35,693)
Net cash provided by (used in) financing activities	125,751	(1,430)	(1,481)	66,875	81,522	(178,556)

(1)	Includes the write-off of $1.0 million of deferred financing costs.
(2)

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

The following discussion is intended to assist you in understanding our financial position at December 31, 2018 and 2017 and our results of operations for the years ended December 31, 2018 and 2017 and for the periods from February 10, 2016 to December 31, 2017 (the “Successor Period”) and from January 1, 2016 to February 10, 2016 (the “Predecessor Period”). The Successor Period and the Predecessor Period referred to in the results of operations are two distinct reporting periods as a result of our emergence from bankruptcy on February 10, 2016. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data” elsewhere in this Annual Report on Form 10-K. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services for rigs that are under construction, preservation management services for rigs that are stacked and operations and marketing services for operating rigs.

The following table sets forth certain information concerning our offshore drilling fleet as of February 28, 2019.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Gabon	Operating
Soehanah	2007	375	30,000	Indonesia	Operating (1)
Drillships (2)
Platinum Explorer	2010	12000	40,000	India	Operating
Titanium Explorer	2012	12000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12000	40,000	Canary Islands	Shipyard upgrades
(1)	The Soehanah is currently under bareboat charter to an affiliate of P.T. Apexindo Pratama Duta Tbk.
(2)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2018, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $177.66 of principal of Convertible Notes.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s pre-petition credit agreement was amended and restated to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150.0 million of outstanding borrowings under its pre-petition facility with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans. In November 2018, all obligations under the 2016 Term Loan Facility were repaid and the 2016 Term Loan Facility and the Credit Agreement were terminated in connection with the issuance of the 9.25% First Lien Notes. See “Business—Recent Developments—Refinancing”.

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition  secured debt claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the 10% Second Lien Notes. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and in net cash proceeds of $73.9 million, after deducting the cash portion of the backstop premium. In November 2018, all of the 10% Second Lien Notes were redeemed in connection with the issuance of the 9.25% First Lien Notes. See “Business—Recent Developments—Refinancing”.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency (the “Agency”), in their January 2019 Oil Market Report, forecasts global oil demand growth estimates of 1.4 million barrels per day for 2019, up from demand growth of 1.3 million barrels per day in 2018. Although oil prices partially rebounded from the historical lows experienced during early 2016, reaching highs near $80 per barrel in early October 2018, oil prices continue to fluctuate, ending 2018 near $50 per barrel and currently trading around $60 per barrel. As a result of this price volatility and uncertainty for the future, operators have generally adopted a cautious approach to offshore capital expenditures.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe Offshore A.S. (“Bassoe”), there are currently 71 jackups and 29 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to June 2021. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Furthermore, according to Bassoe, 216 rigs (with an average age of approximately 36 years) have been removed from the drilling fleet since the oil price decline in 2014. Of these 216 rigs, 118 are floaters (semisubmersibles and drillships) and 98 are jackups. While we believe rig recycling to be an important element in bringing the supply of drilling rigs back into alignment with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2019.

In response to both market conditions and excessive levels of idle capacity in recent years, there has been intense pressure on operating dayrates as drilling contractors generally prefer to maintain rigs in an active state and customers generally favor recently operating rigs over reactivated cold-stacked rigs. Therefore, while opportunities for our services have increased over the past year, increases in dayrates have been limited to the jackup sector and pricing improvements have yet to be observed in the floater sector.

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of December 31, 2018 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2019	2020	2019	2020	Beyond
Jackups	81%	16%	$71,956	$14,827	$—
Drillships	33%	30%	$36,896	$33,055	$—

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Successor			Predecessor
	Year Ended December 31,		Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
	2018	2017
Jackups
Rigs available	5	5	4	4
Available days (1)	1,514	1,657	1,304	160
Utilization (2)	92.2%	82.0%	42.3%	53.6%
Average daily revenues (3)	$61,452	$62,556	$88,450	$88,347
Deepwater
Rigs available	3	3	3	3
Available days (1)	1,095	1,095	978	120
Utilization (2)	54.5%	36.2%	33.3%	33.3%
Average daily revenues (3)	$197,284	$265,887	$263,043	$332,715
(1)

Available days are the total number of rig calendar days in the period. Rigs are excluded while under bareboat charter contracts and removed upon classification as held for sale and no longer eligible to earn revenue.

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

Years Ended December 31, 2018 and 2017

Net loss for the year ended December 31, 2018 (the “Current Year”) was $141.5 million, or $28.29 per basic and diluted share, on operating revenues of $225.7 million, compared to net loss for the year ended December 31, 2017 (the “Comparable Year”) of $149.8 million, or $29.96 per basic and diluted share, on operating revenues of $212.8 million.

The following table is an analysis of our operating results for the year ended December 31, 2018 and 2017.

	Year Ended December 31,		Change
	2018	2017	$	%
(in thousands)
Revenues
Contract drilling services	$203,565	$190,553	$13,012	7%
Management fees	1,220	1,456	(236)	-16%
Reimbursables	20,962	20,837	125	1%
Total revenues	225,747	212,846	12,901	6%
Operating costs and expenses
Operating costs	171,041	161,974	9,067	6%
General and administrative	29,544	41,648	(12,104)	-29%
Depreciation	70,447	73,925	(3,478)	-5%
Total operating costs and expenses	271,032	277,547	(6,515)	-2%
Loss from operations	(45,285)	(64,701)	19,416	-30%
Other income (expense)
Interest income	1,898	808	1,090	135%
Interest expense and financing charges	(78,779)	(76,441)	(2,338)	3%
Loss on debt extinguishment	(1,271)	-	(1,271)	100%
Other, net	(1,505)	2,807	(4,312)	-154%
Bargain purchase gain	-	1,910	(1,910)	-100%
Total other expense	(79,657)	(70,916)	(8,741)	12%
Loss before income taxes	(124,942)	(135,617)	10,675	-8%
Income tax provision	16,526	14,168	2,358	17%
Net loss	$(141,468)	$(149,785)	$8,317	-6%

Revenue: Total revenue increased 6% and contract drilling revenue increased 7% for the Current Year as compared to the Comparable Year. The increase in contract drilling revenue in the Current Year was primarily due to the commencement of operations on the Platinum Explorer, which contributed an incremental $28.7 million contract drilling revenue in the Current Year. Higher utilization on the Jackups contributed incremental drilling revenues of $0.8 million in the Current Year, with 37 more revenue earning days than the Comparable Year. These increases were partially offset by lower utilization on the Tungsten Explorer with the completion of operations in West Africa in October 2018, which resulted in $16.5 million decreased drilling revenue in the Current Year. The Tungsten Explorer is currently undergoing certain equipment recertifications and upgrades in the Canary Islands.

Management fees and reimbursable revenue for the Current Year were $1.2 million and $21.0 million, respectively, as compared to $1.5 million and $20.8 million, respectively, in the Comparable Year.

Operating costs: Operating costs for the Current Year increased 6% as compared to the Comparable Year. Deepwater operating costs for the Current Year increased $15.0 million due primarily to incremental costs for the Platinum Explorer operations in India which commenced in November 2017. Operating costs on our jackup fleet for the Current Year decreased $5.8 million as compared to the Comparable Year, which included costs associated with the reactivation of the Topaz Driller and the Sapphire Driller. Jackup operating cost decreases in the Current Year included a gain on disposal of the Vantage 260 in the amount of $2.9 million. Jackup operating costs in the Current Year and Comparable Year included $6.3 million and $4.7 million, respectively, for non-cash amortization of the contract value acquired with the Vantage 260.

General and administrative expenses: Decreases in general and administrative expenses for the Current Year as compared to the Comparable Year were primarily due to a $10.8 million decrease in legal expenses associated with non-routine legal matters, including our internal FCPA investigation and the Petrobras arbitration. General and administrative expenses for the Current Year and for the Comparable Year included approximately $5.2 million and $2.9 million, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Year decreased 5% as compared to the Comparable Year, due primarily to drill pipe assets becoming fully depreciated.

Interest income: Interest income for the Current Year increased $1.1 million as compared to the Comparable Year due to higher interest rates and to increased cash available for investing.

Interest expense and financing charges: Interest expense for the Current Year increased 3% as compared to the Comparable Year due to rising interest rates and to increased payment-in-kind interest compounding on the Convertible Notes. Interest expense included non-cash discount accretion, payment-in-kind interest and deferred financing costs totaling approximately $57.6 million and $57.0 million for the Current Year and for the Comparable Year, respectively.

Loss on debt extinguishment:  In November 2018, we paid approximately $0.3 million in prepayment interest penalties and wrote off approximately $1.0 million in deferred financing costs in connection with the early redemption of all outstanding 10% Second Lien Notes.

Other, net: Our functional currency is the U.S. dollar; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. A net foreign currency exchange loss of $1.5 million and a net foreign currency exchange gain of $2.8 million were included in other, net, for the Current Year and the Comparable Year, respectively.

Bargain purchase gain: We recorded a bargain purchase gain of $1.9 million during the Comparable Year related to our Vantage 260 acquisition. The gain on bargain purchase resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the acquisition over the purchase price. We believe that we were able to negotiate a lower purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Income tax provision: For the Current Year and the Comparable Year, we had losses before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. The increase in taxes in the Current Year is primarily due to increases in taxable income due to operational status of some of the rigs in 2018. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and gains or losses on disposal or transfer or assets.

Comparable Year, Successor Period and Predecessor Period

Net loss for the year ended December 31, 2017 was $149.8 million, or $29.96 per basic and diluted share, on operating revenues of $212.8 million. Net loss for the Successor Period was $147.4 million, or $29.48 per basic and diluted share, on operating revenues of $158.6 million. Net loss attributable to VDI for the Predecessor Period was $471.0 million, on operating revenues of $23.5 million.

The following table is an analysis of our operating results for the Comparable Year, the Successor Period and the Predecessor Period.

	Successor		Predecessor
	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)
Revenues
Contract drilling services	$190,553	$134,370	$20,891
Management fees	1,456	4,074	752
Reimbursables	20,837	20,204	1,897
Total revenues	212,846	158,648	23,540
Operating costs and expenses
Operating costs	161,974	123,069	25,213
General and administrative	41,648	36,922	2,558
Depreciation	73,925	67,920	10,696
Total operating costs and expenses	277,547	227,911	38,467
Loss from operations	(64,701)	(69,263)	(14,927)
Other income (expense)
Interest income	808	18	3
Interest expense and financing charges	(76,441)	(67,023)	(1,728)
Other, net	2,807	1,179	(69)
Reorganization items	-	(1,380)	(452,919)
Bargain purchase gain	1,910	-	-
Total other expense	(70,916)	(67,206)	(454,713)
Loss before income taxes	(135,617)	(136,469)	(469,640)
Income tax provision	14,168	10,948	2,371
Net loss	(149,785)	(147,417)	(472,011)
Net loss attributable to noncontrolling interests	-	-	(969)
Net loss attributable to VDI	$(149,785)	$(147,417)	$(471,042)

Revenue: : During the Comparable Year jackup utilization averaged 82% with both the Emerald Driller and the Aquamarine Driller working throughout while the remaining three jackups working a combined additional 633 days, which generated a combined average daily revenue of $62,556 across the jackup fleet. During the Successor Period, the Aquamarine Driller worked throughout, the Topaz Driller completed its contract in early July 2016, and the Sapphire Driller worked approximately 31 days on a short-term contract in West Africa. Additionally, the Emerald Driller commenced a contract in Qatar in November 2016, working approximately 56 days during the Successor Period. These rigs generated average daily revenue of approximately $88,450 per day for the Successor Period. In the Predecessor Period, we had two jackups working at an average daily revenue of approximately $88,347 per day as the Sapphire Driller completed its contract in November 2015 and did not work during the Predecessor Period and the Emerald Driller completed its contract in early January 2016.

Deepwater utilization for the Comparable Year averaged 36% with the Tungsten Explorer working throughout and the Platinum Explorer commencing its contract in India in late November 2017. Deepwater utilization for both the Successor Period and the Predecessor Period averaged 33% as only the Tungsten Explorer worked throughout these periods. Neither of our other two ultra-deepwater drillships worked during the Successor Period and Predecessor Period as the Platinum Explorer completed its initial 5-year contract during the fourth quarter of 2015 and the Titanium Explorer drilling contract was cancelled by the operator in August 2015. Our ultra-deepwater drillships generated average daily revenue of $265,887 per day, $263,043 per day and $332,715 per day for the Comparable Year, the Successor Period and the Predecessor Period, respectively.

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

Management fees for the Comparable Year and the Successor Period averaged approximately $4,000 per day and $12,500 per day, respectively. During the Predecessor Period management fees averaged approximately $18,800 per day. Per day management fees have decreased as we completed the pre-delivery construction phase of a management contract to supervise and manage the construction of two ultra-deepwater drillships for a third party. Reimbursable revenue for the Comparable Year and the Successor Period was $20.8 million and $20.2 million, respectively. Reimbursable revenue for the Predecessor Period was $1.9 million. Reimbursable revenue is dependent on rig utilization and the project status of our construction management contracts.

Operating costs: Operating costs for the Comparable Year were approximately $161.7 million including $12.2 million of reimbursable costs, or an average daily cost of approximately $54,300 per available day excluding reimbursables. Operating costs for the Successor Period were approximately $123.0 million including $15.9 million of reimbursable costs, or an average daily cost of approximately $47,000 per available day excluding reimbursables. The increase in per day costs in the Comparable Year is primarily a result of increased operations together with costs associated with the reactivation of the Platinum Explorer, the Topaz Driller and the Sapphire Driller during 2017. For the Predecessor Period, operating costs were approximately $25.2 million, including approximately $1.4 million of reimbursable costs, or an average of approximately $85,200 per available day excluding reimbursables.

General and administrative expenses: General and administrative expenses for the Comparable Year and the Successor Period were $41.6 million and $36.9 million, respectively, including approximately $18.9 million and $12.2 million, respectively in expenses associated with our internal FCPA investigation, the Petrobras arbitration and non-routine legal matters. Similar charges incurred in the Predecessor Period totaled $531,000 with total general and administrative charges of approximately $2.6 million. General and administrative expenses for the Successor Period also included accrued severance costs of $5.7 million in connection with the resignations of former executives. Additionally, general and administrative expenses for the Comparable Year and for the Successor Period include approximately $4.0 million and $0.4 million of non-cash share-based compensation expense, respectively. There was no share-based compensation expense in the Predecessor Period.

Depreciation expense: For the Predecessor Period, depreciation expense was based on the historical cost basis of our property and equipment. Upon our emergence from bankruptcy, we applied the provisions of fresh-start accounting and revalued our property and equipment to fair value which resulted in a significant decrease in those historical values. Depreciation expense for the Comparable Year and for the Successor Period is based on the reduced asset values of property and equipment resulting from the adoption of fresh-start accounting.

Interest expense and other financing charges: Interest expense for the Comparable Year and for the Successor Period is calculated on the debt that was issued in connection with our emergence from bankruptcy in February 2016. Interest expense for the Predecessor Period was calculated on the debt under our prior credit agreement as provided for in the Reorganization Plan and on the debt under the VDC Note issued in connection with the Reorganization Plan. Interest expense for the Comparable Year and for the Successor Period includes approximately $57.0 million and $50.3 million, respectively, of non-cash payment in kind interest and amortization of debt discount and deferred financing costs.

Reorganization items: In the Predecessor Period, we incurred $22.7 million of post-petition professional fees associated with the bankruptcy cases. Additionally, we incurred non-cash charges of $2.06 billion in fresh-start accounting adjustments, offset by a $1.63 billion non-cash gain on settlement of LSTC. During the Successor Period we incurred $1.4 million in professional fee expenses in connection with our bankruptcy cases. No reorganization related expenses were incurred in the Comparable Year.

Bargain purchase gain: We recorded a bargain purchase gain of $1.9 million during the Comparable Year related to our Vantage 260 acquisition. The gain on bargain purchase resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the acquisition over the purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our operational presence in West Africa and the seller’s liquidation.

Income tax expense: For the Comparable Year, the Successor Period and the Predecessor Period, we had losses before income taxes resulting in negative tax rates. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. Increase in taxes in the Comparable Year is primarily due to increases in income before tax due to operational status of some of the rigs in 2017 and impact of the corporate tax rate decrease on the deferred tax assets we have in relation to the U.S. activity. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and reorganization expenses.

Liquidity and Capital Resources

As of December 31, 2018, we had working capital of approximately $263.9 million, including approximately $225.0 million of cash available for general corporate purposes. Scheduled principal debt maturities and interest payments through December 31, 2019 are approximately $31.1 million. We anticipate capital expenditures through December 31, 2019 to be between approximately $11.2 million and approximately $13.7 million, including expenditures for an MPD system, in order to increase the marketability of our drillships, and for sustaining capital and capital spares. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through December 31, 2019, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $14.7 million and approximately $18.0 million. As of December 31, 2018, we had $36.3 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The Tungsten Explorer’s most recently concluded drilling contract, which ended in October 2018, accounted for the highest dayrate of any of our other drillships’ drilling contracts for the current year. The Tungsten Explorer is currently completing certain equipment recertifications and upgrades and is scheduled to work offshore of Egypt under a drilling services contract with a term for one well and options to add up to three additional wells. Given current market conditions, the dayrate associated with this contract is lower than the rate associated with the previous drilling contract and it is unlikely that we will be able to secure additional drilling contracts at rates comparable to the previous rate in the near-term.

The table below includes a summary of our cash flow information for the periods indicated:

	Successor			Predecessor
	Year Ended December 31,		Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$12,794	$(19,873)	$(4,874)	$(20,365)
Investing activities	(94,613)	(14,969)	(11,964)	116
Financing activities	125,751	(1,430)	(1,481)	66,875

Changes in cash flows from operating activities are driven by changes in net income (see discussion of changes in net income in “Results of Operations” above) during the periods.

Cash flows from investing activities in the Current Year are primarily a net result of $85.0 million for the acquisition of the Soehanah and $12.0 million on an MPD system for our drillships, partially offset by a net cash inflow of $4.7 million from the sale of the Vantage 260. Cash used for the acquisition of the Vantage 260 and related drilling contract totaled $13.0 million in the Comparable Year. Cash used for capital expenditures of approximately $12.0 million in the Successor Period related primarily to final installment payments on capital spares for our drilling fleet.

In the Current Year we received financing proceeds of $342.3 million, net of debt issuance costs of $7.7 million, from the issuance of the 9.25% First Lien Notes. Proceeds from the issuance were used to repay all obligations under the 2016 Term Loan Facility and to redeem all outstanding 10% Second Lien Notes. Cash flows from financing activities in the Current Year also included an additional payment of $5.1 million made on the 2016 Term Loan Facility, which was required in conjunction with the sale of the Vantage 260. In the Comparable Year and the Successor Period, we made scheduled maturity payments on post-bankruptcy debt totaling $1.4 million. In the Predecessor Period we received proceeds of $73.9 million, net of debt issuance costs of $2.3 million, from the issuance of the 10% Second Lien Notes. Additionally, we made a $7.0 million payment on our pre-petition credit agreement during the Predecessor Period.

The significant elements of our post-petition debt and 9.25% First Lien Notes are described in “Note 6. Debt” to our consolidated financial statements included elsewhere in this report.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain options that would cause our future cash payments to change if we exercised those options.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2018. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we may actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Total	2019	2020-2021	2022-2023	After 5 Years
	(in thousands)
Principal payments on 9.25% First Lien Notes	$350,000	$—	$—	$350,000	$—
Principal payments on Convertible Notes (1)	2,775,628	—	—	—	2,775,628
Interest payments (2)	160,616	31,116	64,750	64,750	—
Operating lease payments (3)	7,589	3,331	3,341	917	-
Purchase obligations (4)	19,096	19,096	—	—	-
Total as of December 31, 2018	$3,312,929	$53,543	$68,091	$415,667	$2,775,628
(1)	Amount represents the December 31, 2030 maturity value, including PIK interest, of the Convertible Notes.
(2)	Interest on the 9.25% First Lien Notes is payable at 9.25% in May and November of each year until the maturity date of November 15, 2023.

(3)       Amounts represent lease payments under existing operating leases, net of associated sublease proceeds. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

(4)	Amounts consist of obligations to external vendors primarily related to capital expenditures, materials, spare parts, consumables and related supplies for our drilling rigs.

On November 30, 2018, we issued $350.0 million in aggregate principal amount of 9.25% First Lien Notes in a private placement at par. The proceeds of the issuance were used (i) to repay all obligations under the 2016 Term Loan Facility and to terminate the Credit Agreement, (ii) to redeem all outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the Rig Purchase, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes. The 9.25% First Lien Notes are guaranteed on a joint and several basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes will not be registered under the Securities Act or any state securities laws.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of December 31, 2018, we had $36.3 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. Information regarding our legal proceedings is set forth in “Note 9. Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of December 31, 2018, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

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

The integrated drilling services that we perform under each drilling contract represents a single performance obligation satisfied over time and is comprised of a series of distinct time increments (or service periods).

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

Intangible assets: In connection with our acquisition of the Vantage 260 and related multi-year drilling contract, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The fair value of the contract was calculated using estimates of future performance under the contract, including operating efficiency, operating expenditures and income taxes. The resulting intangible asset is being amortized on a straight-line basis over the remaining two-year term of the drilling contract.

Income Taxes: Income taxes have been provided based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in future taxable or tax deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We do not establish deferred tax liabilities for certain of our foreign earnings that we intend to indefinitely reinvest to finance foreign activities. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes as a component of income tax expense.

Change in accounting for lease arrangements (Adoption of ASC Topic 842). We adopted ASC Topic 842: Leases, as amended, on January 1, 2019 electing to apply the standard prospectively and not restating comparative periods. This transition method allows for the initial recognition of a cumulative catch-up adjustment to the opening balance of retained earnings in the year of adoption; however, based on our analysis of current lease arrangements, we do not expect an adjustment to be required. The standard requires an entity to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months, and to disclose key information about leasing arrangements.

The new standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We expect to elect the short-term lease recognition exemption for all leases that qualify. We also expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have concluded that the non-lease service component of our drilling contracts is the predominant element of the combined component and will account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. The bareboat charter contract on the recently acquired Soehanah jackup rig is considered a new lease as of the acquisition date and will be accounted for as an operating lease under the new standard.

Based on the lease arrangements under which we are the lessee as of December 31, 2018, we expect to recognize an aggregate lease liability and a corresponding right‑of‑use asset of between $9.0 million and $10.0 million based on our currently identified lease portfolio. We will continue to refine this estimate.

Recent Accounting Standards: See “Note 2. Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included elsewhere in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of reduced oil prices since 2014 has negatively impacted the offshore contract drilling business as discussed in “Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk: As of December 31, 2018, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2018, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Vantage Drilling International

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vantage Drilling International (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2018 and 2017, for the periods from February 10, 2016 to December 31, 2016 (Successor) and from January 1, 2016 to February 10, 2016 (Predecessor) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017 and the results of their operations and their cash flows for the years ended December 31, 2018 and 2017 and for the period from February 10, 2016 to December 31, 2016 (Successor) and from January 1, 2016 to February 10, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014

Houston, Texas

March 14, 2019

Vantage Drilling International

Consolidated Balance Sheet

(In thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$224,967	$195,455
Restricted cash	10,362	-
Trade receivables	28,431	45,379
Inventory	45,195	43,955
Prepaid expenses and other current assets	17,278	13,207
Total current assets	326,233	297,996
Property and equipment
Property and equipment	996,139	904,584
Accumulated depreciation	(208,836)	(141,393)
Property and equipment, net	787,303	763,191
Other assets	16,026	21,935
Total assets	$1,129,562	$1,083,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$44,372	$39,666
Accrued liabilities	17,983	25,117
Current maturities of long-term debt	—	4,430
Total current liabilities	62,355	69,213
Long–term debt, net of discount and financing costs of $12,914 and $56,174	1,109,011	919,939
Other long-term liabilities	22,889	17,195
Commitments and contingencies (Note 9)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(438,670)	(297,202)
Total shareholders' equity	(64,693)	76,775
Total liabilities and shareholders’ equity	$1,129,562	$1,083,122

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share data)

	Successor			Predecessor
	Year Ended December 31,		Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
	2018	2017
Revenue
Contract drilling services	$203,565	$190,553	$134,370	$20,891
Management fees	1,220	1,456	4,074	752
Reimbursables	20,962	20,837	20,204	1,897
Total revenue	225,747	212,846	158,648	23,540
Operating costs and expenses
Operating costs	171,041	161,974	123,069	25,213
General and administrative	29,544	41,648	36,922	2,558
Depreciation	70,447	73,925	67,920	10,696
Total operating costs and expenses	271,032	277,547	227,911	38,467
Loss from operations	(45,285)	(64,701)	(69,263)	(14,927)
Other income (expense)
Interest income	1,898	808	18	3
Interest expense and other financing charges	(78,779)	(76,441)	(67,023)	(1,728)
Loss on debt extinguishment	(1,271)	—	—	—
Other, net	(1,505)	2,807	1,179	(69)
Reorganization items	—	—	(1,380)	(452,919)
Bargain purchase gain	—	1,910	—	—
Total other expense	(79,657)	(70,916)	(67,206)	(454,713)
Loss before income taxes	(124,942)	(135,617)	(136,469)	(469,640)
Income tax provision	16,526	14,168	10,948	2,371
Net loss	(141,468)	(149,785)	(147,417)	(472,011)
Net loss attributable to noncontrolling interests	—	—	—	(969)
Net loss attributable to VDI	$(141,468)	$(149,785)	$(147,417)	$(471,042)
Net loss per share, basic and diluted	$(28.29)	$(29.96)	$(29.48)	N/A
Weighted average successor ordinary shares outstanding, basic and diluted	5,000	5,000	5,000	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholder’s Equity

(In thousands)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Predecessor balance December 31, 2015	1	—	595,119	(138,363)	15,255	472,011
Net loss (period January 1, 2016 through February 10, 2016)	—	—	—	(471,042)	(969)	(472,011)
Acquisition of non-controlling interest	—	—	—	14,286	(14,286)	—
Cancellation of Predecessor company equity	(1)	—	(595,119)	595,119	—	-
Predecessor balance February 10, 2016	—	—	—	—	—	—

Successor balance February 10, 2016	—	—	—	—	—	—
Issuance of Successor company equity	4,345	4	311,346	—	—	311,350
Issuance of shares in settlement of VDC Note	655	1	62,626	—	—	62,627
Net loss (period February 10, 2016 through December 31, 2016)	—	—	—	(147,417)	—	(147,417)
Successor balance December 31, 2016	5,000	$5	$373,972	$(147,417)	$—	$226,560
Net loss	—	—	—	(149,785)	—	(149,785)
Successor balance December 31, 2017	5,000	$5	$373,972	$(297,202)	$—	$76,775
Net loss	—	—	—	(141,468)	—	(141,468)
Successor balance December 31, 2018	5,000	$5	$373,972	$(438,670)	$—	$(64,693)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

	Successor			Predecessor
	Year Ended December 31,		Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,468)	$(149,785)	$(147,417)	$(472,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	70,447	73,925	67,920	10,696
Amortization of debt financing costs	556	468	427	—
Amortization of debt discount	49,417	48,925	43,208	—
Amortization of contract value	6,311	4,686	—	—
PIK interest on the Convertible Notes	7,648	7,604	6,712	—
Reorganization items	—	—	—	430,210
Share-based compensation expense	7,165	3,997	402	—
Gain on bargain purchase	—	(1,910)	—	—
Non-cash loss on debt extinguishment	975	—	—	—
Deferred income tax benefit	1,742	(1,964)	(3,368)	—
(Gain) loss on disposal of assets	(1,301)	335	652	—
Changes in operating assets and liabilities:
Trade receivables	16,948	(24,529)	53,447	(3,575)
Inventory	1,911	1,251	(964)	223
Prepaid expenses and other current assets	(6,121)	1,267	2,790	6,893
Other assets	2,339	2,638	(3,409)	941
Accounts payable	4,706	4,383	736	(14,890)
Accrued liabilities and other long-term liabilities	(8,481)	8,836	(26,010)	21,148
Net cash provided by (used in) operating activities	12,794	(19,873)	(4,874)	(20,365)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(14,316)	(2,224)	(11,964)	116
Cash paid for Soehanah acquisition	(85,000)	—	—	—
Cash paid for Vantage 260 acquisition	—	(13,000)	—	—
Net proceeds from sale of Vantage 260	4,703	255	—	—
Net cash provided by (used in) investing activities	(94,613)	(14,969)	(11,964)	116
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(216,265)	(1,430)	(1,430)	(7,000)
Proceeds from issuance of 9.25% First Lien Notes	350,000	—	—	—
Proceeds from issuance of 10% Second Lien Notes	—	—	—	75,000
Debt issuance costs	(7,688)	—	(51)	(1,125)
Debt prepayment costs	(296)	—	—	—
Net cash provided by (used in) financing activities	125,751	(1,430)	(1,481)	66,875
Net increase (decrease) in cash and cash equivalents	43,932	(36,272)	(18,319)	46,626
Unrestricted and restricted cash and cash equivalents—beginning of period	195,455	231,727	250,046	203,420
Unrestricted and restricted cash and cash equivalents—end of period	$239,387	$195,455	$231,727	$250,046
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$22,538	$15,596	$16,704	$1,568
Income taxes (net of refunds)	14,859	17,679	16,659	(1,864)
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	$7,647	$7,604	$6,691	$—
Additional notes issued for backstop premium	—	—	—	1,125
Trade-in value on equipment upgrades	570	—	—	—

 The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International (the “Company” or “VDI”), a Cayman Islands exempted company, is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services for rigs that are under construction, preservation management services for rigs that are stacked and operations and marketing services for operating rigs.

Refinancing

On November 30, 2018, we issued $350.0 million in aggregate principal amount of 9.25% Senior Secured First Lien Notes due November 15, 2023 (“9.25% First Lien Notes”) in a private placement at par. The proceeds of the issuance were used (i) to repay all obligations under the 2016 Term Loan Facility and to terminate the Credit Agreement, (ii) to redeem all outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the Rig Purchase (as defined below), (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes. The 9.25% First Lien Notes are guaranteed on a joint and several basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of December 31, 2018, we had $36.3 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

Rig Purchase

On June 13, 2018, we entered into a share purchase agreement with Ship Finance International Limited to acquire the shares of Rig Finance Limited, an entity that owns the Soehanah jackup rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, for $84.6 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date (the “Rig Purchase”). We made a down payment of $15.0 million in connection with the execution of the share purchase agreement, and the remaining $69.6 million was paid at closing on December 31, 2018. Pursuant to the bareboat charter currently in place with respect to the rig, the entity to which the rig is chartered has the right to acquire the rig at the end of the term of the bareboat charter for $100.0 million (or more depending on the rig’s valuation).

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

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS and Petrobras, and dismissed the counterclaims made by the Petrobras parties against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums. In accordance with the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides. Pursuant to the terms of the award, the amount due to the Company as of December 31, 2018, totaled approximately $701.4 million, inclusive of interest.

On July 2, 2018, our subsidiaries, Vantage Deepwater Company and Vantage Deepwater Drilling, Inc., filed a petition in the U.S. District Court for the Southern District of Texas to confirm the arbitration award against the Petrobras parties. On August 31, 2018, Petrobras, PAI and PVIS filed with the court, among other things, a response to our petition and a motion to vacate the arbitration award. The court heard our petition and their response and motion to vacate on March 8, 2019.

In connection with enforcing the arbitration award against the Petrobras parties, we secured an order from the Amsterdam District Court in the Netherlands on August 22, 2018, which froze certain assets of Petrobras and PVIS in the Netherlands that we believe are valued in excess of our claim at this time. On November 15, 2018, we filed a petition in the Court of Appeals in The Hague, the Netherlands, to recognize and enforce the arbitration award against the Petrobras parties in the Netherlands.  On March 1, 2019, the Petrobras parties filed their statement of defense with the court.  The court is scheduled to hear our petition and the Petrobras parties’ statement of defense on May 14, 2019.

The Company’s ability to fully recover the award against the Petrobras parties is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. In addition, any award ultimately recovered will be subject to reduction in respect of legal fees owed (including, among others, fees contingent on the size of the award, less amounts previously paid) and any applicable taxes. Accordingly, no assurances can be given as to whether or to what extent such award will ultimately be recovered, if at all.

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian federal public prosecutor’s office in the State of Parana, Brazil (the “Brazilian Federal Prosecutor”) against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, Vantage Drilling Company (“VDC”), used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of the Board of Directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. The Company has not been formally served nor advised by any Brazilian authorities of any particular charges. The Company understands that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31.0 million), together with a civil fine equal to three times that amount. The Company understands that the Brazilian court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124.0 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil.

On February 13, 2019, we learned that the Brazilian Federal Prosecutor has requested mutual legal assistance from the U.S. Department of Justice  pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of $124.0 million. The Company believes this request is not supported by applicable law and intends to vigorously oppose and defend against  any attempts to seize its assets. Further, the Company intends to vigorously defend against the allegations made in the underlying improbity action.  However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us.

Restructuring Agreement and Emergence from Voluntary Reorganization under Chapter 11 Proceeding

On December 1, 2015, we and VDC entered into a restructuring support agreement (the “Restructuring Agreement”) with a majority of our secured creditors. Pursuant to the terms of the Restructuring Agreement, the Company agreed to pursue a pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for a $61.5 million promissory note (the “VDC Note”). As this transaction involved a reorganization of entities under common control, it was reflected in the consolidated financial statements, at carryover basis, on a retrospective basis. Effective as of the Company’s emergence from bankruptcy on February 10, 2016 (the “Effective Date”), VDC’s former equity interest in the Company was cancelled. Immediately following that event, the VDC Note was converted into 655,094 new ordinary shares of the reorganized Company (the “New Shares”) in accordance with the terms thereof, in satisfaction of the obligation thereunder, which, including accrued interest, totaled approximately $62.6 million as of such date.

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

The Convertible Notes are convertible into New Shares in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2018, after taking into account the payment of PIK interest on the Convertible Notes to such date, each such Unit consisted of one New Share and $177.66 of principal of Convertible Notes.

Other significant elements of the Reorganization Plan included:

Second Amended and Restated Credit Agreement. The Company’s pre-petition credit agreement was amended to (i) replace the $32.0 million revolving letter of credit commitment under its pre-petition facility with a new $32.0 million revolving letter of credit facility and (ii) repay the $150.0 million of outstanding borrowings with (a) $7.0 million of cash and (b) the issuance of $143.0 million initial term loans (the “2016 Term Loan Facility”). In November 2018, all obligations under the 2016 Term Loan Facility were repaid and the 2016 Term Loan Facility and the Credit Agreement were terminated in connection with the issuance of the 9.25% First Lien Notes. See “—Refinancing”.

10% Senior Secured Second Lien Notes. Holders of the Company’s pre-petition  term loans and senior notes claims were eligible to participate in a rights offering conducted by the Company for $75.0 million of the Company’s new 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”). In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, which was paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes and net cash proceeds to the Company of $73.9 million, after deducting the cash portion of the backstop premium. In November 2018, all of the 10% Second Lien Notes were redeemed in connection with the issuance of the 9.25% First Lien Notes. See “—Refinancing”.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2018 and 2017, for the years ended December 31, 2018 and 2017, and for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and include our accounts and those of our majority owned subsidiaries and variable interest entities (“VIEs”) discussed below. All significant intercompany transactions and accounts have been eliminated.

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

Predecessor
Period from January 1, 2016 to February 10, 2016
(in thousands)
Revenue	$1,219
Operating costs and expenses	1,240
Income before taxes	22
Income tax provision	991
Net loss attributable to noncontrolling interests	(969)

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is recognized. For the years ended December 31, 2018 and 2017, and for the period from February 10, 2016 to December 31, 2016, we recognized a net gain of $1.3 million and net losses of $335,000 and $652,000, respectively, related to the sale or retirement of assets. We did not recognize a gain or loss on sale or retirement of assets for the period from January 1, 2016 to February 10, 2016.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of December 31, 2018; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible assets: In connection with our acquisition of the Vantage 260 and related multi-year drilling contract, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset is being amortized on a straight-line basis over the two-year term of the drilling contract. We recognized approximately $6.3 million and $4.7 million of amortization expense for intangible assets for the years ended December 31, 2018 and 2017, respectively. We did not recognize any amortization expense for intangible assets for the period from February 10, 2016 to December 31, 2016 or for the period from January 1, 2016 to February 10, 2016.

Expected future intangible asset amortization as of December 31, 2018 is as follows:

(in thousands)
Fiscal year:
2019	$1,643
Thereafter	-
Total	$1,643

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

Income Taxes: Income taxes are provided for based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in future taxable or tax deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We do not establish deferred tax liabilities for certain of our foreign earnings that we intend to indefinitely reinvest to finance foreign activities. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes as a component of income tax expense.

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Payment terms on customer invoices typically range from 30 to 45 days. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of December 31, 2018 and 2017.

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

Functional Currency: We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in other, net. For the years ended December 31, 2018 and 2017, and for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016, we recognized a net loss of $1.5 million, a net gain of $2.8 million, a net gain of $1.1 million and a net loss of $5,000, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At December 31, 2018, the fair value of the 9.25% First Lien Notes and the Convertible Notes was approximately $340.9 million and $734.5 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

Recently Adopted Accounting Standards:

We adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) effective January 1, 2018 using the modified retrospective implementation method. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. We adopted the new revenue standard using the modified retrospective approach, for which we were not required to make any changes to the prior year presentation. After evaluating all outstanding contracts, we determined there to be no cumulative effect adjustment on retained earnings and no adjustments were made to prior periods. While ASC 606 requires additional disclosure regarding revenues recognized from customer contracts, adoption did not have a material impact on our consolidated financial statements. See “Note 3. Revenue from Contracts with Customers”.

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

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842): Amendments to the FASB ASC. In July 2018, ASC 842 was amended by ASU No. 2018-11, Targeted Improvements. The standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months and to disclose key information about leasing arrangements.

We adopted ASC 842, as amended, on January 1, 2019 electing to apply the standard prospectively and not restating comparative periods. This transition method allows for the initial recognition of a cumulative catch-up adjustment to the opening balance of retained earnings in the year of adoption; however, based on our analysis of current lease arrangements, we do not expect an adjustment to be required.

The new standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We expect to elect the short-term lease recognition exemption for all leases that qualify. We also expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have determined that the non-lease service component of our drilling contracts is the predominant element of the combined component and will account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. The bareboat charter contract on the recently acquired Soehanah jackup rig is considered a new lease as of the acquisition date and will be accounted for as an operating lease under the new standard.

Based on the lease arrangements under which we are the lessee as of December 31, 2018, we expect to recognize an aggregate lease liability and a corresponding right-to-use asset of between $9.0 million and $10.0 million based on our currently identified lease portfolio. We will continue to refine this estimate.

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$84,777	$115,406	$1,220	$201,403	$84,834	$105,269	$1,456	$191,559
Amortized revenue	1,049	2,333	—	3,382	207	243	—	450
Reimbursable revenue	10,229	6,115	4,618	20,962	9,442	6,506	4,889	20,837
Total revenue	$96,055	$123,854	$5,838	$225,747	$94,483	$112,018	$6,345	$212,846

	Period from February 10, 2016 to December 31, 2016				Period from January 1, 2016 to February 10, 2016
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$45,180	$86,186	$4,074	$135,440	$7,583	$10,600	$752	$18,935
Amortized revenue	3,613	(609)	—	3,004	—	2,708	—	2,708
Reimbursable revenue	8,556	5,386	6,262	20,204	326	456	1,115	1,897
Total revenue	$57,349	$90,963	$10,336	$158,648	$7,909	$13,764	$1,867	$23,540

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	December 31, 2018	December 31, 2017
(in thousands)
Current contract cost assets	$774	$217
Noncurrent contract cost assets	3,999	6,216
Current contract revenue liabilities	2,309	510
Noncurrent contract revenue liabilities	4,424	6,757

Significant changes in contract cost assets and contract revenue liabilities during the year ended December 31, 2018 are as follows:

	Contract Costs	Contract Revenues
(in thousands)
Balance as of December 31, 2017	$6,433	$7,267
Increase due to contractual additions	6,089	2,445
Increase due to Soehanah acquisition	—	913
Decrease due to recognition	(7,749)	(3,892)
Balance as of December 31, 2018 (1)	$4,773	$6,733
(1)	We expect to recognize contract revenues of approximately $4.6 million in 2019 and $2.1 million thereafter related to unsatisfied performance obligations existing as of December 31, 2018.

We have elected to utilize an optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly increments, the variability of which will be resolved at the time of the future services.

4. Acquisitions

On June 13, 2018, we entered into a share purchase agreement with Ship Finance International Limited to acquire the shares of Rig Finance Limited, an entity that owns the Soehanah jackup rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, for $84.6 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date. We made a down payment of $15.0 million in connection with the execution of the share purchase agreement, and the remaining $69.6 million was paid at closing on December 31, 2018. Pursuant to the bareboat charter currently in place with respect to the rig, the entity to which the rig is chartered has the right to acquire the rig at the end of the term of the bareboat charter for $100.0 million (or more depending on the rig’s valuation).

We accounted for the acquisition as an asset purchase in accordance with accounting guidance considering that substantially all of the fair value of the gross assets acquired was concentrated in the Soehanah jackup rig and in-place lease intangible. Using the cost accumulation model, the cost of the acquisition was allocated to the assets acquired as follows:

(in thousands)
Total cash consideration (1)	$85,000

Purchase price allocation:
Soehanah rig and equipment	81,850
Inventory supplies and spare parts	3,150
Cash	913
Charterer deposit	(913)
Net assets acquired	$85,000
(1)	Including $0.4 million of transaction costs.

Pro forma results of operations related to the acquisition are not material to our consolidated statement of operations.

In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of a class 154-44C jackup rig and related multi-year drilling contract for $13.0 million. A down payment of $1.3 million was made in February 2017 upon execution of the agreement and the remaining $11.7 million was paid at closing. The rig, renamed the Vantage 260, was classified as held for sale on acquisition and was sold on February 26, 2018. In August 2017 we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jackup rig, to fulfill the drilling contract. We accounted for the acquisition of the Vantage 260 as a business combination in accordance with accounting guidance which required, among other things, that we allocate the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The following table provides the estimated fair values of the assets acquired and liabilities assumed:

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

5. Reorganization Items

Reorganization items represent amounts incurred subsequent to the Petition Date as a direct result of the filing of the Reorganization Plan and are comprised of the following:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)
Professional fees	$—	$—	$1,380	$22,712
Net gain on settlement of LSTC	—	—	—	(1,630,025)
Fresh-start adjustments	—	—	—	2,060,232
	$—	$—	$1,380	$452,919

For the year ended December 31, 2017, and for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016, cash payments for reorganization items totaled $208,000, $16.6 million and $7.3 million, respectively.

6. Debt

Our debt was composed of the following:

	December 31,
	2018	2017
(in thousands)
9.25% First Lien Notes, net of financing costs of $7,560	$342,439	$—
2016 Term Loan Facility	—	140,140
10% Second Lien Notes, net of financing costs of $1,404	—	74,721
Convertible Notes, net of discount of $5,354 and $54,770	766,572	709,508
	1,109,011	924,369
Less current maturities of long-term debt	—	4,430
Long-term debt, net	$1,109,011	$919,939

 Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2019	$—
2020	—
2021	—
2022	—
2023	350,000
Thereafter	2,775,628
Total debt (1)	3,125,628
Less:
Current maturities of long-term debt	-
Future amortization of note discounts	(5,354)
Future amortization of financing costs	(7,561)
Future PIK interest	(2,003,702)
Long-term debt	$1,109,011

(1)  Excludes original issuance discount of $5.4 million on the Convertible Notes and financing costs of $7.6 million on the 9.25% First Lien Notes.

9.25% First Lien Notes. On November 30, 2018, the Company issued $350.0 million in aggregate principal amount of 9.25% First Lien Notes in a private placement. The 9.25% First Lien notes were issued at par and are fully guaranteed on senior secured basis, by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes are subject to first payment priority in favor of holders of up to $50.0 million of future super-priority debt and are subject to both mandatory and optional redemption provisions.

The 9.25% First Lien Notes mature on November 15, 2023 and bear interest from the date of their issuance at the rate of 9.25% per year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months and is payable semi-annually in arrears, commencing on May 15, 2019.

The Indenture for the 9.25% First Lien Notes includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens, restrict the making of investments, restrict the incurrence of indebtedness and the conveyance of vessels, limit transactions with affiliates, and require that the Company provide periodic financial reports.

The net proceeds from the issuance were used (i) to repay all obligations under the 2016 Term Loan Facility and to terminate the Credit Agreement, (ii) to redeem all outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the Rig Purchase, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $13.7 million in letters of credit under this facility as of December 31, 2018.

Second Amended and Restated Credit Agreement. As part of the Reorganization Plan, the Company entered into the 2016 Term Loan Facility providing for (i) a $32.0 million revolving letter of credit facility to replace the Company’s existing $32.0 million revolving letter of credit commitment under its pre-petition credit facility and (ii) $143.0 million of term loans into which the claims of the lenders under the Company’s pre-petition credit facility were converted. The lenders under the Company’s pre-petition credit facility also received $7.0 million of cash under the Reorganization Plan. The obligations under the 2016 Term Loan Facility were guaranteed by substantially all of the Company’s subsidiaries, subject to limited exceptions, and secured on a first priority basis by substantially all of the Company’s and the guarantors’ assets, including ship mortgages on all vessels, assignments of related earnings and insurance and pledges of the capital stock of all guarantors, in each case, subject to certain exceptions. In November 2018, all obligations under the 2016 Term Loan Facility were repaid and the 2016 Term Loan Facility and the Credit Agreement were terminated in connection with the issuance of the 9.25% First Lien Notes.

     10% Senior Secured Second Lien Notes. The Company engaged in a rights offering for $75.0 million of new 10% Second Lien Notes for certain holders of its pre-petition secured debt claims. In connection with this rights offering, certain creditors entered into a “backstop” agreement to purchase 10% Second Lien Notes if the offer was not fully subscribed. The premium paid to such creditors under the backstop agreement was approximately $2.2 million, which was paid $1.1 million in cash and $1.1 million in additional 10% Second Lien Notes, resulting in a total issued amount of $76.1 million of 10% Second Lien Notes, and in net cash proceeds of approximately $73.9 million after deducting the cash portion of the backstop premium.

The 10% Second Lien Notes were issued at par and were fully and unconditionally guaranteed (except for customary release provisions), on a senior secured basis, by all of the subsidiaries of the Company. The 10% Second Lien Notes were scheduled to mature on December 31, 2020, and bore interest from the date of their issuance at the rate of 10% per year. Interest on outstanding 10% Second Lien Notes was payable semi-annually in arrears, which commenced on June 30, 2016. Interest was computed on the basis of a 360-day year comprised of twelve 30-day months. The 10% Second Lien Notes ranked behind the 2016 Term Loan Facility as to collateral. In November 2018, all of the 10% Second Lien Notes were redeemed in connection with the issuance of the 9.25% First Lien Notes.

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. The Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of December 31, 2018, taking into account the payment of PIK interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $177.66 of principal of Convertible Notes. As of December 31, 2018, we would be required to issue approximately 8.1 million New Shares if the Convertible Notes were converted.

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

Interest on the Convertible Notes is payable semi-annually in arrears commencing June 30, 2016 as a payment in kind, either through an increase in the outstanding principal amount of the Convertible Notes or, if the Company is unable to increase such principal amount, by the issuance of additional Convertible Notes. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at a rate of 1.0% per annum for the first four years and then increasing to 12.0% per annum until maturity.

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

The Convertible Notes will convert only (a) prior to the third anniversary of the issue date (February 10, 2016), (i) upon the instruction of holders of a majority in principal amount of the Convertible Notes or (ii) upon the full and final resolution of all potential Investigation Claims (as defined below), as determined in good faith by the board of directors of the Company (the “Board”) (which determination shall require the affirmative vote of a supermajority of the non-management directors), and (b) from and after February 10, 2019 through their maturity date of December 31, 2030, upon the approval of the Board (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, (i) “supermajority of the non-management directors” means five affirmative votes of non-management directors assuming six non-management directors eligible to vote and, in all other circumstances, the affirmative vote of at least 75% of the non-management directors eligible to vote and (ii) “Investigation Claim” means any claim held by a United States or Brazilian governmental unit and arising from or related to the procurement of the Drilling Contract, as amended, modified, supplemented, or novated from time to time.

In the event of a change in control, the holders of the Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101.0% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at December 31, 2017 and December 31, 2018, respectively.

7. Shareholder’s Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy, we issued 5,000,053 ordinary shares in connection with the settlement of LSTC and the VDC Note. As of December 31, 2018, 5,000,053 ordinary shares were issued and outstanding.

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

During the year ended December 31, 2018, we granted to an employee 1,030 time-based restricted stock units (“TBGs”) and 2,403 performance-based restricted stock units (“PBGs”) under our 2016 Amended MIP. During the same period, four of our directors were granted 300 TBGs each, for a total of 1,200 TBGs. TBGs issued under our 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. The PBGs contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share-based compensation expense is recognized over the requisite service period from the grant date to the fourth year vest date for TBGs and the seventh anniversary of the Effective Date for PBGs. For the years ended December 31, 2018, 2017 and 2016, we recognized share-based compensation related to the TBG’s of approximately $7.2 million, $4.0 million and $402,000, respectively. As of December 31, 2018, there was approximately $8.5 million of total unrecognized share-based compensation expense related to TBGs which is expected to be recognized over the remaining weighted average vesting period of approximately 1.7 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2018 was approximately $2.3 million.

Share-based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. As of December 31, 2018, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs.

A summary of the restricted unit awards for the year ended December 31, 2018 is as follows:

Year Ended December 31, 2018
Time vested restricted units
Units awarded	2,230
Weighted-average unit price at award date	$241.52
Weighted average vesting period (years)	4.0
Units vested	20,414
Units forfeited	618

Performance vested restricted units
Units awarded	2,403
Weighted-average unit price at award date	220
Weighted average vesting period (years)	7
Units vested	—
Units forfeited	1,923

A summary of the status of non-vested restricted units at December 31, 2018 and changes during the year ended December 31, 2018 is as follows:

	Time Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price	Performance Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price
Nonvested restricted units at December 31, 2017	64,377	$118.11	165,435	$112.73
Awarded	2,230	241.52	2,403	220.00
Vested	(20,414)	117.45	—	—
Forfeited	(618)	160.00	(1,923)	160.00
Nonvested restricted units at December 31, 2018	45,575	$123.88	165,915	$113.74

8. Income Taxes

We are a Cayman Islands entity. The Cayman Islands do not impose corporate income taxes. We do not have any domestic earnings; all of our earnings are foreign. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or as withholding taxes on revenue. Determination of income tax expense in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in the tax laws, regulations, agreements and treaties, foreign currency exchange restrictions and fluctuations, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt, gains or losses on disposal or transfer of assets, reorganization expenses and write-off of development costs.

The income tax expense (benefit), all of which relates to foreign income taxes, consisted of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
	2018	2017
Current	$14,784	$16,132	$14,316	$2,371
Deferred	1,742	(1,964)	(3,368)	—
Total	$16,526	$14,168	$10,948	$2,371

A reconciliation of statutory and effective income tax rates is shown below:

	Successor			Predecessor
	Year Ended December 31,		Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
	2018	2017
Statutory rate	0.0%	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(14.1)%	(9.2)%	(7.2)%	(0.3)%
Settlement of prior years’ tax audits	0.0%	(0.5)%	1.1%	0.0%
Tax rate change impact	0.0%	(1.4)%	0.0%	0.0%
Uncertain tax positions	0.3%	0.8%	(0.7)%	(0.2)%
Other	0.6%	(0.2)%	(1.2)%	0.0%
Total	(13.2)%	(10.5)%	(8.0)%	(0.5)%

On December 22, 2017, Public Law 115-97, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted. The Act, among other things, made significant changes to the U.S. corporate income tax system, including reducing the federal corporate income tax rate from 35% to 21%; changed certain business-related deductions, including modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses; and transitioned U.S. international taxation from a worldwide tax system to a modified territorial tax system. We completed the evaluation of the impact of the Act on our financial statements under the guidance as of December 2018, and have concluded that no further adjustments are required beyond the re-measurement of the deferred taxes recorded in 2017.

Deferred income tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets and liabilities using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain loss and tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We do not establish deferred tax liabilities for certain of our foreign earnings that we intend to indefinitely reinvest to finance foreign activities.

The components of the net deferred tax assets and liabilities were as follows:

	December 31, 2018	December 31, 2017
(in thousands)
Deferred tax assets:
Share-based compensation	$919	$366
Accrued bonuses/compensation	489	547
Start-up costs	43	54
Loss carry-forwards	5,845	6,638
Deferred revenue	183	1,548
Total deferred tax assets	7,479	9,153
Valuation allowance	(5,105)	(5,103)
Net deferred tax assets	2,374	4,050
Deferred tax liabilities:
Property and equipment	(1,039)	(931)
Deferred cost	(74)	—
Other deferred tax liability	(137)	(253)
Total deferred tax liabilities	(1,250)	(1,184)
Net deferred tax asset	$1,124	$2,866

At December 31, 2018, we had foreign tax loss carry forwards of approximately $19.3 million which will begin to expire in 2019.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of approximately $3,000 is included in 2018 income tax expense and total interest and penalties of approximately $1.5 million are accrued as of December 31, 2018.

A reconciliation of our unrecognized tax benefits amount is as follows (in thousands):

Gross balance at January 1, 2018	$3,040
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	26
Reductions for tax positions of prior years	(45)
Expiration of statues	(306)
Tax settlements	-
Gross balance at December 31, 2018	2,715
Related tax benefits	-
Net reserve at December 31, 2018	$2,715

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

9. Commitments and Contingencies

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

On November 19, 2018, we concluded a settlement agreement with the SEC resolving the SEC’s investigation into possible violations of the internal accounting control provisions of the FCPA by VDC and VDC’s subsidiaries (including Vantage and Vantage’s subsidiaries, the foregoing having been subsidiaries of VDC at the commencement of the investigation). As part of the settlement agreement, we paid the SEC $5.0 million. We neither admitted nor denied any of the SEC’s allegations, except as to jurisdiction, which we admitted. We accrued a liability for the payment in the fourth quarter of 2017. With the settlement of this matter with the SEC and the earlier decision by the DOJ to close its inquiry into Vantage and VDC without taking any action, the U.S. government’s investigation of Vantage and VDC for possible violations of the FCPA has formally concluded.

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Mr. Hsin-Chi Su and F3 Capital filed two appeals before the United States District Court for the District of Delaware seeking a reversal of (i) the Court’s determination that Mr. Hsin-Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s

Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition.

On January 10, 2019, Mr. Hsin-Chi Su and his company, F3 Capital, filed a declaratory action against us in the United States District Court for the District of Delaware seeking a ruling from the court that the confirmation of the Reorganization Plan does not prevent Mr. Hsin-Chi Su or F3 Capital from suing the Company for certain unspecified claims based on a theory of fraud alleged to be valued in excess of $2.0 billion. We filed a motion to dismiss with the court on March 4, 2019. We intend to vigorously defend against these claims, which we deem to be meritless. However, we cannot predict with certainty the ultimate decision by the court with respect to Mr. Hsin-Chi Su’s request.

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

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS, and Petrobras and dismissed the Petrobras parties’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums. In accordance with the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides.

On July 2, 2018, our subsidiaries, Vantage Deepwater Company and Vantage Deepwater Drilling, Inc., filed a petition in the U.S. District Court for the Southern District of Texas to confirm the arbitration award against the Petrobras parties. On August 31, 2018, Petrobras, PAI and PVIS filed with the court, among other things, a response to our petition and a motion to vacate the arbitration award. The court heard our petition and their response and motion to vacate on March 8, 2019.

In connection with enforcing the arbitration award against the Petrobras parties, we secured an order from the Amsterdam District Court in the Netherlands on August 22, 2018, which froze certain assets of Petrobras and PVIS in the Netherlands that we believe are valued in excess of our claim at this time. On November 15, 2018, we filed a petition in the Court of Appeals in The Hague, the Netherlands, to recognize and enforce the arbitration award against the Petrobras parties in the Netherlands.  On March 1, 2019, the Petrobras parties filed their statement of defense with the court.  The court is scheduled to hear our petition and the Petrobras parties’ statement of defense on May 14, 2019.

The Company’s ability to fully recover the award against the Petrobras parties is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. In addition, any award ultimately recovered will be subject to reduction in respect of legal fees owed (including, among others, fees contingent on the size of the award, less amounts previously paid) and any applicable taxes. Accordingly, no assurances can be given as to whether or to what extent such award will ultimately be recovered, if at all.

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. The Company is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Messrs. Padilha and Mr. Hsin -Chi Su. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. The Company has not been formally served nor advised by any Brazilian authorities of any particular charges. The Company understands that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31.0 million), together with a civil fine equal to three times that amount. The Company understands that the Brazilian court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124.0 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil.

On February 13, 2019, we learned that the Brazilian Federal Prosecutor has requested mutual legal assistance from the U.S. Department of Justice pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of $124.0 million. The Company believes this request is not supported by applicable law and intends to vigorously oppose and defend against any attempts to seize its assets. Further, the Company intends to vigorously defend against the allegations made in the underlying improbity action.  However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us.

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

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options. As of December 31, 2018, we were obligated under leases, with varying expiration dates, for office space, housing, vehicles and specified operating equipment. Future minimum annual rentals under these operating leases having initial or remaining terms in excess of one year are $3.3 million, $2.7 million, $0.6 million, $0.6 million and $0.3 million for each of the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively, net of sublease proceeds. We have no rental commitments for the years 2024 and thereafter. Rental expenses for the years ended December 31, 2018 and 2017, and for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016 were approximately $6.0 million, $4.3 million, $4.1 million and $678,000, respectively.

At December 31, 2018, we had purchase commitments of $19.1 million. Our purchase commitments consist of obligations outstanding to external vendors primarily related to capital upgrades, materials, spare parts, consumables and related supplies for our drilling rigs.

10. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2018	2017
(in thousands)
Prepaid insurance	$660	$294
Sales tax receivable	10,145	5,652
Income tax receivable	874	1,374
Other receivables	1,634	158
Assets held for sale	—	2,050
Current deferred contract costs	774	217
Other	3,191	3,462
	$17,278	$13,207

 Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
(in thousands)
Drilling equipment	$962,618	$883,598
Assets under construction	13,969	1,043
Office and technology equipment	18,452	18,778
Leasehold improvements	1,100	1,165
	996,139	904,584
Accumulated depreciation	(208,836)	(141,393)
Property and equipment, net	$787,303	$763,191

Other Assets

Other assets consisted of the following:

	December 31,
	2018	2017
(in thousands)
Noncurrent restricted cash	$4,058	$—
Contract value, net	1,643	7,954
Deferred certification costs	3,548	3,497
Noncurrent deferred contract costs	3,999	6,216
Deferred income taxes	1,844	3,162
Deposits	934	1,106
	$16,026	$21,935

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2018	2017
(in thousands)
Interest	$2,827	$3,952
Compensation	7,013	10,285
Income taxes payable	3,175	3,740
SEC penalty payable	—	5,000
Current deferred revenue	2,309	510
Other	2,659	1,630
	$17,983	$25,117

Long-term Liabilities

Long-term liabilities consisted of the following:

	December 31,
	2018	2017
(in thousands)
Noncurrent deferred revenue	$4,424	$6,757
Deferred income taxes	720	296
2016 MIP	11,565	4,399
Other non-current liabilities	6,180	5,743
	$22,889	$17,195

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	December 31,
	2018	2017
(in thousands)
Cash and cash equivalents	$224,967	$195,455
Restricted cash	10,362	—
Restricted cash included within Other Assets	4,058	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$239,387	$195,455

Restricted cash as of December 31, 2018 represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

Our consolidated statement of operations includes the following transactions with VDC for the periods indicated:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)
Reimbursable revenues	$—	$—	$—	$—
Interest income	—	—	(3)	3
Interest expense	—	—	—	(662)
	$—	$—	$(3)	$(659)

The following table summarizes the balances payable to VDC included in our consolidated balance sheet as of the dates indicated:

	December 31,
	2018	2017
(in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

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

Related Party Transactions

As of December 31, 2018, we did not have any material related party transactions that were not in the ordinary course of business.

11. Business Segment Information

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. In September 2013, we signed an agreement to supervise and manage the construction of two ultra-deepwater drillships for a third party. We receive management fees and reimbursable costs during the construction phase of the two drillships, subject to a maximum amount for each drillship. Our management business represented less than 4% of our total revenue for each of the years ended December 31, 2018 and 2017 and for the periods from February 10, 2016 to December 31, 2016 and from January 1, 2016 to February 10, 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, the majority of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 40%, 15% and 14% of consolidated revenue for the year ended December 31, 2018. Four customers accounted for approximately 51%, 15%, 13% and 11% of consolidated revenue for the year ended December 31, 2017. Three customers accounted for approximately 58%, 19% and 11% of consolidated revenue for the period from February 10, 2016 to December 31, 2016. Three customers accounted for approximately 58%, 18% and 14% of consolidated revenue for the period from January 1, 2016 to February 10, 2016.

Our revenues by country were as follows:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
Congo	$123,605	$139,579	$91,435	$13,769
Malaysia	—	26,983	30,397	3,319
Indonesia	—	23,477	18,075	4,214
India	32,630	—	—	—
Other countries (a)	69,512	22,807	18,741	2,238
Total revenues	$225,747	$212,846	$158,648	$23,540
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned for the respective periods.

Our property and equipment, net by country were as follows:

	December 31, 2018	December 31, 2017

Congo	$—	$256,200
Canary Islands	216,955	—
India	141,342	155,362
Indonesia	81,850	—
Malaysia	—	103,603
South Africa	164,239	179,468
Other countries (a)	182,917	68,558
Total property and equipment	$787,303	$763,191
(a)

Other countries represent countries in which we operate that individually had property equipment, net representing less than 10 percent of total property and equipment at the end of the respective period.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands except per share amounts).

	Successor
	Quarter Ended
	March 31	June 30	September 30	December 31

2017
Revenues	$42,049	$53,263	$57,696	$59,838
Loss from operations (1)	(16,855)	(17,167)	(17,674)	(13,005)
Other expense	(18,218)	(16,044)	(18,134)	(18,520)
Net loss	(36,499)	(36,592)	(40,068)	(36,626)
Loss per share
Basic and diluted	$(7.30)	$(7.32)	$(8.01)	$(7.33)

2018
Revenues	$57,663	$60,461	$64,556	$43,067
Loss from operations	(8,544)	(8,178)	(5,692)	(22,871)
Other expense	(19,620)	(19,706)	(18,853)	(21,478)
Net loss	(32,137)	(31,094)	(26,060)	(52,177)
Loss per share
Basic and diluted	$(6.43)	$(6.22)	$(5.21)	$(10.44)
(1)

During the quarter ended December 31, 2017 we recorded a loss contingency in the amount of $5.0 million in connection with the proposed offer of settlement with the SEC, as described in “Note 9. Commitments and Contingencies”.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018 and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

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

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be filed by amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018.

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

3.1

Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company effective as of March 4, 2018 (Incorporated by reference by Exhibit 3.01 of the Company’s current report on Form 8-K filed with the SEC on March 8, 2018)

4.1

First Lien Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated as of November 30, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 4, 2018)

4.2

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-1 filed with the SEC on June 16, 2016)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders (as defined therein) party thereto (Incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the SEC on May 13, 2016)

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

10.18	Amendment to the Shareholders Agreement of Vantage Drilling International dated March 4, 2019 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on March 8, 2019)
12.1	Statement re Computation of Earnings to Fixed Charges (Filed herewith)
21.1	Subsidiaries of Vantage Drilling International (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— XBRL Instance Document (Filed herewith)
101.SCH	— XBRL Schema Document (Filed herewith)
101.CAL	— XBRL Calculation Document (Filed herewith)
101.DEF	— XBRL Definition Linkbase Document (Filed herewith)
101.LAB	— XBRL Label Linkbase Document (Filed herewith)
101.PRE	— XBRL Presentation Linkbase Document (Filed herewith)

Item 16.	Form 10-K Summary.

           None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ THOMAS J. CIMINO
Name:	Thomas J. Cimino
Title:	Chief Financial Officer
Date:	March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ihab Toma	Chief Executive Officer (Principal Executive Officer)	March 14, 2019
Ihab Toma

/s/ Thomas J. Cimino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
Thomas J. Cimino

/s/ Thomas R. Bates, Jr.	Chairman and Director	March 14, 2019
Thomas R. Bates, Jr.

/s/ Nils E. Larsen	Director	March 14, 2019
Nils E. Larsen

/s/ L. Spencer Wells	Director	March 14, 2019
L. Spencer Wells

/s/ Scott McCarty	Director	March 14, 2019
Scott McCarty

/s/ Matthew Bonanno	Director	March 14, 2019
Matthew Bonanno

/s/ Paul A. Gordon	Director	March 14, 2019
Paul A. Gordon

/s/ Stephen Lehner	Director	March 14, 2019
Stephen Lehner