Form 10-K/A
period 2018-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2019-04-30
CIK 1465872

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of the registrant’s ordinary shares outstanding as of April 26, 2019 was 5,000,053 shares.

EXPLANATORY NOTE

Vantage Drilling International is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 26, 2019 and certain other information about them are set forth below:

Name	Age	Position
Thomas R. Bates, Jr. (1)(3)	69	Chairman of the Board of Directors
Matthew W. Bonanno (2)(3)	40	Director
Nils E. Larsen (1)	48	Director
Scott McCarty (2)(3)	45	Director
L. Spencer Wells (1)(2)	48	Director
Paul A. Gordon(3)	48	Director
Stephen Lehner	46	Director
Ihab Toma	56	Chief Executive Officer and Director
Thomas J. Cimino	50	Chief Financial Officer and Treasurer
Douglas W. Halkett	59	Chief Operating Officer
Douglas E. Stewart	42	Vice President, General Counsel, Chief Compliance Officer and Secretary
William L. Thomson	48	Vice President – Marketing and Business Development
Linda J. Ibrahim	48	Vice President of Tax and Governmental Compliance

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee

Board of Directors

Thomas R. Bates, Jr. has served as our Chairman of the Board since February 10, 2016. Qualifications and Experience: Mr. Bates has over 40 years of operational experience in the oil and gas industry, having held executive leadership positions at several major energy companies. He is currently an adjunct professor and member of the advisory board for the Energy MBA Program at the Neeley School of Business at Texas Christian University in Fort Worth. Mr. Bates joined Lime Rock Management LP, an energy focused private equity firm, as managing director in 2001 and became a senior advisor of the firm in 2010 before retiring in 2013. Mr. Bates previously served as group president at Baker Hughes from 1998 through 2000, chief executive officer at Weatherford-Enterra from 1997 to 1998, and spent 15 years in management positions at Schlumberger, finishing as president of the Anadrill division where he was responsible for the introduction of new drilling products and technologies. Mr. Bates began his career at Shell Oil Company. Through his experience in both energy and oilfield service companies, Mr. Bates provides significant insight into management and corporate strategy, including audit committee matters, that we believe are essential for growing the Company. His experience in private equity provides valuable entrepreneurial insight. Additionally, Mr. Bates has significant experience sitting on compensation and audit committees providing us with insight into corporate governance and other matters. Education: Mr. Bates has a doctorate in mechanical engineering from the University of Michigan. Mr. Bates serves on the Audit Committee and the Nominating and Corporate Governance Committee.

Directorships for the past five years: Independence Contract Drilling (Chairman 2011 to the present), TETRA Technologies (2011 to the present), Alacer Gold Corporation (2014 to the present), Hercules Offshore Company (2004 to 2015; Chairman 2009 to 2015) and Tidewater, Inc. (Chairman 2017 to the present).

Matthew W. Bonanno has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Bonanno joined York Capital Management in July 2010 and is a Partner of the Firm and the Co-Head of North America Credit. Mr. Bonanno joined York from the Blackstone Group where he worked as an Associate, focusing on restructuring, recapitalization and reorganization transactions. Prior to joining the Blackstone Group, Mr. Bonanno worked on financing and strategic transactions at News Corporation and as an Investment Banker at JP Morgan and Goldman Sachs. Mr. Bonanno is currently a member of the Board, in his capacity as a York employee, of Rever Offshore AS, and all entities incorporated pursuant to York’s partnership with Costamare Inc. and Augustea Bunge Maritime, Next Decade LLC, Linn Energy Inc. and Samson Resources II, LLC. Mr. Bonanno is also a member of the Board of Directors of the Children’s Scholarship Fund. Mr. Bonanno received a B.A. in History from Georgetown University and an M.B.A in Finance from The Wharton School of the University of Pennsylvania. Mr. Bonanno serves on the Compensation Committee and as chairman of the Nominating and Corporate Governance Committee.

Directorships for the past five years: Rever Offshore AS (2013 to present), Stallion Oilfield Holdings, Inc. (2013 to 2015), ABY Group Holdings (2013 to present), Next Decade LLC (2017 to the present), Linn Energy Inc. (Audit Committee Chairman 2017 to the present), and Samson Resources II, LLC. (2017 to the present).

Nils E. Larsen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Larsen began working with The Carlyle Group’s U.S. Equity Opportunities Fund in 2013 and is currently an Operating Adviser. Prior to partnering with The Carlyle Group, Mr. Larsen served in a variety of senior executive positions with Tribune Company from 2008 to 2013, including as the President and Chief Executive Officer of Tribune Broadcasting and as the Co-President of Tribune Company. Before joining Tribune Company, Mr. Larsen was employed by Equity Group Investments, LLC from 1995 to 2008 (serving as a Managing Director from 2001 to 2008) and again from 2013 to present, focusing on investments in the media, transportation, energy, retail grocery and member loyalty and rewards sectors. Mr. Larsen started his career at CS First Boston where he focused on the capital requirements and derivative products needs of U.S. financial institutions and non-U.S. based entities. Mr. Larsen has significant governance experience in post-bankrupt entities providing this essential insight to the Company. Education: Mr. Larsen received his A.B. summa cum laude from Bowdoin College. Mr. Larsen serves as chairman of the Audit Committee.

Directorships for the past five years: Blackhawk Mining LLC (2018 to present), Liberty Tire Recycling Holdings (Chairman 2015 to present), Rewards Network (2013 to 2017; Chairman 2016 to 2017), Extreme Reach (2015 to present), More FM (2015 to 2018), Esterline Technologies Corporation (Audit Committee and Enterprise Risk Committee 2016 to March 2019), LiveStyle, Inc. (2016 to present), Talent Partners (Chairman 2014 to 2015), Media Properties Holdings (2014 to 2016) and Veridiam, Inc. (2019 to present).

Scott McCarty has served as a director of the Company since February 15, 2016. Qualifications and Experience: Mr. McCarty joined Q Investments in 2002 and is currently a partner managing private equity and distressed investment groups within Q Investments. Affiliates of Q Investments are shareholders of the Company. Previously within Q Investments, Mr. McCarty was a portfolio manager. Before joining Q Investments, Mr. McCarty was a captain in the United States Army and worked in the office of U.S. Senator Kay Bailey Hutchison. Mr. McCarty has significant investment experience across industries and working with distressed investments and provides valuable insight to our Board of Directors regarding the structuring of the organization and streamlining operations. Education: Mr. McCarty graduated with a Bachelors of Science degree from the United States Military Academy at West Point, where he was a Distinguished Cadet and recipient of the General Lee Donne Olvey Award, and earned a Masters of Business Administration from Harvard Business School. Mr. McCarty serves on the Compensation Committee and the Nominating and Corporate Governance Committee.

Directorships for the past five years: Travelport Worldwide (2013-2014), Envirotest Systems Holdings Corp. (2007-2014) and Q-TZG Leasing Holding Ltd (2013 to present), and Gulfmark Offshore, Inc. (2017 to 2018) and Jones Energy, Inc. (2018 to 2019).

L. Spencer Wells has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Wells is a founder and partner of Drivetrain Advisors, a provider of fiduciary services to the alternative investment community, with a particular expertise in restructuring and turnarounds. From 2010 to 2013, Mr. Wells served as a senior advisor and partner with TPG Special Situations Partners where he helped manage a $2.5B portfolio of liquid and illiquid distressed credit investments. Mr. Wells served as a partner at Silverpoint Capital from 2002 to 2009 where he managed a $1.3B investment portfolio consisting primarily of stressed and distressed bank loans and bonds focusing on the oil and gas exploration and production, oilfield services, power generation, financial institutions and chemicals industries. He previously served as an analyst on the distressed debt trading desks at Union Bank of Switzerland, Deutsche Bank and Bankers Trust. Mr. Wells’ significant experience in the debt, equity and capital markets provides the Board of Directors with insight into operating the Company following our reorganization plan. Mr. Wells also has significant experience serving on private and public companies’ boards, which gives him insight into matters regarding corporate governance and fiduciary responsibilities. Education: Mr. Wells received his Bachelor of Arts degree from Wesleyan University and his Masters of Business Administration from the Columbia Business School. Mr. Wells serves on the Audit Committee and as the chairman of the Compensation Committee.

Directorships for the past five years: Center for Music National Service (2011 to 2014), Western Reserve Academy (2012 to present), Advanced Emissions Solutions, Inc. (Chairman 2014 to present), Syncora Holdings, Ltd. (2015 to 2016), Preferred Proppants LLC (2014 to 2018), Navig8 Crude Tankers, Inc. (2014 to 2015), Alinta Holdings (2013), Affinion Group Holdings, Inc. (Chairman 2015 to 2017), Global Geophysical Services, Inc. (Chairman 2015 to 2016), Town Sports International Holdings, Inc. (2015 to present), Certus Holdings, Inc. and CertusBank, N.A (2014 to 2016), Telford Offshore Holdings Ltd (2018 to the present), NextDecade Corp (2017 to the present), Samson Resources II LLC (2017 to the present), Lily Robotics, Inc. (2017), Roust Corporation (2017), Jones Energy, Inc. (2018 to present), Vanguard Natural Resources (January 2019 to present) and Treehouse REIT, Inc. (January 2019 to present).

Paul A. Gordon has served as a director of the Company since August 7, 2018. Qualifications and Experience: Mr. Gordon is currently a Managing Director of Anchorage Capital Group, L.L.C. (“Anchorage”) and has been with the firm since 2011. Mr. Gordon is the head of the firm’s U.S. Portfolio Group, which is responsible for driving operational, financial and strategy improvement in companies where Anchorage has a significant ownership stake. In addition, he is a member of the firm’s CLO Investment Committee. Prior to joining Anchorage, Mr. Gordon was a Managing Director and Portfolio Manager at S.A.C. Capital Advisors and began his investing career at Cerberus Capital Management. Mr. Gordon spent the first part of his professional career in investment banking and leveraged finance. Mr. Gordon received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from Cornell University where he graduated magna cum laude. Mr. Gordon serves on the Nominating and Corporate Governance Committee.

Directorships for the past five years: Hoxton (Cayman) Ltd. (2016 to present), Asterix, Inc. (2018 to present), Chemical Transportation Group, Inc. (2016, 2018 to present), Federal Fleet Services, Inc. (2018 to present), Product Tankers Holdco LLC (2018 to present), RAM RE Investments LLC (2018 to present), WPG Enterprise A LLC (2018 to present) and WPG Enterprise SOP LLC (2018 to present).

Stephen Lehner has served as a director of the Company since March 6, 2019. Qualifications and Experience: Mr. Lehner is Managing Director and Portfolio Manager, Energy, Power, and Commodities at Anchorage, which he joined in April 2013. At Anchorage, Mr. Lehner is responsible for leading the research process across the Energy, Power, and Commodities sectors, as well as managing individuals within each sector. Prior to joining Anchorage, he worked at Mount Kellett where he served as Managing Director and Co-Head of the New York Investment Team. Prior to joining Mount Kellett, Mr. Lehner worked for Morgan Stanley in New York as a Managing Director. He also held a Vice President position with Heller Financial in Maryland. Mr. Lehner received an M.B.A. from the University of Maryland, where he graduated magna cum laude with a concentration in Finance, and a B.B.A. from Loyola College in Maryland, and he holds the Chartered Financial Analyst designation.

Directorships for the past five years: US Oil Sands Inc. (2013 to 2017), Product Tankers Holdco LLC (2018 to present), Chemical Transportation Group, Inc. (2014 to 2016) and Chantier Davie Canada Inc. (2018 to present).

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

Directorships in the past five years: 3T/Drilling Systems (UK) Ltd. (June 2015 to the present), Paradigm Geophysical Corp (October 2013 to April 2018), AGR Group (Vice Chairman from January 2015 to December 2018) and Engström & Engstöm (Chairman from May 2014 to May-2017) and Fara-Rever (January 2018 to present) and Apex International (January 2019 to present).

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

Thomas J. Cimino has served as our Chief Financial Officer since September 2016. Prior to joining the Company, from 2012 until September 2016 Mr. Cimino served as Chief Financial Officer at AEI Services, LLC, an international company focused on power generation and distribution, natural gas transportation and services and gas distribution. From 2007 until 2012, he served as Vice President and Controller at AEI Services. Prior to joining AEI Services, LLC, from 2003 until 2007, Mr. Cimino served as Director—Global Capital Markets Group at Pricewaterhouse Coopers, where he provided capital markets advisory services to multi-national companies in the energy sector. His career has also included time at the United States Securities and Exchange Commission, Adidas America and KPMG, where he began his career. Mr. Cimino received his Bachelor of Science degree in Accounting from The Pennsylvania State University and his Executive MBA from Rice University.

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

Material Changes in Director Nominations Process

On July 9, 2018, the Company learned that Mr. Esa Ikaheimonen would not stand for re-election to the Board of Directors at the Company’s next annual general meeting of shareholders. On August 7, 2018, the Company held its annual general meeting of shareholders, at which time Messrs. Bates, Bonanno, Larsen, McCarty, Toma and Wells were reelected to the Board of Directors, and Mr. Paul Gordon was elected to the Board of Directors in place of Mr. Ikaheimonen, in each case to hold office until the next annual general meeting of shareholders or until their respective successors are duly elected and qualified.

On March 6, 2019, the board of directors the Company, at a duly convened meeting thereof, approved an increase to the number of directors currently serving on the Board from seven to eight. Further, at such meeting, the Board exercised its authority pursuant to the Company’s memorandum and articles of association, and elected Mr. Stephen Lehner to fill the vacancy resulting from said increase, effectively immediately.

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

Our Audit Committee is currently comprised of Messrs. Larsen, Bates and Wells with Mr. Larsen serving as Chairman of the Audit Committee. Messrs. Larsen, Bates and Wells are considered by the Board of Directors to be independent. Each of Messrs. Larsen, Bates and Wells qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K. The Audit Committee operates pursuant to a written charter, which is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Audit Committee Charter.”

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is primarily responsible for identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for election at the annual meeting of shareholders to fill Board vacancies. The Nominating and Corporate Governance Committee is also responsible for overseeing the evaluation of the Board, conducting an annual self-evaluation of its own effectiveness and considering corporate governance issues that arise from time to time. In addition, the Nominating and Corporate Governance Committee has the power to retain outside counsel, director search and recruitment consultants or other experts and will receive from the Company adequate funding, as determined by the Nominating and Corporate Governance Committee, for payment of reasonable compensation to such advisors.

Our Nominating and Corporate Governance Committee is currently comprised of Messrs. Bates, Bonanno, Gordon and McCarty, with Mr. Bonanno serving as Chairman. The Nominating and Corporate Governance Committee operates pursuant to a written charter, which is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Nominating and Corporate Governance Committee Charter.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our 2018 Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) focuses on the compensation of our 2018 named executive officers, who were:

•	Ihab Toma, Chief Executive Officer

•	Thomas J. Cimino, Chief Financial Officer

•	Douglas Halkett, Chief Operating Officer

•	William L. Thomson, Vice President, Marketing and Business Development

•	Douglas E. Stewart, Vice President, General Counsel, Chief Compliance Officer & Corporate Secretary

Compensation Philosophy and Objectives

Our executive compensation program reflects our philosophy that executive officers’ compensation should be closely aligned with the long-term interests of stakeholders and strongly correlated with both company-wide and individual performance. Accordingly, our executive compensation program places an emphasis on equity-based incentives and performance based compensation. The key business metrics we have historically considered in establishing targets and measuring the performance of our executive officers have included safety performance and financial performance.

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

•

Annual Cash Incentive Awards. This component of our compensation program is an annual cash incentive opportunity based on our performance relative to the metrics established by the Compensation Committee and the individual executive’s performance measured against his or her individual performance goals.

•	Time-vested Equity Awards. This component of our compensation program consists of time-vested equity awards designed to encourage retention and align the executives’ interest with our stakeholders.

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

2018 Compensation Program

Due to the ongoing difficulties in the offshore drilling industry, the Compensation Committee determined that there would be no adjustments to the annual base salaries of the named executive officers for 2018. To address retention concerns and incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to approve a performance-based annual bonus program for 2018, as discussed in greater detail below. The Compensation Committee determined that it was both reasonable and in the Company’s best interests to provide the named executive officers with this type of compensation opportunity during 2018 in order to ensure that the executives were properly motivated to drive the Company’s turnaround efforts and related financial objectives, taking into account the fact that the named executive officers were not paid an annual bonus during 2016 and did not receive a grant of equity-based awards during 2017 or 2018 (other than Mr. Thomson, who received an equity-based award during 2018). The Compensation Committee determined it was appropriate to grant Mr. Thomson an equity award during 2018 in order to better align his total compensation level with the total compensation level of similarly-situated named executive officers of the Company.

Role of Compensation Committee

On February 10, 2016, upon the effectiveness of our Chapter 11 bankruptcy plan, the newly constituted Board of Directors appointed Messrs. Bonanno and Wells to the Compensation Committee. Mr. McCarty was appointed to the Compensation Committee effective February 15, 2016. Mr. Wells serves as Chairman of the Compensation Committee.

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

Role of Benchmarking of Compensation and Peer Group

The Compensation Committee did not establish a peer group in connection with making compensation decisions in respect of 2018 and did not engage in any formal benchmarking in determining 2018 executive compensation. The Compensation Committee may, from time to time, review current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries when it makes compensation-related decisions. In connection with its review, the Compensation Committee may consider the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources.

Role of Compensation Consultant

During 2018, the Compensation Committee did not retain the services of an outside compensation consultant.

Role of Executive Officers in Compensation Decisions

For 2018, no executive officer played a role in determining the amount or form of compensation paid to the Company’s executive officers, other than Mr. Toma, who provided input with respect to the performance goals and applicable target bonus levels (other than his own target bonus level) applicable to the 2018 annual cash incentive program.

Elements of our Compensation Program

As described above, there are five primary elements to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards and other benefits. Each of these elements are described in greater detail below.

Annual Base Salary. There were no changes to the annual base salary levels of the named executive officers during 2018.

Annual Cash Incentive Awards. To address retention concerns and incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to approve a performance-based annual bonus program for 2018 (the “2018 Annual Bonus Program”). Under the 2018 Annual Bonus Program, each of the named executive officers had the opportunity to earn a cash payment based on the level of achievement of the following performance goals, each of which was weighted at 33%: (1) Total Recordable Incident Rate, (2) Contracts Awarded for Rigs and (3) level of cash at year end (collectively, the “Operational Goals”). At the beginning of 2018, the Compensation Committee established target bonus opportunities for each of the named executive officers, expressed as a percentage of the named executive officer’s annual base salary:

Last name	First name	Position	Annual Salary	Bonus Target (as percentage of Annual Salary)
Toma	Ihab	Chief Executive Officer	$500,000	100%
Cimino	Thomas	Chief Financial Officer	$285,000	75%
Halkett	Douglas	Chief Operating Officer	$430,000	80%
Thomson	William	VP Marketing	$285,000	75%
Stewart	Douglas	VP General Counsel	$285,000	75%

The maximum amount payable to each named executive officer under the 2018 Annual Bonus Program is 200% of the applicable named executive officer’s target bonus amount. Up to 100% of each named executive officer’s target bonus opportunity is based on the level of achievement of the Operational Goals, with the ability to earn between 101%-200% of the applicable target annual bonus opportunity based on the level of achievement of three pre-established strategic goals. Following the end of the performance period, the Compensation Committee determined that the level of achievement of the Operational Goals was 75% and the level of achievement of the strategic goals was 66.7%, resulting in an aggregate level of performance achieved across all performance goals of 141.7%. As a result, each named executive officer earned approximately 141.7% of his target annual bonus amount for 2018. For the amounts earned by each of the named executive officers in respect of 2018 performance, see the “Non-Equity Incentive Compensation” column of the 2018 Summary Compensation Table.

Time-based and Performance-based Equity Awards.

Amended 2016 Management Incentive Plan

On February 10, 2016, the Company’s Board of Directors adopted and approved the Company’s new 2016 Management Incentive Plan (the “2016 MIP”) pursuant to which the Compensation Committee had the ability to grant awards to employees, directors and consultants of the Company, as determined by the Compensation Committee. Pursuant to the 2016 MIP, the Compensation Committee could grant awards in the form of stock options, restricted stock, restricted stock units or other awards of the Company, subject to vesting conditions determined by the Compensation Committee. No grants were made under the MIP.

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

All of the current named executive officers received these awards during 2016, but no additional grants were made to them during 2017. During 2018, Mr. Thomson received 1,030 time-based restricted stock units and 2,430 performance-based restricted stock units on the same terms and conditions described above. For the grant date fair values of the equity-based awards granted to the named executive officer under the Amended 2016 MIP, see the 2016 “Stock Awards” column of the Summary Compensation Table.

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

In connection with the negotiation of the Amended and Restated Employment Agreements (as defined below), the economic terms of the change of control policy were incorporated into the Amended and Restated Employment Agreements in order to streamline the provision of severance and related benefits with respect to those executives who are party to those employment agreements.

Employment Agreements. Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with Messrs. Halkett and Thomson, each effective February 10, 2016. The Amended and Restated Employment Agreements provide for certain severance benefits. Pursuant to the Amended and Restated Employment Agreements, upon certain terminations of employment or following a change of control, outstanding equity-based awards granted under the Amended 2016 MIP will be governed by the terms of the Amended 2016 MIP. In connection with their commencement of employment, Messrs. Toma, Cimino and Stewart each entered into employment agreements with us that provide for certain severance benefits upon certain terminations of employment (which are described in more detail below). Additionally, certain of our named executive officers may be entitled to additional severance benefits in the event the officer is terminated following a change of control. More detailed information about the employment agreements and the possible payouts under the change of control policy is contained in “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”

Other Compensation Policies

Other Compensation. We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. We also provide certain of our executive officers with a limited number of perquisites which we believe are reasonable and competitive with other companies of our size in our industry. For certain executive officers, these include reimbursement for the cost of an annual physical, a car allowance, and/or certain housing expenses, as well as certain expatriate benefits described in more detail below. The amounts paid to each of the Company’s named executive officers in respect of such benefits are shown in the “All Other Compensation” column of the 2018 Summary Compensation Table.

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

Compensation Policies and Risk Management. It is the responsibility of the Compensation Committee to ensure that the Company’s policies and practices related to compensation do not encourage excessive risk taking behavior. The Compensation Committee believes that its current compensation policies and practices are not reasonably likely to have a material adverse effect on the Company and do not encourage excessive risk-taking behavior.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million per year on the amount of compensation paid to certain of a public company’s executive officers that may be deductible for any single taxable year. The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modifies Section 162(m) and, among other things, expanded the definition of “public company” to include companies that have reporting obligations under Section 15(d) of the Exchange Act. As a result, for taxable years beginning after December 31, 2017, certain compensation paid by the Company to our “covered employees” (as defined under Section 162(m)) that exceeds $1 million may not be deductible to the Company. The Compensation Committee considered the impact of Section 162(m) in making compensation decisions during 2018, but did not base any of its compensation decisions solely on the applicable tax consequences. The Compensation Committee will continue to monitor the impact of Section 162(m) on the Company’s executive compensation programs.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2018, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total Compensation ($)
Ihab Toma	2018	500,000	—	—	708,333	145,267	1,353,600
Chief Executive Officer	2017	507,386	—	—	711,289	171,578	1,390,253
	2016	162,632	30,000	1,483,440	—	30,739	1,706,811

Thomas J. Cimino	2018	285,000	—	—	303,813	30,725	619,538
Chief Financial Officer	2017	285,000	—	—	304,076	15,000	604,076
	2016	73,442	—	412,080	—	3,630	489,152

Douglas W. Halkett	2018	430,000	—	—	487,333	83,966	1,001,299
Chief Operating Officer	2017	430,000	—	—	489,367	43,646	963,013
	2016	435,514	—	714,240	—	84,878	1,234,632

Douglas E. Stewart	2018	285,000	—	—	303,813	30,625	619,438
Vice President, General	2017	285,000	—	—	304,076	14,400	603,476
Counsel and Corporate Secretary	2016	155,654	—	412,080	—	14,400	582,134

William L. Thomson	2018	285,000	—	226,600	303,813	54,848	870,261
Vice President -	2017	285,000	—	—	283,804	38,833	607,637
Marketing and Business Development	2016	285,000	—	329,680	—	41,832	656,512

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

(2)

The amounts shown represent the grant date fair value of restricted stock unit awards calculated in accordance with FASB ASC Topic 718. The aggregate grant date fair value of the performance-based restricted stock unit awards granted was determined to be $0 pursuant to FASB ASC Topic 718, taking into account the “probable” outcome of the applicable performance criteria. For detailed information on the assumptions used for purposes of valuing equity-based instruments granted, please see “Note 6, Shareholder’s Equity” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. No equity-based compensation awards were granted to the named executive officers during 2017, and only Mr. Thomson received an equity-based compensation award during 2018.

(3)

For 2017 and 2018, reflects amounts earned by the named executive officers in respect of 2017 performance under the 2017 Annual Bonus Program. These amounts were paid to the named executive officers in a lump sum in early 2018.

(4)	Additional detail for 2018 “All Other Compensation” is provided in the table below:

Name	Schooling ($)(i)	Housing ($)	Vehicle ($)	401(k) Contributions ($)	Home Airfare ($)	FICA Reimbursement ($)(ii)	Other Compensation ($)(iii)	Total ($)
Ihab Toma	—	100,800	11,444	—	2,000	28,129	2,894	145,267
Thomas J. Cimino	—	—	14,400	—	—	15,725	600	30,725
Douglas W. Halkett	—	71,066	10,899	—	2,000	—	—	83,966
William L. Thomson	27,427	—	9,000	—	—	14,730	3,691	54,848
Douglas E. Stewart	—	—	14,400	—	—	15,725	500	30,625

(i)	Amount shown consists of approximately $20,000 in respect of school tuition expenses for Mr. Thomson’s children and a related gross up payment of $7,427.
(ii)

As discussed above, although time-based RSUs vest each year, such RSUs are not settled until a future date, and therefore these RSU awards are currently illiquid. In recognition of the out-of-pocket expenses associated with FICA taxes incurred in connection with the vesting of 2017 and 2018 time-based RSUs, in December 2018, the Compensation Committee approved the following cash payments to each of the following named executive officers: $28,129 to Mr. Toma, $15,725 to Mr. Cimino, $15,725 to Mr. Stewart, and $14,730 to Mr. Thomson.
(iii)

Amounts shown for Messrs. Toma and Thomson are for reimbursement of gym memberships and payment of tax preparation fees. Amounts shown for Messrs. Cimino and Stewart are for reimbursement of gym memberships.

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

The Amended and Restated Employment Agreements provide that Messrs. Halkett and Thomson are entitled to annual base salaries of $430,000 and $285,000, respectively, with target annual cash incentive awards equal to 80% and 70% of their respective base salaries (which, for Mr. Thomson, was subsequently increased to 75%). Subject to adjustments based on market conditions and industry compensation trends, each of the Amended and Restated Employment Agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $1,250,000 to Mr. Halkett and $712,500 to Mr. Thomson. In lieu of making such recommendation, the Compensation Committee granted equity awards pursuant to the Amended 2016 MIP as described above.

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

Grants of Plan Based Awards Table

The following table provides information with respect to plan-based awards made during fiscal year 2018 to the named executive officers.

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	All other stock awards: Number of shares of stock or units (#) (2)	Grant date fair value of stock and option awards ($) (2)
Ihab Toma	1/1/2018	—	500,000	1,000,000	—	—
Thomas J. Cimino	1/1/2018	—	213,750	427,500	—	—
Douglas W. Halkett	1/1/2018	—	344,000	688,000	—	—
Douglas E. Stewart	1/1/2018	—	213,750	427,500	—	—
William L. Thomson	1/1/2018	—	213,750	427,500	—	—
William L. Thomson	3/24/2018	—	—	—	1,030	226,600
William L. Thomson	3/24/2018	—	—	—	2,403	528,660

(1)

Represents the target and maximum amounts payable to each named executive officer under the terms of the 2018 Annual Bonus Program. Pursuant to the terms of the 2018 Annual Bonus Program, no payment in respect of a particular performance goal may be earned unless “threshold” level with respect to that performance goal has been achieved. For any performance that falls between levels (e.g., between threshold and target level, and between target and maximum level), payout amounts are linearly interpolated between the two applicable reference points. For the amounts earned in respect of 2018, see the “Non-Equity Incentive Compensation Plan” column of the 2018 Summary Compensation Table.

(3)

The amounts shown for Mr. Thomas represent the grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. No equity-based compensation awards were granted to the other named executive officers during 2018.

Outstanding Equity Awards at Year End

The following table provides information with respect to the status as of December 31, 2018 of all unvested restricted stock unit awards held by each of the named executive officers.

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($) (3)	Market Value of Shares or Units of Stock That Have Not Vested (4)
Ihab Toma	9,271			2,410,460
Ihab Toma		4,327	1,124,916	—
Thomas J. Cimino	2,575			669,500
Thomas J. Cimino		1,202	312,468	—
Douglas W. Halkett	4,464			1,160,640
Douglas W. Halkett		2,083	541,632	—
Douglas E. Stewart	2,575			669,500
Douglas E. Stewart		1,202	312,468	—
William L. Thomson	2,060			535,600
William L. Thomson		240	62,478	—
William L. Thomson	515			133,900
William L. Thomson		962	249,990	—

(1)	Time-based restricted stock units granted to our named executive officers vest ratably on each of the first four anniversaries of February 10, 2016.
(2)

Performance-based restricted stock units granted to our named executive officers vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a “qualified liquidity event” or, if later, February 10, 2023. The minimum percentage of performance-based restricted stock units that are eligible at the threshold level of achievement is 10 percent of the total performance-based restricted stock units granted, and the maximum number is 100 percent of the total performance-based restricted stock units granted. For Messrs. Toma, Cimino, Stewart, Halkett, and Thomson, respectively, there are 43,266; 12,018; 12,018; 20,832; and 12,018 performance-based restricted stock units eligible to vest as of December 31, 2018.

(3)

The market value of unearned performance-based restricted stock units is equal to the number of unvested performance-based restricted that would be eligible to vest as a result of “threshold” level of achievement of the applicable performance criteria (i.e., 10% of the number of performance-based restricted stock units granted) times $260.00, the fair market value of one unit of our stapled securities on December 31, 2018, based on broker-assisted trade indicators.

(4)

The market value of time-based restricted stock units granted is equal to the number of unvested time-based restricted stock units times $260.00, the fair market value of one unit of our stapled securities on December 31, 2018, based on broker-assisted trade indicators.

Fiscal Year 2018 Stock Vested

The following table contains information about restricted stock units that vested during fiscal year 2018.

Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Ihab Toma	4,636	973,560
Thomas J. Cimino	1,288	270,480
Douglas W. Halkett	2,232	468,720
Douglas E. Stewart	1,288	270,480
William L. Thomson	1,545	324,450

(1)

Per the terms of the award agreements, the time-based restricted stock units granted to the named executive officers during 2016 vest 1⁄4 on each of the first four anniversaries of February 10, 2016, but the settlement of the restricted stock units is deferred until the earlier of (i) the seventh anniversary of February 10, 2016, and (ii) a qualified liquidity event as defined in the Amended 2016 MIP. The amounts shown under the “Number of Units Acquired on Vesting” column represents the number of time-based restricted stock units that vested for each named executive officer on February 10, 2018, and the amounts shown under the “Value Realized on Vesting” column represents the applicable number of restricted stock units multiplied by $210.00. However, no common stock or other property was received by the named executive officers in connection with such vesting event.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause, or in the event of a change of control, each as of December 31, 2018, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination

Compensation Type	Ihab Toma	Thomas J. Cimino	Douglas W. Halkett	William L. Thomson	Douglas E. Stewart
Salary (1)	$1,000,000	$285,000	$860,000	$285,000	$285,000
Bonus (1)	$1,000,000	$213,750	$688,000	$213,750	$213,750
Accelerated Vesting of Equity Awards (2)	$—	$—	$—	$—	$—

	$2,000,000	$498,750	$1,548,000	$498,750	$498,750

Termination Following a Change of Control

Salary (3)	$1,500,000	$285,000	$1,290,000	$285,000	$285,000
Bonus (3)	$1,500,000	$213,750	$1,032,000	$213,750	$213,750
Accelerated Vesting of Equity Awards (4)	$2,410,460	$669,500	$1,160,640	$669,500	$669,500

	$5,410,460	$1,168,250	$3,482,640	$1,168,250	$1,168,250

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

(4)

Pursuant to the applicable award agreements, time-based restricted stock units granted to the named executive officers during 2016 will vest immediately upon a qualified liquidity event, as defined in the Amended 2016 MIP. The value shown in respect of the accelerated vesting of the time-based restricted stock units represents the number of unvested restricted stock units times $260.00, the fair market value of one unit of our stapled securities on December 31, 2018, based on broker-assisted trade indicators. If a qualified liquidity event had occurred on December 31, 2018, all of the named executive officers’ performance-based units would have vested based on the multiple of “total enterprise value” of the Company measured as of December 31, 2018. The table above assumes that, as of December 31, 2018 (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), the multiple of “total enterprise value” of the Company would have fallen below the “threshold” level of achievement, and therefore no value is included in the table above in respect of accelerated vesting of the performance-based restricted stock units.

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

Director Compensation

The Board of Directors has approved compensation for independent board members consisting of $133,333 of annual cash compensation and $66,667 of annual stock awards in the form of restricted stock units. Additionally, each independent board member receives $2,000 for each board or committee meeting attended in-person and $1,000 for each board or committee meeting attended telephonically. The Chairman of the Board of Directors receives an additional $50,000 of annual cash consideration and the Chairman of the Audit Committee and Chairman of the Compensation Committee each receive an additional $10,000 of annual cash consideration. Cash consideration is paid quarterly in arrears. The board members currently determined to be independent for purposes of receiving compensation are Messrs. Bates, Larsen, and Wells.

All of the directors are reimbursed for reasonable, necessary and documented travel, subsistence, and other related expenses incurred in connection with the performance of their official board duties.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)_	Total ($)
Thomas R. Bates, Jr.	202,500	78,000	280,500
Nils E. Larsen	151,943	78,000	229,943
L. Spencer Wells	160,464	78,000	238,464
Matthew W. Bonanno	—	—	—
Scott McCarty	—	—	—
Paul Gordon	—	—	—

(1)

The amounts shown represent the grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. During 2018, the independent directors of the Company received annual grants of restricted stock units with a grant date value equal to $78,000. As of December 31, 2018, each non-employee director held 992 unvested restricted stock units.

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

L. Spencer Wells, Chair
Matthew W. Bonanno
Scott McCarty

Compensation Committee Interlocks and Insider Participation

None of the current members of our Compensation Committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a director or member of the Compensation Committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as one of our directors or a member of our Compensation Committee. Mr. McCarty is, and was during 2018, an employee of Renegade Swish, LLC, an affiliate of Q Investments.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees to the annual total compensation of our CEO, Mr. Toma.

We determined that, as of December 31, 2018, our employee population consisted of 402 individuals, not including our CEO. As of such date, approximately 91% of our employee population was located outside of the U.S.

To identify the median employee, we calculated the total cash compensation of each employee for the twelve-month period ended December 31, 2018. Total cash compensation for these purposes included base salary, bonus and comparable cash elements of compensation in non-U.S. jurisdictions and was calculated using internal payroll records. We did not apply any cost of living adjustments as part of the calculation. We annualized the compensation of all permanent employees who were hired in 2018 but did not work for us or our consolidated subsidiaries for the entire fiscal year, but did not annualize the compensation of any part-time employee. We did not include any independent contractors or leased employees in our determination.

Once we identified the median employee, we calculated all of the elements of such employee’s compensation for the 2018 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an estimated annual total compensation of $95,071. To calculate the annual total compensation of Mr. Toma, we used the amount reported in the “Total” column of the 2018 Summary Compensation Table included in this Form 10-K/A, which was $1,353,600, resulting in a ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees of 14 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K.

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

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 8, 2019, except as noted below, by (i) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (ii) each director, nominee for director and named executive officer, and (iii) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 8, 2019.

Name of beneficial owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
Anchorage Funds(3)	1,587,903	31.76%
York Funds(4)	838,756	16.77%
Vantage Drilling Company(5)	655,094	13.10%
Q Funds(6)	437,109	8.74%
Directors and named executive officers:
Thomas R. Bates, Jr.	—	—
Matthew W. Bonanno (7)	—	—
Nils E. Larsen	—	—
Scott McCarty (8)	—	—
L. Spencer Wells	—	—
Paul A. Gordon (9)	—	—
Stephen Lehner (9)	—	—
Ihab Toma	—	—
Thomas J. Cimino	—	—
Douglas W. Halkett	—	—
Douglas E. Stewart	—	—
William L. Thomson	—	—
directors and executive officers as a group (13 persons)	—	—

(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.
(2)

Based on 5,000,053 ordinary shares outstanding as of April 8, 2019. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.

(3)

Includes (i) 17,299 ordinary shares held of record by PCI Fund LLC (“PCI”) and (ii) 1,570,604 ordinary shares held of record by Anchorage Capital Master Offshore, Ltd. (“ACMO” and, together with PCI, the “Anchorage Funds”). Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Anchorage”), the investment advisor to the Anchorage Funds. Mr. Kevin Ulrich (“Mr. Ulrich”) is the Chief Executive Officer of Anchorage and the senior managing member of Management. Management, Anchorage and Mr. Ulrich may be deemed to beneficially own the ordinary shares held by the Anchorage Funds. Management, Anchorage and Mr. Ulrich each disclaims beneficial ownership of such ordinary shares except to the extent, if any, of its or his pecuniary interests therein. Mr. Paul Gordon and Mr. Stephen Lehner, both managing directors of Anchorage, are members of the Company’s board of directors. The business address for each of the funds named in this footnote 3 is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.

(4)

Includes (i) 313,368 ordinary shares held of record by York Global Finance BDH, LLC; (ii) 200,533 ordinary shares held of record by York Credit Opportunities Investments Master Fund, L.P.; (iii) 147,236 ordinary shares held of record by York Credit Opportunities Fund, L.P.; (iv) 4,351 ordinary shares held of record by Jorvik Multi-Strategy Master Fund, L.P.; (v) 79,496 ordinary shares held of record by York Multi-Strategy Master Fund, L.P.; (vi) 47,030 ordinary shares held of record by York Capital Management, L.P.; (vii) 8,014 ordinary shares held by York European Focus Master Fund, L.P.; (viii) 16,185 ordinary shares held by York European Opportunities Investments Master Fund, L.P; (ix) 14,986 ordinary shares held by Exuma Capital, L.P.; (x) 3,650 ordinary shares held by York European Strategic Investors Holdings Fund, L.P. and (xi) 3,907 ordinary shares held by York European Strategic Metric Master, L.P. The manager of York Global Finance BDH, LLC is York Global Finance

Manager, LLC. The general partner of York Credit Opportunities Investments Master Fund, L.P. and York Credit Opportunities Fund, L.P. is York Credit Opportunities Domestic Holdings, LLC. The general partner of Jorvik Multi-Strategy Master Fund, L.P., York Multi-Strategy Master Fund, L.P. and York Capital Management, L.P. is Dinan Management, L.L.C. The general partner of York European Focus Master Fund, L.P. is York European Focus Domestic Holdings, LLC and the general partner of York European Opportunities Investments Master Fund, L.P. is York European Opportunities Domestic Holdings, LLC. The general partner of Exuma Capital, L.P. is Exuma Management, LLC. The general partner of York European Strategic Investors Holdings Fund, L.P. is York Offshore Holdings II, LLC. The general partner of York European Strategic Metric Master, L.P. is York Asian Strategic Holdings, LLC. The managing member or senior managing member, as the case may be, of each of the managers or general partners, as applicable, of the funds described in this footnote 4 is York Capital Management Global Advisors, LLC. James G. Dinan is the chairman and controls York Capital Management Global Advisors, LLC. York Global Finance Manager, LLC, York Credit Opportunities Domestic Holdings, LLC, Dinan Management, L.L.C., York European Focus Domestic Holdings, LLC, York European Opportunities Domestic Holdings, LLC, Exuma Management, LLC, York Offshore Holdings II, LLC, York Asian Strategic Holdings, LLC, York Capital Management Global Advisors, LLC, and James G. Dinan may be deemed to beneficially own the ordinary shares held by the respective fund over which they serve as manager, general partner, investment manager or investment advisor, as the case may be. York Global Finance Manager, LLC, York Credit Opportunities Domestic Holdings, LLC, Dinan Management, L.L.C., York European Focus Domestic Holdings, LLC, York European Opportunities Domestic Holdings, LLC, Exuma Management, LLC, York Offshore Holdings II, LLC, York Asian Strategic Holdings, LLC, York Capital Management Global Advisors, LLC, and James G. Dinan, as the case may be, each disclaim beneficial ownership of such ordinary shares except to the extent of their pecuniary interests therein. A partner of York Capital Management Global Advisors, LLC, Matthew W. Bonanno, is currently on the board of directors of Vantage Drilling International. Representatives of York Capital Management Global Advisors, LLC, Meghan Force and Richard Swanson, are currently on the liquidation committee for Vantage Drilling Company on behalf of York Global Finance BDH, LLC. The business address for each of the funds named in this footnote 4 is 767 5th Avenue, 17th Floor, New York, NY 10153.
(5)	The business address of Vantage Drilling Company is c/o KPMG, P.O. Box 493, Six Cricket Square, Grand Cayman KY1-1106, Cayman Islands.
(6)

Includes (i) 319,429 ordinary shares held of record by Q Global Capital Management, L.P. (“QGCM”), on behalf of Q5-R5 Trading Ltd. (“Q5”) pursuant to an investment management agreement; pursuant to such agreement, QGCM has sole voting and dispositive power of Q5’s shares, and Q5 has no beneficial ownership of such shares; QGCM is controlled by its general partner, Q Global Advisors, LLC, which is controlled by Geoffrey P. Raynor; (ii) 8,904 ordinary shares held of record by Prufrock Offshore, L.P. (“Prufrock Offshore”) for and on behalf of R3, Ltd. (“R3”) pursuant to an investment management agreement; pursuant to such agreement, Prufrock Offshore has sole voting and dispositive power of R3’s shares, and R3 has no beneficial ownership of such shares; Prufrock Offshore is controlled by its general partner, J Alfred Offshore, LLC, which is controlled by Geoffrey P. Raynor; (iii) 21,579 ordinary shares held of record by Star Spangled Sprockets, L.P. (“SSS”) as general partner of Q4 Funding, L.P. (“Q4”); the general partner of SSS is Excalibur Domestic, LLC, which is controlled by Geoffrey P. Raynor; (iv) 4,376 ordinary shares held of record by Prufrock Onshore, L.P. (“Prufrock Onshore”) as general partner of Q Funding III, L.P. (“Q3”); the general partner of Prufrock Onshore is J Alfred Onshore, LLC, which is controlled by Geoffrey P. Raynor; (v) 82,317 ordinary shares held of record by Scepter Holding, Inc. (“Scepter”), as general partner of Acme Energized, L.P (“Acme Energized”); Scepter is controlled by Geoffrey Raynor; and (vi) 504 ordinary shares held of record by Q Employees, LLC (“Q Employees”), as general partner of Acme Employees, L.P. (“Acme Employees”), which is controlled by Geoffrey Raynor.

Renegade Swish, LLC, an affiliate of each of the funds named in this footnote 6, employs a current member of the Board of Directors of Vantage Drilling International, Mr. Scott McCarty. The business address of each of the beneficial owners named in this footnote 6 is 301 Commerce Street, Suite 3200, Fort Worth, Texas 76102.

(7)

Does not include 838,756 ordinary shares held by the York Funds. Mr. Bonanno, a partner of York Capital Management Global Advisors, LLC, is currently on the Board of Directors of Vantage Drilling International. Mr. Bonanno disclaims beneficial ownership of any ordinary shares owned directly or indirectly by the York Funds.

(8)

Does not include 437,109 ordinary shares held by the Q Funds. Mr. McCarty, a current member of our Board of Directors, is employed by Renegade Swish LLC, an affiliate of each of the Q Funds listed in footnote 6. Mr. McCarty disclaims beneficial ownership of any ordinary shares owned directly or indirectly by the Q Funds.

(9)

Does not include 1,587,903 ordinary shares held by the Anchorage Funds. Mr. Gordon and Mr. Lehner, managing directors of Anchorage, are currently on the Board of Directors of Vantage Drilling International. Messers. Gordon and Lehner disclaim beneficial ownership of any ordinary shares owned directly or indirectly by the Anchorage Funds.

Equity Compensation Plan Information as of December 31, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	243,141	N/A	100,243
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	243,141	N/A	100,243

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Registration Rights Agreement

On February 10, 2016, in connection with the effectiveness of our Chapter 11 bankruptcy plan, we entered into a registration rights agreement with certain of our holders (the “Registration Rights Agreement”), which provides the holders party thereto certain registration rights. Certain of the holders party to the Registration Rights Agreement are affiliates of Renegade Swish, LLC, which employs a current member of the Board of Directors of the Company, Mr. Scott McCarty. The managing member or senior managing member of certain other holders party to the Registration Rights Agreement is York Capital Management Global Advisors, LLC. A partner of York Capital Management Global Advisors, LLC, Matthew W. Bonanno, is currently on the Board of Directors of the Company. In addition, the Anchorage Funds are party to the Registration Rights Agreement. Messers. Gordon and Lehner, members of the Company’s board of directors, are managing directors of Anchorage, the investment advisor to the Anchorage Funds.

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

Director Independence

To evaluate the independence of individual directors, the Board of Directors has elected to use the definition of independence as defined by the NYSE MKT. The Board of Directors has determined that the following members are independent: Messrs. Bates, Larsen and Wells. There are no family relationships among any of our directors or executive officers.

Item 14.	Principal Accounting Fees and Services

Independent Public Accountant Fees

BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2018. BDO billed the fees set forth below:

Fees	Year Ended December 31, 2017	Year Ended December 31, 2018
	BDO	BDO
Audit Fees (1)	$535,168	$615,424
Audit-Related Fees (2)	$26,100	$—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$561,268	$615,424

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings. All services provided by BDO during the years ended December 31, 2017 and December 31, 2018 were pre-approved by our Audit Committee.

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

VANTAGE DRILLING INTERNATIONAL

By:	/s/ THOMAS J. CIMINO
Name:	Thomas J. Cimino
Title:	Chief Financial Officer and Treasurer
Date:	April 30, 2019