Form 10-Q
period 2019-03-31
VANTAGE DRILLING INTERNATIONAL
filed 2019-05-09
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of Vantage Drilling International ordinary shares outstanding as of April 22, 2019 is 5,000,053 shares.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are included throughout this Quarterly Report, including under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Quarterly Report.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$215,856	$224,967
Restricted cash	1,862	10,362
Trade receivables	27,233	28,431
Inventory	44,910	45,195
Prepaid expenses and other current assets	16,192	17,278
Total current assets	306,053	326,233
Property and equipment
Property and equipment	1,001,590	996,139
Accumulated depreciation	(226,980)	(208,836)
Property and equipment, net	774,610	787,303
Operating lease right-of-use assets	8,269	-
Other assets	18,920	16,026
Total assets	$1,107,852	$1,129,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$51,086	$44,372
Accrued liabilities	26,471	17,983
Total current liabilities	77,557	62,355
Long–term debt, net of discount and financing costs of $7,598 and $12,914	1,114,328	1,109,011
Other long-term liabilities	28,442	22,889
Commitments and contingencies (Note 9)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated deficit	(486,560)	(438,670)
Controlling interest shareholders' equity	(112,583)	(64,693)
Noncontrolling interests	108	-
Total equity	(112,475)	(64,693)
Total liabilities and shareholders’ equity	$1,107,852	$1,129,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Contract drilling services	$29,980	$51,595
Reimbursables and other	4,575	6,068
Total revenue	34,555	57,663
Operating costs and expenses
Operating costs	38,542	40,985
General and administrative	8,668	7,354
Depreciation	18,533	17,868
Total operating costs and expenses	65,743	66,207
Loss from operations	(31,188)	(8,544)
Other income (expense)
Interest income	1,064	221
Interest expense and other financing charges	(15,815)	(19,271)
Other, net	182	(570)
Total other expense	(14,569)	(19,620)
Loss before income taxes	(45,757)	(28,164)
Income tax provision	2,147	3,973
Net loss	(47,904)	(32,137)
Net loss attributable to noncontrolling interests	(14)	—
Net loss attributable to shareholders	$(47,890)	$(32,137)
Net loss per share, basic and diluted	$(9.58)	$(6.43)
Weighted average ordinary shares outstanding, basic and diluted	5,000	5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2018	5,000	$5	$373,972	$(297,202)	$—	$76,775
Net loss	—	—	—	(32,137)	—	(32,137)
Balance March 31, 2018	5,000	$5	$373,972	$(329,339)	$—	$44,638

Balance January 1, 2019	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Contributions from holders of noncontrolling interest	—	—	—	—	122	122
Net loss	—	—	—	(47,890)	(14)	(47,904)
Balance March 31, 2019	5,000	$5	$373,972	$(486,560)	$108	$(112,475)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,904)	$(32,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	18,533	17,868
Amortization of debt financing costs	400	117
Amortization of debt discount	5,354	12,313
Amortization of contract value	1,556	1,556
PIK interest on the Convertible Notes	1,934	1,912
Share-based compensation expense	1,029	1,745
Deferred income tax (benefit) expense	(415)	419
Loss (gain) on disposal of assets	62	(2,682)
Changes in operating assets and liabilities:
Trade receivables	1,198	6,498
Inventory	285	(189)
Prepaid expenses and other current assets	1,086	120
Other assets	1,252	(383)
Accounts payable	2,995	2,051
Accrued liabilities and other long-term liabilities	1,951	(6,292)
Net cash (used in) provided by operating activities	(10,684)	2,916
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2,184)	(19)
Proceeds from sale of Vantage 260	-	4,845
Net cash (used in) provided by investing activities	(2,184)	4,826
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(5,458)
Contributions from holders of noncontrolling interest	122	—
Debt issuance costs	(437)	—
Net cash used in financing activities	(315)	(5,458)
Net (decrease) increase in cash and cash equivalents	(13,183)	2,284
Unrestricted and restricted cash and cash equivalents—beginning of period	239,387	195,455
Unrestricted and restricted cash and cash equivalents—end of period	$226,204	$197,739
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$18	$6,836
Income taxes (net of refunds)	2,714	2,891
Non-cash investing and financing transactions:
Accrued but unpaid capital expenditures at period end	$3,719	$—

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

Joint Venture

On November 15, 2017, Vantage and ADES International Holding Ltd., the London-listed offshore and onshore provider of oil and gas drilling and production services in the Middle East and Africa (“ADES”), through their subsidiaries, entered into a Shareholders’ Agreement to form a joint venture (the “ADES Joint Venture”) that will provide deepwater drilling services offshore of Egypt.  The ADES Joint Venture, which is owned 51% by Vantage and 49 % by ADES, and known as ADVantage Drilling Services SAE (“ADVantage”), recently entered into a drilling services contract with Dana Gas Egypt Limited in March 2019 (the “Dana Gas Contract”) to perform drilling services offshore of Egypt. The term of the Dana Gas Contract is for one well, with operations estimated to last 77 days, and the client has the option to extend the term by up to three additional wells.

Drilling Services Contract in Gabon

On March 1, 2019, VAALCO Gabon S.A. awarded us a 120-day contract for our premium jack-up, the Topaz Driller, to perform drilling services in Gabon.

Refinancing

On November 30, 2018, we issued $350.0 million in aggregate principal amount of 9.25% Senior Secured First Lien Notes due November 15, 2023 (“9.25% First Lien Notes”) in a private placement at par. The proceeds of the issuance were used (i) to repay all obligations under the Company’s then-existing $143.0 million initial term loans (the “2016 Term Loan Facility”) in place in connection with the Company’s pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code, and to terminate the credit agreement governing such facility, (ii) to redeem all of the Company’s then-outstanding 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”), (iii) to fund the remaining amounts to be paid in connection with our previously announced acquisition of the shares of Rig Finance Limited, pursuant to a share purchase agreement with Ship Finance International Limited, an entity that owns the Soehanah jackup rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes. The 9.25% First Lien Notes are guaranteed on a joint and several basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes will not be registered under the Securities Act or any state securities laws.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of March 31, 2019, we had $40.4 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

Drilling Contract Arbitration

On August 31, 2015, Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services, BV (“PVIS,” and together with PAI, the “Petrobras Parties”), both subsidiaries of Petroleo Brasileiro S.A. (“Petrobras”), notified the Company of the termination of the Agreement for the Provision of Drilling Services for the Titanium Explorer dated February 4, 2009 (the “Drilling Contract”) between PVIS and Vantage Deepwater Company and which had been novated to PAI and Vantage Deepwater Drilling, Inc., claiming the Company had breached its obligations under the Drilling Contract. Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. are both wholly-owned subsidiaries of the Company.  We immediately filed an international arbitration claim against PAI, PVIS and Petrobras, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that PAI and PVIS breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS and Petrobras, and dismissed the counterclaims made by the Petrobras Parties against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums.  In accordance with the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides. Pursuant to the terms of the award, the amount due to the Company as of March 31, 2019, totaled approximately $728.4 million, inclusive of interest.

On July 2, 2018, our subsidiaries, Vantage Deepwater Company and Vantage Deepwater Drilling, Inc., filed a petition in the U.S. District Court for the Southern District of Texas to confirm the arbitration award against the Petrobras Parties. On August 31, 2018, Petrobras, PAI and PVIS filed with the court, among other things, a response to our petition and a motion to vacate the arbitration award. The court heard our petition and the Petrobras Parties’ response and motion to vacate on March 8, 2019.

In connection with enforcing the arbitration award against the Petrobras Parties, we secured an order from the Amsterdam District Court in the Netherlands on August 22, 2018, which froze certain assets of Petrobras and PVIS in the Netherlands that we believe are valued in excess of our claim at this time. On November 15, 2018, we filed a petition in the Court of Appeals in The Hague, the Netherlands, to recognize and enforce the arbitration award against the Petrobras Parties in the Netherlands.  On March 1, 2019, the Petrobras Parties filed their statement of defense with the Court of Appeals, and the Court of Appeals is scheduled to hear our petition and the Petrobras Parties’ statement of defense on May 14, 2019.

The Company’s ability to fully recover the award against the Petrobras Parties is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. In addition, any award ultimately recovered will be subject to reductions due to legal fees owed (including, among others, fees contingent on the size of the award, less amounts previously paid) and any applicable taxes. Accordingly, no assurances can be given as to whether or to what extent such award will ultimately be recovered, if at all.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian federal public prosecutor’s office in the State of Parana, Brazil (the “Brazilian Federal Prosecutor”) against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, Vantage Drilling Company (“VDC”), used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States, and on April 12, 2019, we filed our preliminary statement of defense with the 11th Federal Court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”). We understand that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31.0 million), together with a civil fine equal to three times that amount. We understand that the Brazilian Federal Court issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124 million. We and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on our assets or operations, as we do not own any assets in Brazil, and do not currently intend to relocate any assets to Brazil. On February 13, 2019, we learned that the Brazilian Federal Prosecutor has requested mutual legal assistance from the U.S. Department of Justice pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against our U.S. assets in the amount of $124.0 million. We believe this request is not supported by applicable law and intend to vigorously oppose and defend against any attempts to seize our assets.

On April 12, 2019, we filed an interlocutory appeal with the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil, the appellate court hearing appeals in the “Car Wash” cases, to stay the seizure and freezing order of the Brazilian Federal Court.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2018 is derived from our December 31, 2018 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

ADVantage is a joint venture company formed to operate deepwater drilling rigs in Egypt. We determined that we are the primary beneficiary for accounting purposes since we have the (a) power to direct the operating activities, which are the activities that most significantly impact the entity’s economic performance, and (b) obligation to absorb losses or the right to receive a majority of the benefits that could be potentially significant to the variable interest entity. As a result, we consolidate ADVantage in our consolidated financial statements, we eliminate intercompany transactions and we present the interests that are not owned by us as noncontrolling interest in our consolidated balance sheet. The carrying amounts associated with ADVantage, after eliminating the effect of intercompany transactions was as follows:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Assets	$250	$—
Liabilities	29	—
Net carrying amount	$221	$—

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated initial useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated initial useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in operating costs or general and administrative expenses, depending on nature of the asset. For the three months ended March 31, 2019, we recognized a net loss of $0.1 million related to the sale or retirement of assets. For the three months ended March 31, 2018, we recognized a net gain of $2.7 million related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016 (the “Effective Date”), an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of March 31, 2019; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset is being amortized on a straight-line basis over the two-year term of the drilling contract. We recognized approximately $1.6 million each of the three months ended March 31, 2019 and 2018, respectively. The remaining intangible asset of $86,000 will be fully amortized in 2019.

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Payment terms on customer invoices typically range from 30 to 45 days. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of March 31, 2019 and December 31, 2018.

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

Functional Currency: We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in other, net. For the three months ended March 31, 2019 and 2018, we recognized a net gain of $0.2 million and a net loss of $0.6 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At March 31, 2019, the fair value of the 9.25% First Lien Notes and the Company’s 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”) was approximately $358.6 million and $716.1 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

Recently Adopted Accounting Standards:

We adopted ASU No. 2016-02, Leases (ASC 842) on January 1, 2019 electing to initially apply the standard retrospectively as of January 1, 2019 and to not restate comparative periods as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Accordingly, we continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases." The new lease standard requires that substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The adoption of the standard did not have an impact on our consolidated results of operations or cash flows. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and non-lease components for all classes of underlying assets. As a lessee, we also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $9.2 million as of January 1, 2019.

Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. As outlined in ASU 2018-11, we have determined that the non-lease service component of our drilling contracts is the predominant element of the combined component and continue to account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. The bareboat charter contract on the recently acquired Soehanah jackup rig is considered a new lease as of the acquisition date and is accounted for as an operating lease under the new standard.

Recently Issued Accounting Standards:

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. We do not expect the adoption of this ASU to materially affect our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. We do not expect the adoption of this ASU to materially affect our consolidated financial statements.

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$20,368	$8,778	$301	$29,447	$19,950	$31,070	$301	$51,321
Charter lease revenue	913	—	—	913	—	—	—	—
Amortized revenue	259	575	—	834	—	575	—	575
Reimbursable revenue	2,218	(38)	1,181	3,361	3,126	1,578	1,063	5,767
Total revenue	$23,758	$9,315	$1,482	$34,555	$23,076	$33,223	$1,364	$57,663

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Current contract cost assets	$41	$774
Noncurrent contract cost assets	3,338	3,999
Current contract revenue liabilities	2,385	2,309
Noncurrent contract revenue liabilities	3,848	4,424

Significant changes in contract cost assets and contract revenue liabilities during the three months ended March 31, 2019 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2018	$4,773	$6,733
Increase (decrease) due to contractual additions	(26)	1,455
Decrease due to recognition of revenue	(1,368)	(1,955)
Balance as of March 31, 2019 (1)	$3,379	$6,233
(1)

We expect to recognize contract revenues of approximately $4.1 million during the remaining nine months of 2019 and $2.1 million thereafter related to unsatisfied performance obligations existing as of March 31, 2019.

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

In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and related multi-year drilling contract for $13.0 million. In August 2017, we substituted the Sapphire Driller, a Baker Marine Pacific Class 375 jackup rig, to fulfill the drilling contract. The Vantage 260 was classified as held for sale on acquisition and was sold on February 26, 2018 for $5.1 million.

5. Leases

We have operating leases expiring at various dates, principally for office space, onshore storage yards and certain operating equipment. Additionally, we sublease certain office space to third parties. We determine if an arrangement is a lease at inception. Operating leases with an initial term greater than 12 months are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and other long-term liabilities on our consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made prior to or at the commencement date and is reduced by lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally not accounted for separately.

The components of lease expense were as follows:

(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	Three Months Ended March 31, 2019
Operating lease cost	Operating costs(1)	$1,268
Operating lease cost	General and administrative(1)	293
Sublease income	Operating costs	(120)
Sublease income	General and administrative	(68)
Total operating lease cost		$1,373
(1)	Short term lease costs were $0.1 million during the period. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheet	March 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$8,269
Total leased assets		$8,269
Liabilities:
Current operating	Accrued liabilities	$3,551
Noncurrent operating	Other long-term liabilities	5,003
Total lease liabilities		$8,554

As of March 31, 2019, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining nine months of 2019	$3,025
2020	3,465
2021	1,321
2022	1,313
2023	903
Thereafter	-
Total future lease payments	$10,027
Less imputed interest	(1,473)
Present value of lease obligations	$8,554

As of March 31, 2019, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 3.1 years, respectively. Right-of-use assets and lease liabilities recorded for leases commencing during the quarter ended March 31, 2019 were insignificant.

As of December 31, 2018, maturities of lease liabilities as presented under Topic 840 were as follows:

(unaudited, in thousands)	Operating Leases
2019	$4,035
2020	3,465
2021	1,321
2022	1,313
2023	903
Thereafter	-
Total future minimum lease payments	$11,037

The bareboat charter contract on our recently acquired Soehanah jackup rig is accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operations. We expect to receive lease payments of approximately $3.5 million during the remaining nine month bareboat charter term. Pursuant to the terms of the bareboat charter, the entity to which the rig is chartered has the right to acquire the rig at the end of the term of the bareboat charter for $100.0 million (or more depending on the rig’s valuation).

6. Debt

Our debt was composed of the following, as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $7,598 and $7,560, respectively	$342,403	$342,439
Convertible Notes, net of discount of $0 and $5,354, respectively	771,925	766,572
	1,114,328	1,109,011
Less current maturities of long-term debt	—	—
Long-term debt, net	$1,114,328	$1,109,011

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

The net proceeds from the issuance were used (i) to repay all obligations under the 2016 Term Loan Facility and to terminate the credit agreement governing such facility, (ii) to redeem all of our then-outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the purchase of the Soehanah, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $9.6 million in letters of credit under this facility as of March 31, 2019.

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. As part of the Reorganization Plan, the Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of March 31, 2019, taking into account the payment of payment-in-kind interest (“PIK”) on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $177.66 of principal of Convertible Notes. As of March 31, 2019, we would be required to issue approximately 8.1 million New Shares if the Convertible Notes were converted.

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

The Convertible Notes will convert only upon the approval of the Company’s board of directors (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, “supermajority of the non-management directors” means the affirmative vote of at least 75% of the non-management directors eligible to vote.

In the event of a change in control, the holders of the Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101.0% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at March 31, 2019 and December 31, 2018, respectively.

7. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy on the Effective Date, we issued 5,000,053 ordinary shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the Company’s $61.5 million promissory note (the “VDC Note”). As of March 31, 2019, 5,000,053 ordinary shares were issued and outstanding.

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

Time-based restricted stock units (“TBGs”) granted under the 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. Performance-based restricted stock units (“PBGs”) granted under the 2016 Amended MIP contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants. No awards were granted to employees or directors during the three months ended March 31, 2019 and 2018. In the three months ended March 31, 2019, 18,889 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. We recognized approximately $1.0 million and $1.7 million of share-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. As of March 31, 2019, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

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

In certain jurisdictions we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply; however, our ability to meet the requirements of the preferential tax regimes may be affected by changes in laws or administrative practices, our business operations and other factors affecting our company and industry, many of which are beyond our control.

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

Matters Related to the Reorganization Plan

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Mr. Hsin-Chi Su and his company, F3 Capital, filed two appeals before the United States District Court for the District of Delaware seeking a reversal of (i) the Court’s determination that Mr. Hsin-Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. We cannot predict with certainty the ultimate outcome of any such appeals. An adverse outcome could negatively affect our business, results of operations and financial condition.

On January 10, 2019, Mr. Hsin-Chi Su and F3 Capital filed a declaratory action against us in the United States District Court for the District of Delaware seeking a ruling from the court that the confirmation of the Reorganization Plan does not prevent Mr. Hsin-Chi Su or F3 Capital from suing the Company for certain unspecified claims based on a theory of fraud alleged to be valued in excess of $2.0 billion. On March 4, 2019, we filed a motion to dismiss with the court, to which Mr. Hsin-Chi Su and F3 Capital filed a response and to which we subsequently filed a reply. We intend to vigorously defend against these claims, which we deem to be meritless. However, we cannot predict with certainty the ultimate decision by the court with respect to Mr. Hsin-Chi Su’s request.

Drilling Contract Arbitration

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

On July 2, 2018, an international arbitration tribunal issued an award in favor of Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. The tribunal found that the Petrobras Parties breached the Drilling Contract, and awarded Vantage Deepwater Company and Vantage Deepwater Drilling, Inc. damages in the aggregate amount of $622.0 million against PAI, PVIS and Petrobras, and dismissed the Petrobras Parties’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums. In accordance with the terms of the award, each of the Company and Petrobras will bear its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, will be borne equally by both sides.

On July 2, 2018, our subsidiaries, Vantage Deepwater Company and Vantage Deepwater Drilling, Inc., filed a petition in the U.S. District Court for the Southern District of Texas to confirm the arbitration award against the Petrobras Parties. On August 31, 2018, Petrobras, PAI and PVIS filed with the court, among other things, a response to our petition and a motion to vacate the arbitration award. The court heard each of our petition and the Petrobras Parties’ response and motion to vacate on March 8, 2019.

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

The Company’s ability to fully recover the award against the Petrobras Parties is subject to legal, procedural, solvency and other risks associated with enforcing arbitration awards in these circumstances. In addition, any award ultimately recovered will be subject to reductions due to legal fees owed (including, among others, fees contingent on the size of the award, less amounts previously paid) and any applicable taxes. Accordingly, no assurances can be given as to whether or to what extent such award will ultimately be recovered, if at all.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States and on April 12, 2019, we filed our preliminary statement of defense with the Brazilian Federal Court. We understand that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31.0 million), together with a civil fine equal to three times that amount. We understand that the Brazilian Federal Court issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124.0 million. We and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on our assets or operations, as we do not own any assets in Brazil, and do not currently intend to relocate any assets to Brazil.  On February 13, 2019, we learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the U.S. Department of Justice pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against our U.S. assets in the amount of $124.0 million. We believe this request is not supported by applicable law and intend to vigorously oppose and defend against any attempts to seize our assets.

On April 12, 2019, we filed an interlocutory appeal with the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil, the appellate court hearing appeals in the “Car Wash” cases, to stay the seizure and freezing order of the Brazilian Federal Court.

The Company intends to vigorously defend against the allegations made in the underlying improbity action.  However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us.

Restructuring Agreement

Pursuant to the terms of the restructuring support agreement (the “Restructuring Agreement”) among VDC, our former parent, and a majority of our secured creditors, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from our former parent company, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, are in ongoing discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries on the other. While we continue to believe that our position regarding the settlement of such amounts is correct, we cannot predict the ultimate outcome of this matter should legal proceedings between the parties transpire.

10. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Sales tax receivable	$9,459	$10,145
Income tax receivable	628	874
Prepaid insurance	1,119	660
Other receivables	1,245	1,634
Current deferred contract costs	41	774
Other	3,700	3,191
	$16,192	$17,278

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Drilling equipment	$962,820	$962,618
Assets under construction	19,218	13,969
Office and technology equipment	18,452	18,452
Leasehold improvements	1,100	1,100
	1,001,590	996,139
Accumulated depreciation	(226,980)	(208,836)
Property and equipment, net	$774,610	$787,303

Other Assets

Other assets consisted of the following as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Noncurrent restricted cash	$8,486	$4,058
Contract value, net	86	1,643
Deferred certification costs	3,622	3,548
Noncurrent deferred contract costs	3,338	3,999
Deferred income taxes	2,233	1,844
Other noncurrent assets	1,155	934
	$18,920	$16,026

Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Interest	$12,871	$2,827
Compensation	3,492	7,013
Income taxes payable	2,663	3,175
Current deferred revenue	2,385	2,309
Current portion of operating lease liabilities	3,551	—
Other	1,509	2,659
	$26,471	$17,983

  Long-term Liabilities

Long-term liabilities consisted of the following as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Noncurrent deferred revenue	$3,848	$4,424
Deferred income taxes	694	720
2016 MIP	12,594	11,565
Noncurrent operating lease liabilities	5,003	—
Other non-current liabilities	6,303	6,180
	$28,442	$22,889

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Cash and cash equivalents	$215,856	$224,967
Restricted cash	1,862	10,362
Restricted cash included within Other Assets	8,486	4,058
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$226,204	$239,387

Restricted cash as of March 31, 2019 and December 31, 2018 represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

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

Related Party Transactions

As of March 31, 2019, we did not have any material related party transactions that were not in the ordinary course of business.

11. Business Segment and Significant Customer Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of rigs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies, and other international exploration and production companies. The recently acquired Soehanah jackup rig is operating under a bareboat charter contract in place as of acquisition.

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business represented less than 4% of our total revenue for each of the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, all of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations.  Five customers accounted for approximately 27%, 22%, 18%, 16% and 12% of consolidated revenue for the three months ended March 31, 2019. Three customers accounted for approximately 46%, 17%, and 11% of consolidated revenue for the three months ended March 31, 2018.

Our revenue by country was as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
(unaudited, in thousands)
Congo	$7,379	$35,853
India	9,384	6,530
Gabon	6,350	—
Qatar	5,504	—
Malaysia	4,333	—
Other countries (a)	1,605	15,280
Total revenues	$34,555	$57,663
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned for the periods indicated.

Our property and equipment, net by country was as follows as of the dates indicated:

	March 31, 2019	December 31, 2018
(unaudited, in thousands)
Canary Islands	$218,588	$216,955
India	137,529	141,342
Indonesia	80,345	81,850
South Africa	160,486	164,239
Other countries (a)	177,662	182,917
Total property and equipment	$774,610	$787,303
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net as of the dates indicated.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2019 and our results of operations for the three months ended March 31, 2019 and 2018. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of April 22, 2019.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Gabon	Operating
Soehanah	2007	375	30,000	Indonesia	Operating (1)
Drillships (2)
Platinum Explorer	2010	12000	40,000	India	Operating
Titanium Explorer	2012	12000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12000	40,000	Egypt	Mobilizing
(1)	The Soehanah is currently under bareboat charter to an affiliate of P.T. Apexindo Pratama Duta Tbk.
(2)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Refinancing

On November 30, 2018, we issued $350.0 million in aggregate principal amount of 9.25% Senior Secured First Lien Notes due November 15, 2023 (“9.25% First Lien Notes”) in a private placement at par. The proceeds of the issuance were used (i) to repay all obligations under the Company’s then-existing $143.0 million initial term loans (the “2016 Term Loan Facility”) in place in connection with the Company’s pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code, and to terminate the credit agreement governing such facility, (ii) to redeem all of the Company’s then-outstanding 10% Senior Secured Second Lien Notes due 2020, (iii) to fund the remaining amounts to be paid in connection with our previously announced acquisition of the shares of Rig Finance Limited, pursuant to a share purchase agreement with Ship Finance International Limited, an entity that owns the Soehanah jackup rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes. The 9.25% First Lien Notes are guaranteed on a joint and several basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes will not be registered under the Securities Act or any state securities laws.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of March 31, 2019, we had $40.4 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

Other Outstanding Debt

As part of the Reorganization Plan, the Company issued 4,344,959 new ordinary shares of the reorganized Company (the “New Shares”) and $750.0 million of its 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”) to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the

Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of March 31, 2019, taking into account the payment of payment-in-kind (“PIK”) interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $177.66 of principal of Convertible Notes. As of March 31, 2019, we would be required to issue approximately 8.1 million New Shares if the Convertible Notes were converted.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency, in their January 2019 Oil Market Report, forecasts global oil demand growth estimates of 1.4 million barrels per day for 2019, up from demand growth of 1.3 million barrels per day in 2018. Although oil prices partially rebounded from the historical lows experienced during early 2016, reaching highs near $80 per barrel in early October 2018, oil prices continue to fluctuate, ending 2018 near $50 per barrel and currently trading around $70 per barrel. As a result of this price volatility and uncertainty for the future, operators have generally adopted a cautious approach to offshore capital expenditures.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe Offshore A.S. (“Bassoe”), there are currently 70 jackups and 29 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to June 2021. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Furthermore, according to Bassoe, 222 rigs (with an average age of approximately 36 years) have been removed from the drilling fleet since the oil price decline in 2014. Of these 222 rigs, 121 are floaters (semisubmersibles and drillships) and 101 are jackups. While we believe rig recycling to be an important element in bringing the supply of drilling rigs back into alignment with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2019.

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

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of March 31, 2019 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2019	2020	2019	2020	Beyond
Jackups	88%	18%	$61,137	$16,872	$—
Drillships	43%	30%	$36,687	$33,055	$—

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Three Months Ended March, 31
	2019	2018
Jackups
Rigs available (at end of period)	5	4
Available days (1)	360	414
Utilization (2)	98.4%	86.2%
Average daily revenues (3)	$58,214	$55,899
Deepwater
Rigs available	3	3
Available days (1)	270	270
Utilization (2)	32.5%	53.9%
Average daily revenues (3)	$106,705	$217,501

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

For the Three Months Ended March 31, 2019 and 2018

Net loss attributable to shareholders for the three months ended March 31, 2019 (the “Current Quarter”) was $47.9 million, or $9.58 per basic and diluted share, on operating revenues of $34.6 million, compared to net loss attributable to shareholders for the three months ended March 31, 2018 (the “Comparable Quarter”) of $32.1 million, or $6.43 per basic and diluted share, on operating revenues of $57.7 million.

The following table is an analysis of our operating results for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change
	2019	2018	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$29,980	$51,595	$(21,615)	-42%
Reimbursables and other	4,575	6,068	(1,493)	-25%
Total revenues	34,555	57,663	(23,108)	-40%
Operating costs and expenses
Operating costs	38,542	40,985	(2,443)	-6%
General and administrative	8,668	7,354	1,314	18%
Depreciation	18,533	17,868	665	4%
Total operating costs and expenses	65,743	66,207	(464)	-1%
Loss from operations	(31,188)	(8,544)	(22,644)	265%
Other income (expense)
Interest income	1,064	221	843	381%
Interest expense and financing charges	(15,815)	(19,271)	3,456	-18%
Other, net	182	(570)	752	-132%
Total other expense	(14,569)	(19,620)	5,051	-26%
Loss before income taxes	(45,757)	(28,164)	(17,593)	62%
Income tax provision	2,147	3,973	(1,826)	-46%
Net loss	(47,904)	(32,137)	(15,767)	49%
Net loss attributable to noncontrolling interests	(14)	—	(14)	**
Net loss attributable to shareholders	$(47,890)	$(32,137)	$(15,753)	49%

Revenue: Total revenue decreased 40% and contract drilling revenue decreased 42% for the Current Quarter as compared to the Comparable Quarter. The decrease in contract drilling revenue in the Current Quarter was primarily due to lower utilization of the Tungsten Explorer with completion of operations in West Africa in October 2018 resulting in $25.2 million decreased drilling revenue in the Current Quarter. This decrease was partially offset by higher revenue efficiency on the Platinum Explorer in the Current Quarter, which contributed an incremental $2.9 million in contract drilling revenue during the Current Quarter.

Reimbursables and other revenue for the Current Quarter decreased $1.5 million as compared to the Comparable Quarter.

Operating costs: Operating costs for the Current Quarter decreased 6% as compared to the Comparable Quarter. Deepwater operating costs for the Current Quarter decreased $4.8 million as compared to the Comparable Quarter due primarily to lower costs on the Tungsten Explorer, which did not operate in the Current Quarter. Jackup operating costs increased $2.2 million for the Current Quarter as compared to the Comparable Quarter. The Current Quarter included 57 more rig operating days with increased utilization on the Aquamarine Driller and the Topaz Driller during the Current Quarter; whereas the Comparable Quarter included a gain on disposal of the Vantage 260 in the amount of $2.9 million. Jackup operating costs in each of the Current Quarter and the Comparable Quarter included $1.6 million for non-cash amortization of the contract value acquired with the Vantage 260.

General and administrative expenses: Increases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to a $1.8 million increase in legal expenses associated with non-routine legal matters, primarily related to pursuing the collection of the Petrobras arbitration award. General and administrative expenses for the Current Quarter and for the Comparable Quarter include approximately $1.0 million and $1.7 million, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Quarter increased 4% as compared to the Comparable Quarter, due primarily to the acquisition of the Soehanah on December 31, 2018.

Interest income: Interest income for the Current Quarter increased $0.8 million as compared to the Comparable Quarter due to higher interest rates and to increased cash available for investing.

Interest expense and financing charges: Interest expense for the Current Quarter decreased 18% as compared to the Comparable Quarter due to decreased discount accretion on the Convertible Notes, which was fully amortized in February 2019. Interest expense includes non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $7.7 million and $14.3 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: Our functional currency is the U.S. dollar; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $0.2 million and a net foreign currency exchange loss of $0.6 million were included in other, net, for the Current Quarter and the Comparable Quarter, respectively.

Income tax provision: Income tax expense decreased in the Current Quarter as compared to the Comparable Quarter due to the changes in operations and decreased revenue. Our annualized effective tax rate for the Current Quarter is negative 4.34% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Quarter was negative 16.45% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt and gains or losses on disposal or transfer of assets.

Liquidity and Capital Resources

As of March 31, 2019, we had working capital of approximately $228.5 million, including approximately $216.0 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through December 31, 2019 of approximately $31.0 million. We anticipate capital expenditures through December 31, 2019 to be between approximately $11.4 million and approximately $14.0 million, including expenditures for a managed pressure drilling (an “MPD”) system, in order to increase the marketability of our drillships, and for sustaining capital and capital spares. As we obtain new contracts, we could incur reactivation and mobilization costs for the impacted rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through December 31, 2019, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $13.0 million and $15.9 million. As of March 31, 2019, we had $40.4 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The Tungsten Explorer’s most recently concluded drilling contract, which ended in October 2018, accounted for the highest dayrate of any of our other drillships’ drilling contracts for the current year. Vantage and ADES International Holding Ltd. (“ADES”), the London-listed offshore and onshore provider of oil and gas drilling and production services in the Middle East and Africa, through their subsidiaries, entered into a Shareholders’ Agreement to form a joint venture (the “ADES Joint Venture”) that will provide deepwater drilling services offshore of Egypt. The ADES Joint Venture, which is owned 51% by Vantage and 49 % by ADES, and known as ADVantage Drilling Services SAE, recently entered into a drilling services contract with Dana Gas Egypt Limited in March 2019 (the “Dana Gas Contract”), and the Tungsten Explorer is currently mobilizing to commence work under the Dana Gas Contract to preform drilling services offshore of Egypt. The term of the Dana Gas Contract is for one well, with operations estimated to last 77 days, and the client has the option to extend the term by up to three additional wells. Given current market conditions, the dayrate associated with this contract is lower than the rate associated with the previous drilling contract and it is unlikely that we will be able to secure additional drilling contracts at rates comparable to the previous rate in the near-term.

The table below includes a summary of our cash flow information for the periods indicated.

	Three Months Ended March 31
(unaudited, in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$(10,684)	$2,916
Investing activities	(2,184)	4,826
Financing activities	(315)	(5,458)

Changes in cash flows from operating activities are driven by changes in net income during the periods (see discussion of changes in net income in “Results of Operations” above).

Cash flows from investing activities in the Current Quarter are primarily for capital expenditures on an MPD system. Cash provided by the sale of the Vantage 260 and related drilling contract totaled $4.8 million in the Comparable Quarter. Other changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects.

Changes in cash flows from financing activities in the Comparable Quarter are primarily for an additional payment of $5.1 million on the 2016 Term Loan Facility required in conjunction with the sale of the Vantage 260.

The significant elements of our post-petition debt and 9.25% First Lien Notes are described in “Note 6. Debt” to our unaudited consolidated financial statements included elsewhere in this report.

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

Critical Accounting Policies and Accounting Estimates

The preparation of unaudited financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are included in Note 2 to our audited consolidated financial statements for the year ended December 31, 2018, included in our annual report on Form 10-K filed with the SEC on March 14, 2019. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates.

Our critical accounting policies are those related to fresh-start accounting, property and equipment, impairment of long-lived assets, rig and equipment certifications, intangible assets, contract revenues, leases and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II of our annual report on Form 10-K for the year ended December 31, 2018.

During the quarter ended March 31, 2019, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Change in accounting for lease arrangements (Adoption of ASC Topic 842).

We adopted ASU No. 2016-02, Leases (ASC 842) on January 1, 2019 electing to apply the standard prospectively and not restating comparative periods. This ASU requires that substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted this ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Under this method of adoption, the ASU did not have an impact on our consolidated results of operations or cash flows. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. We will continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases." In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and non-lease components for all classes of underlying assets. As a lessee, we also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $8.3 million as of March 31, 2019.

Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have determined that the non-lease service component of our drilling contracts is the predominant element of the combined component and continue to account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. The bareboat charter contract on the recently acquired Soehanah jackup rig is considered a new lease as of the acquisition date and is accounted for as an operating lease under the new standard.

Recent Accounting Standards: See “Note 2. Basis of Presentation and Significant Accounting Policies” to our unaudited consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk: As of March 31, 2019, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2019, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 9. Commitments and Contingencies” located in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.01	03/08/19
4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18
4.2	Second Lien Indenture, dated as of February 10, 2016, by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent		8-K	333-159299-15	4.2	02/17/16
4.3	Third Lien Indenture, dated as of February 10, 2016, by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent		8-K	333-159299-15	4.3	02/17/16
4.4	Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016		S-1	333-212081	4.4	06/16/16
4.5	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	02/17/16
4.6	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	03/08/19
4.7	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto		8-K	333-159299-15	10.2	02/17/16
4.8	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16

4.9	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
12.1	Statement re Computation of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

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

VANTAGE DRILLING INTERNATIONAL

Date: May 9, 2019	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)