Form 10-Q
period 2019-06-30
VANTAGE DRILLING INTERNATIONAL
filed 2019-08-14
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of Vantage Drilling International ordinary shares outstanding as of July 25, 2019 is 5,000,053 shares.

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
•

our ability to prevail in the defense of any appeal by the Petrobras Parties (as defined below) due to legal, procedural and other risks associated with confirming and enforcing arbitration awards in such circumstances;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$886,343	$224,967
Restricted cash	5,640	10,362
Trade receivables	31,478	28,431
Inventory	45,461	45,195
Prepaid expenses and other current assets	19,552	17,278
Total current assets	988,474	326,233
Property and equipment
Property and equipment	1,002,161	996,139
Accumulated depreciation	(245,393)	(208,836)
Property and equipment, net	756,768	787,303
Operating lease right-of-use assets	7,682	-
Other assets	13,483	16,026
Total assets	$1,766,407	$1,129,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$107,899	$44,372
Accrued liabilities	33,653	17,983
Total current liabilities	141,552	62,355
Long–term debt, net of discount and financing costs of $7,240 and $12,914	1,118,552	1,109,011
Other long-term liabilities	27,260	22,889
Commitments and contingencies (Note 9)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated earnings (deficit )	104,169	(438,670)
Controlling interest shareholders' equity	478,146	(64,693)
Noncontrolling interests	897	-
Total equity	479,043	(64,693)
Total liabilities and shareholders’ equity	$1,766,407	$1,129,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Contract drilling services	$35,765	$55,183	$65,745	$106,778
Contract termination revenue	594,029	—	594,029	—
Reimbursables and other	6,589	5,278	11,164	11,346
Total revenue	636,383	60,461	670,938	118,124
Operating costs and expenses
Operating costs	38,081	44,650	76,623	85,635
General and administrative	70,702	6,278	79,370	13,632
Depreciation	18,499	17,711	37,032	35,579
Total operating costs and expenses	127,282	68,639	193,025	134,846
Income (loss) from operations	509,101	(8,178)	477,913	(16,722)
Other income (expense)
Interest income	108,305	220	109,369	441
Interest expense and other financing charges	(10,435)	(19,412)	(26,250)	(38,683)
Other, net	(58)	(514)	124	(1,084)
Total other expense	97,812	(19,706)	83,243	(39,326)
Income (loss) before income taxes	606,913	(27,884)	561,156	(56,048)
Income tax provision	16,454	3,210	18,601	7,183
Net income (loss)	590,459	(31,094)	542,555	(63,231)
Net loss attributable to noncontrolling interests	(270)	—	(284)	—
Net income (loss) attributable to shareholders	$590,729	$(31,094)	$542,839	$(63,231)
Earnings (loss) per share
Basic	$116.96	$(6.22)	$107.60	$(12.65)
Diluted	$116.86	$(6.22)	$107.38	$(12.65)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Six-Month Period Ended June 30, 2018
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2018	5,000	$5	$373,972	$(297,202)	$—	$76,775
Net loss	—	—	—	(32,137)	—	(32,137)
Balance March 31, 2018	5,000	$5	$373,972	$(329,339)	$—	$44,638
Net loss	—	—	—	(31,094)	—	(31,094)
Balance June 30, 2018	5,000	$5	$373,972	$(360,433)	$—	$13,544

	Six-Month Period Ended June 30, 2019
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2019	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Contributions from holders of noncontrolling interest	—	—	—	—	122	122
Net loss	—	—	—	(47,890)	(14)	(47,904)
Balance March 31, 2019	5,000	$5	$373,972	$(486,560)	$108	$(112,475)
Contributions from holders of noncontrolling interest	—	—	—	—	1,059	1,059
Net income (loss)	—	—	—	590,729	(270)	590,459
Balance June 30, 2019	5,000	$5	$373,972	$104,169	$897	$479,043

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$542,555	$(63,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	37,032	35,579
Amortization of debt financing costs	807	234
Amortization of debt discount	5,354	24,647
Amortization of contract value	1,643	3,130
PIK interest on the Convertible Notes	3,845	3,823
Share-based compensation expense	2,064	3,772
Deferred income tax expense	497	592
Loss (gain) on disposal of assets	109	(2,524)
Changes in operating assets and liabilities:
Trade receivables	(3,047)	4,289
Inventory	(266)	63
Prepaid expenses and other current assets	(2,274)	(3,833)
Other assets	2,641	865
Accounts payable	63,527	3,366
Accrued liabilities and other long-term liabilities	8,799	(2,441)
Net cash provided by operating activities	663,286	8,331
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(6,606)	(771)
Down payment on Soehanah acquisition	—	(15,000)
Proceeds from sale of Vantage 260	—	4,660
Net cash used in investing activities	(6,606)	(11,111)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(5,815)
Contributions from holders of noncontrolling interest	1,181	—
Debt issuance costs	(487)	—
Net cash provided by (used in) financing activities	694	(5,815)
Net increase (decrease) in cash and cash equivalents	657,374	(8,595)
Unrestricted and restricted cash and cash equivalents—beginning of period	239,387	195,455
Unrestricted and restricted cash and cash equivalents—end of period	$896,761	$186,860
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$14,891	$10,014
Income taxes (net of refunds)	4,422	7,374
Non-cash investing and financing transactions:
Payment of interest in kind on the Convertible Notes	3,867	3,824

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

Joint Venture

On November 15, 2017, Vantage and ADES International Holding Ltd., the London-listed offshore and onshore provider of oil and gas drilling and production services in the Middle East and Africa (“ADES”), through their subsidiaries, entered into a Shareholders’ Agreement to form an entity named ADVantage Drilling Services SAE (“ADVantage”) to provide deepwater drilling services offshore of Egypt.  ADVantage, which is a joint venture owned 51% by Vantage and 49 % by ADES, commenced a drilling services contract with Dana Gas Egypt Limited in May 2019 (the “Dana Gas Contract”) to perform deepwater drilling services offshore of Egypt. The term of the Dana Gas Contract is for one well, with operations estimated to last 77 days, and Dana Gas Egypt Limited has the option to extend the term by up to three additional wells.

Drilling Services Contracts

On June 28, 2019, CPOC Malaysia, through Olio Energy SDN Bhd, exercised a 180-day contract option for our premium jackup, the Aquamarine Driller, to perform drilling services in the Malaysia-Thailand Joint Development Area.

Refinancing

On November 30, 2018, we issued $350.0 million in aggregate principal amount of 9.25% Senior Secured First Lien Notes due November 15, 2023 (the “9.25% First Lien Notes”) in a private placement at par. The proceeds of the issuance were used (i) to repay all obligations under the Company’s then-existing $143.0 million initial term loans (the “2016 Term Loan Facility”) in place in connection with the Company’s pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code, and to terminate the credit agreement governing such facility, (ii) to redeem all of the Company’s then-outstanding 10% Senior Secured Second Lien Notes due 2020 (the “10% Second Lien Notes”), (iii) to fund the remaining amounts to be paid in connection with our acquisition of the shares of Rig Finance Limited, pursuant to a share purchase agreement with Ship Finance International Limited, an entity that owns the Soehanah jackup rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes. The 9.25% First Lien Notes are guaranteed on a joint and several basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes will not be registered under the Securities Act or any state securities laws.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of June 30, 2019, we had $40.4 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

On July 8, 2019, we commenced an offer (the “Offer”) to repurchase up to $75.0 million of the 9.25% First Lien Notes at a purchase price equal to 100.0% of the principal of the 9.25% First Lien Notes to be repurchased, plus accrued and unpaid interest and additional amounts, if any, but not including, the date fixed for the purchase of the 9.25% First Lien Notes tendered pursuant to the Offer.  The Offer to purchase for cash was made pursuant to the terms of the indenture, dated November 30, 2018 (the “Indenture”) governing the 9.25% First Lien Notes in connection with the receipt by our subsidiaries, Vantage Deepwater Company (“VDEEP”) and Vantage Deepwater Drilling, Inc. (“VDDI”), of approximately $690.8 million and $10.1 million, respectively, on June 21, 2019 on account of the award resulting from the action by VDEEP and VDDI against the Petrobras Parties (as described below). In accordance with Indenture, we were required to offer to purchase at least $75.0 million of the 9.25% First Lien Notes in accordance with the terms thereof.  As of 11:59pm New York City time, on August 2, 2019, the expiration date of the Offer, no 9.25% First Lien Notes were tendered for purchase. Accordingly, the Company has concluded its obligation under the Indenture to conduct such offer, and, in accordance with the terms of the Indenture, the proceeds from the Agreement (as described below) (net of direct costs relating to the recovery thereof) will be available for use by the Company without any restrictions under the Indenture.

Drilling Contract Arbitration

On August 31, 2015, Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services, BV (“PVIS”), both subsidiaries of Petroleo Brasileiro S.A. (“Petrobras,” and together with PAI and PVIS, the “Petrobras Parties”), notified the Company of the termination of the Agreement for the Provision of Drilling Services for the Titanium Explorer dated February 4, 2009 (the “Drilling Contract”) between PVIS and VDEEP and which had been novated to PAI and VDDI, claiming the Company had breached its obligations under the Drilling Contract. VDEEP and VDDI are both wholly-owned subsidiaries of the Company.  We immediately filed an international arbitration claim against the Petrobras Parties, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued an award in favor of VDEEP and VDDI (the “Award”). The tribunal found that the Petrobras Parties breached the Drilling Contract, and awarded VDEEP and VDDI damages in the aggregate amount of $622.0 million against the Petrobras Parties, and dismissed the counterclaims made by the Petrobras Parties against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the awarded sums.  In accordance with the terms of the Award, each of the Company and the Petrobras Parties bore its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, were borne equally by both sides.

On July 2, 2018, VDEEP and VDDI filed a petition (the “Petition”) in the U.S. District Court for the Southern District of Texas (the U.S. District Court – Texas”) to confirm the Award against the Petrobras Parties. On August 31, 2018, the Petrobras Parties filed with the U.S. District Court – Texas, among other things, a response to the Petition and a motion to vacate the Award (the “Response and Motion to Vacate”). The U.S. District Court heard both the Petition and the Response and Motion to Vacate on March 8, 2019.

On May 20, 2019, the U.S. District Court – Texas granted the Petition to confirm the Award against the Petrobras Parties and denied the motion to vacate the Award. On May 22, 2019, the U.S. District Court – Texas rendered its final judgment in favor of VDEEP and VDDI in the amount of approximately $734.0 million.

Separately, in connection with enforcing the Award against the Petrobras Parties, VDEEP and VDDI secured an order from the Amsterdam District Court in the Netherlands on August 22, 2018, which froze certain assets of Petrobras and PVIS in the Netherlands that we believe are valued in excess of our claim at this time. On November 15, 2018, VDEEP and VDDI filed a petition in the Court of Appeals in The Hague, the Netherlands, to recognize and enforce the Award against the Petrobras Parties in the Netherlands (the “Dutch Enforcement Action”).  On March 1, 2019, the Petrobras Parties filed a statement of defense with the Court of Appeals, and the Court of Appeals heard the petition of VDEEP and VDDI and the Petrobras Parties’ statement of defense on May 14, 2019.

On June 20, 2019, VDEEP and VDDI entered into an agreement (the “Agreement”) with the Petrobras Parties relating to the Award issued in favor of VDEEP and VDDI. The Agreement considered the Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%. Pursuant to the Agreement, PVIS agreed to pay VDEEP $690,810,875 and PAI agreed to pay VDDI $10,128,565 (collectively, the “Payments”), in full satisfaction and payment of the Award and the related judgment  entered by the United States District Court in the Southern District of Texas confirming the Award (the “Judgment”). Neither party released any of its claims, except for certain claims in respect of certain pre-judgement attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Payments in full on June 21, 2019.  The Petrobras Parties subsequently filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking a reversal of the Judgment, which confirmed the Award and denied their motion for vacatur.  We believe there is no basis for reversal and intend to vigorously contest the appeal.

Under the Agreement, VDEEP and VDDI were required to take actions in order to release liens on certain Petrobras assets located in the United States and the Netherlands. In addition, the parties agreed under the Agreement to a stay of the Dutch Enforcement Action until such time as there is a final, non-appealable judgment in the U.S. proceedings or until such time as the Petrobras Parties assert a claim for reimbursement of all or any part of the Payments, whichever is earlier.

In light of the retention by the Petrobras Parties of their rights, including the right to appeal the Judgment, the Petrobras Parties may assert a claim for the return of all or a portion of the Payments made to satisfy the Award in the event the Judgment is overturned on appeal. The Company can provide no assurances as to the ultimate outcome of any such appeals. In addition, the Payments received by VDEEP and VDDI will be subject to reductions due to currently owed and future legal fees (including, among others, a contingency fee equal to 10% of the Payments) and any applicable taxes. Accordingly, no assurances can be given as to the amount of the Payments to be ultimately realized by the Company.

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

On April 12, 2019, we filed an interlocutory appeal with the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil (the “Brazilian Appellate Court”), the appellate court hearing appeals in the “Car Wash” cases, to stay the seizure and freezing order of the Brazilian Federal Court.

On May 20, 2019, the Company announced that the Brazilian Appellate Court ruled in favor of the Company’s appeal to stay the seizure and freezing order of the Brazilian Federal Court. The foregoing ruling is still subject to confirmation by a three-judge panel, and is subject to appeal, and the Company can offer no assurances that the stay will be confirmed or as to the outcome of any appeal thereof. The Company has communicated the Brazilian Appellate Court’s ruling to the U.S. Department of Justice (the “DOJ”), and has asked the Brazilian Federal Court to do the same. On July 18, 2019, the Company announced that the Brazilian Government made a filing with the Brazilian Federal Court reporting that the DOJ has advised the Brazilian Ministry of Justice that it would not be possible for the DOJ to comply with the mutual assistance request in respect of the asset freeze order.  The Company also announced that it learned from the Brazilian Ministry of Justice that the DOJ’s response to the request for mutual assistance stated that no legal grounds existed for the implementing the requested asset freeze, and that the DOJ was returning the request without taking action and considers the matter concluded.

The Company intends to continue to vigorously defend against the allegations made in the underlying improbity action.  However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2018 is derived from our December 31, 2018 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

ADVantage is a joint venture company formed to operate deepwater drilling rigs in Egypt. We determined that ADVantage met the criteria of a variable interest entity for accounting purposes because its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support from us. We also determined that we are the primary beneficiary for accounting purposes since we have the (a) power to direct the operating activities, which are the activities that most significantly impact the entity’s economic performance, and (b) obligation to absorb losses or the right to receive a majority of the benefits that could be potentially significant to the variable interest entity. As a result, we consolidate ADVantage in our consolidated financial statements, we eliminate intercompany transactions and we present the interests that are not owned by us as noncontrolling interest in our consolidated balance sheet. The carrying amount associated with ADVantage, after eliminating the effect of intercompany transactions was as follows:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Assets	$6,148	$—
Liabilities	4,316	—
Net carrying amount	$1,832	$—

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated initial useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated initial useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in operating costs or general and administrative expenses, depending on the nature of the asset. In each of the three and six months ended June 30, 2019, we recognized a net loss of approximately $0.1 million related to the sale or retirement of assets. For the three and six months ended June 30, 2018, we recognized a net loss of approximately $0.2 million and a net gain of approximately $2.5 million, respectively, related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on February 10, 2016 (the “Effective Date”), an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of June 30, 2019; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset was amortized on a straight-line basis over the two-year term of the drilling contract, which ended in April 2019. We recognized approximately $86,000 and $1.6 million of amortization expense for intangible assets for the three and six months ended June 30, 2019, respectively, and approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2018, respectively.

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Payment terms on customer invoices typically range from 30 to 45 days. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of June 30, 2019 and December 31, 2018.

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

Earnings (loss) per Share: We compute basic and diluted earnings per share (“EPS”) in accordance with the two-class method. We include restricted stock units granted to employees that contain non-forfeitable rights to dividends as such grants are considered participating securities. Basic earnings (loss) per share are based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted EPS are computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	5,051	5,000	5,045	5,000
Restricted share equity awards	5	—	10	—
Adjusted weighted average ordinary shares outstanding for diluted EPS	5,055	5,000	5,055	5,000

The following is a detail of the number of shares excluded from diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Convertible notes	8,075	7,995	8,075	7,995
Restricted share equity awards	—	32	—	29
Future potentially dilutive ordinary shares excluded from diluted EPS	8,075	8,027	8,075	8,024

The ordinary shares issuable upon the conversion of the Company’s 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”), if converted, are excluded as the effect of including convertible debt and the related adjustments to income under the “if-converted” method of computing diluted earnings per share is anti-dilutive for the applicable periods.

Functional Currency: We consider the U.S. dollar to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in U.S. dollars, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in other, net. For the three and six months ended June 30, 2019, we recognized a net loss of approximately $0.1 million and a net gain of approximately $0.1 million, respectively, related to currency exchange rates. For the three and six months ended June 30, 2018, we recognized net losses of approximately $0.5 million and $1.1 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At June 30, 2019, the fair value of the 9.25% First Lien Notes and the Convertible Notes was approximately $362.3 million and $702.7 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

Recently Adopted Accounting Standards:

We adopted ASU No. 2016-02, Leases (ASC 842) on January 1, 2019 electing to initially apply the standard on a modified retrospective basis as of January 1, 2019 and to not restate comparative periods as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Accordingly, we continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases." The new lease standard requires that substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The adoption of the standard did not have an impact on our consolidated results of operations or cash flows. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and non-lease components for all classes of underlying assets. As a lessee, we also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $9.2 million as of January 1, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU, and the related ASU’s issued subsequently by the FASB, introduce a new model for recognizing credit losses on financial assets held at the reporting date based on an estimate of current expected credit losses. The new model will apply to: (i) loans, accounts receivable, trade receivables and other financial assets measured at amortized cost; (ii) loan commitments and certain other off-balance sheet credit exposures; (iii) debt securities and other financial assets measured at fair value through other comprehensive income (loss); and (iv) beneficial interests in securitized financial assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

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

The integrated drilling services that we perform under each drilling contract represent a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods.

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

Contract Termination Revenue. On June 20, 2019, VDEEP and VDDI entered into the Agreement with the Petrobras Parties relating to the Award issued in favor of VDEEP and VDDI. The Agreement considered the Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%. Pursuant to the Agreement, PVIS agreed to pay VDEEP $690,810,875 and PAI agreed to pay VDDI $10,128,565, in full satisfaction and payment of the Award and the Judgment. Neither party released any of its claims, except for certain claims in respect of certain pre-judgement attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Payments in full on June 21, 2019. The Petrobras Parties subsequently filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking a reversal of the Judgment, which confirmed the Award and denied their motion for vacatur. We believe there is no basis for reversal and intend to vigorously contest the appeal.

For the three and six months ended June 30, 2019, we recognized approximately $594.0 million in “Contract termination revenue” and $106.9 million in “Interest income” associated with the Payments.

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$20,749	$13,724	$100	$34,573	$19,750	$34,578	$304	$54,632
Contract termination revenue	—	594,029	—	594,029	—	—	—	—
Charter lease revenue	972	—	—	972	—	—	—	—
Amortized revenue	710	582	—	1,292	273	582	—	855
Reimbursable revenue	2,239	2,948	330	5,517	2,074	1,735	1,165	4,974
Total revenue	$24,670	$611,283	$430	$636,383	$22,097	$36,895	$1,469	$60,461

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$41,117	$22,502	$401	$64,020	$39,699	$65,648	$605	$105,952
Contract termination revenue	—	594,029	—	594,029	—	—	—	—
Charter lease revenue	1,885	—	—	1,885	—	—	—	—
Amortized revenue	969	1,157	—	2,126	274	1,157	—	1,431
Reimbursable revenue	4,458	2,909	1,511	8,878	5,201	3,312	2,228	10,741
Total revenue	$48,429	$620,597	$1,912	$670,938	$45,174	$70,117	$2,833	$118,124

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Current contract cost assets	$249	$774
Noncurrent contract cost assets	2,669	3,999
Current contract revenue liabilities	1,463	2,309
Noncurrent contract revenue liabilities	3,267	4,424

Significant changes in contract cost assets and contract revenue liabilities during the three months ended June 30, 2019 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2018	$4,773	$6,733
Increase (decrease) due to contractual changes	386	856
Decrease due to recognition of revenue	(2,241)	(2,859)
Balance as of June 30, 2019 (1)	$2,918	$4,730
(1)

We expect to recognize contract revenues of approximately $2.6 million during the remaining six months of 2019 and $2.1 million thereafter related to unsatisfied performance obligations existing as of June 30, 2019.

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

4. Acquisitions

On June 13, 2018, we entered into a share purchase agreement with Ship Finance International Limited to acquire the shares of Rig Finance Limited, an entity that owns the Soehanah jackup rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig Finance Limited is a party, for $84.6 million, subject to certain adjustments for working capital and liabilities of the entity not discharged by the acquisition date. We made a down payment of $15.0 million in connection with the execution of the share purchase agreement, and the remaining $69.6 million was paid at closing on December 31, 2018. In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter.

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

The components of lease expense were as follows:

(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	Operating costs	$1,348	$2,616
Operating lease cost(1)	General and administrative	296	590
Sublease income	Operating costs	(103)	(222)
Sublease income	General and administrative	(75)	(144)
Total operating lease cost		$1,466	$2,840
(1)	Short term lease costs were $0.1 million and $0.4 million during the three and six months ended June 30, 2019, respectively.

Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheet	June 30, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$7,682
Total leased assets		$7,682
Liabilities:
Current operating	Accrued liabilities	$3,846
Noncurrent operating	Other long-term liabilities	4,148
Total lease liabilities		$7,994

As of June 30, 2019, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining six months of 2019	$2,089
2020	3,554
2021	1,321
2022	1,313
2023	903
Thereafter	-
Total future lease payments	$9,180
Less imputed interest	(1,186)
Present value of lease obligations	$7,994

As of June 30, 2019, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 2.9 years, respectively. Right-of-use assets and lease liabilities recorded for leases commencing during the quarter ended June 30, 2019 were insignificant.

As of December 31, 2018, maturities of lease liabilities as presented under Topic 840 were as follows:

(unaudited, in thousands)	Operating Leases
2019	$4,035
2020	3,465
2021	1,321
2022	1,313
2023	903
Thereafter	-
Total future minimum lease payments	$11,037

The bareboat charter contract on our recently acquired Soehanah jackup rig is accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operations. We expect to receive lease payments of approximately $2.6 million during the remaining six month bareboat charter term. In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter.

6. Debt

Our debt was composed of the following, as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $7,240 and $7,560, respectively	$342,760	$342,439
Convertible Notes, net of discount of $0 and $5,354, respectively	775,792	766,572
	1,118,552	1,109,011
Less current maturities of long-term debt	—	—
Long-term debt, net	$1,118,552	$1,109,011

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We had issued $9.6 million in letters of credit under this facility as of June 30, 2019.

On July 8, 2019, we commenced the Offer to repurchase up to $75.0 million of the 9.25% First Lien Notes at a purchase price equal to 100.0% of the principal of the 9.25% First Lien Notes to be repurchased, plus accrued and unpaid interest and additional amounts, if any, but not including, the date fixed for the purchase of the 9.25% First Lien Notes tendered pursuant to the Offer.  The Offer to purchase for cash was made pursuant to the terms of the indenture governing the 9.25% First Lien Notes in connection with the receipt by our subsidiaries, VDEEP and VDDI, of approximately $690.8 million and $10.1 million, respectively, on June 21, 2019 on account of the award resulting from the action by VDEEP and VDDI against the Petrobras Parties. In accordance with the indenture governing the 9.25% First Lien Notes, we were required to offer to purchase at least $75.0 million of the 9.25% First Lien Notes in accordance with the terms thereof.  As of 11:59pm New York City time, on August 2, 2019, the expiration date of the Offer, no 9.25% First Lien Notes were tendered for purchase. Accordingly, the Company has concluded its obligation under the Indenture to conduct such offer, and, in accordance with the terms of the Indenture, the proceeds from the Agreement (net of direct costs relating to the recovery thereof) will be available for use by the Company without any restrictions under the Indenture.

1%/12% Step-Up Senior Secured Third Lien Convertible Notes. As part of the Reorganization Plan, the Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of June 30, 2019, taking into account the payment of payment-in-kind interest (“PIK”) on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $178.55 of principal of Convertible Notes. As of June 30, 2019, we would be required to issue approximately 8.1 million New Shares if the Convertible Notes were converted.

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

In the event of a change in control, the holders of the Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101.0% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at June 30, 2019 and December 31, 2018, respectively.

On June 7, 2019, the Company announced that its board of directors had approved the conversion of all of the Convertible Notes into ordinary shares of the Company (the “Conversion”) to take effect on or as promptly as practicable after July 1, 2019, subject to the satisfaction of certain conditions required by the indenture governing the Convertible Notes.

The Company then announced on July 18, 2019 that, in light of the Agreement between the Petrobras Parties and certain of the Company’s subsidiaries, the board of directors of the Company has decided to reevaluate whether it is in the best interests of the Company and its shareholders to proceed with the Conversion of the Convertible Notes into ordinary shares at this point in time. Accordingly, no action is being undertaken by the Company at the current time to proceed with the Conversion.

.

7. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy on the Effective Date, we issued 5,000,053 ordinary shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the Company’s $61.5 million promissory note (the “VDC Note”). As of June 30, 2019, 5,000,053 ordinary shares were issued and outstanding.

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

Time-based restricted stock units (“TBGs”) granted under the 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a qualified liquidity event as defined in the 2016 Amended MIP (a “QLE”). Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. Performance-based restricted stock units (“PBGs”) granted under the 2016 Amended MIP contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined Total Enterprise Value (“TEV”) targets specified in the grants. No awards were granted to employees or directors during the six months ended June 30, 2019 and 2018. In the six months ended June 30, 2019, 18,889 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. We recognized approximately $2.1 million and $3.8 million of share-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. As of June 30, 2019, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

8. Income Taxes

We are a Cayman Islands entity. The Cayman Islands do not impose corporate income taxes. We do not have any domestic earnings; all of our earnings are foreign. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or as withholding taxes on revenue. Determination of income tax expense in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Our income tax expense may vary substantially from one period to another as a result of changes in the tax laws, regulations, agreements and treaties, foreign currency exchange restrictions and fluctuations, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense, gains or losses on disposal or transfer of assets, reorganization expenses and write-off of development costs.

Deferred income tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax bases of assets and liabilities using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse. Deferred tax assets are also provided for certain tax losses and tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We do not establish deferred tax liabilities for certain of our foreign earnings that we intend to indefinitely reinvest to finance foreign activities.

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

Matters Related to the Reorganization Plan

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Mr. Hsin-Chi Su and his company, F3 Capital, filed two appeals before the United States District Court for the District of Delaware (the “U.S. District Court – Delaware”) seeking a reversal of (i) the Court’s determination that Mr. Hsin-Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. On June 21, 2019, the U.S. District Court – Delaware rendered a decision affirming the U.S. Bankruptcy Court’s confirmation order relating to the Reorganization Plan.  As Mr. Hsin-Chi Su and F3 Capital did not file a subsequent appeal of the U.S. District Court – Delaware’s decision within the prescribed period of time, the order of the U.S. District Court- Delaware constitutes a final, non-appealable order and therefore the foregoing matter is closed.

On January 10, 2019, Mr. Hsin-Chi Su and F3 Capital filed a declaratory action against us in the U.S. District Court – Delaware seeking a ruling from the court that the confirmation of the Reorganization Plan does not prevent Mr. Hsin-Chi Su or F3 Capital from suing the Company for certain unspecified claims based on a theory of fraud alleged to be valued in excess of $2.0 billion. On March 4, 2019, we filed a motion to dismiss with the court, to which Mr. Hsin-Chi Su and F3 Capital filed a response and to which we subsequently filed a reply. We intend to vigorously defend against these claims, which we deem to be meritless. However, we cannot predict with certainty the ultimate decision by the court with respect to Mr. Hsin-Chi Su’s request.

Drilling Contract Arbitration

On August 31, 2015, PAI and PVIS, both subsidiaries of Petrobras, notified the Company of the termination of the Drilling Contract between PVIS and VDEEP and which had been novated to PAI and VDDI, claiming the Company had breached its obligations under the Drilling Contract. VDEEP and VDDI are both wholly-owned subsidiaries of the Company. We immediately filed an international arbitration claim against the Petrobras Parties, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued the Award in favor of VDEEP and VDDI. The tribunal found that the Petrobras Parties breached the Drilling Contract, and awarded VDEEP and VDDI damages in the aggregate amount of $622.0 million against the Petrobras Parties, and dismissed the Petrobras Parties’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the Award. In accordance with the terms of the Award, each of the Company and Petrobras bore its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, were borne equally by both sides.

On July 2, 2018, VDEEP and VDDI filed the Petition in the U.S. District Court for the Southern District of Texas (the “U.S. District Court – Texas”) to confirm the Award against the Petrobras Parties. On August 31, 2018, the Petrobras Parties filed with the U.S. District Court – Texas, among other things, the Response and Motion to Vacate. On March 8, 2019, the U.S. District Court – Texas heard both the Petition and the Response and Motion to Vacate.

On May 20, 2019, the U.S. District Court – Texas granted the Petition to confirm the Award against the Petrobras Parties and denied the Petrobras Parties’ motion to vacate the Award.  On May 22, 2019, the U.S. District Court – Texas rendered its final judgment in favor of VDEEP and VDDI in the amount of approximately $734.0 million.

Separately, in connection with enforcing the Award against the Petrobras Parties, VDEEP and VDDI secured an order from the Amsterdam District Court in the Netherlands on August 22, 2018, which froze certain assets of Petrobras and PVIS in the Netherlands that we believe are valued in excess of our claim at this time. On November 15, 2018, VDEEP and VDDI filed a petition in the Court of Appeals in The Hague, the Netherlands, to recognize and enforce the Award.  On March 1, 2019, the Petrobras Parties filed their statement of defense with the Court of Appeals.  The Court of Appeals heard the petition of VDEEP and VDDI and the Petrobras Parties’ statement of defense on May 14, 2019.

On June 20, 2019, VDEEP and VDDI entered into the Agreement with the Petrobras Parties relating to the Award issued in favor of VDEEP and VDDI. The Agreement considered the Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%. Pursuant to the Agreement, PVIS agreed to pay VDEEP $690,810,875 and PAI agreed to pay VDDI $10,128,565, in full satisfaction and payment of the Award and the Judgment. Neither party released any of its claims, except for certain claims in respect of certain pre-judgement attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Payments in full on June 21, 2019.  The Petrobras Parties filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking a reversal of the Judgment, which confirmed the Award and denied their motion for vacatur. We believe there is no basis for reversal and intend to vigorously contest the appeal.

Under the Agreement, VDEEP and VDDI were required to take actions in order to release liens on certain Petrobras assets in the United States and the Netherlands. In addition, the parties agreed under the Agreement to a stay of the Dutch Enforcement Action until such time as there is a final, non-appealable judgment in the U.S. proceedings or until such time as the Petrobras Parties assert a claim for reimbursement of all or any part of the Payments, whichever is earlier.

In light of the retention by the Petrobras Parties of their rights, including the right to appeal the U.S. judgment, the Petrobras Parties may assert a claim for the return of all or a portion of the Payments made to satisfy the Award in the event the U.S. judgment is overturned on appeal. The Company can provide no assurances as to the ultimate outcome of any such appeals. In addition, the Payments received by VDEEP and VDDI will be subject to reductions due to currently owed and future legal fees (including, among others, a contingency fee equal to 10% of the Payments) and any applicable taxes. Accordingly, no assurances can be given as to the amount of the Payments to be ultimately realized by the Company.

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

On April 12, 2019, we filed an interlocutory appeal with the Brazilian Appellate Court, the appellate court hearing appeals in the “Car Wash” cases, to stay the seizure and freezing order of the Brazilian Federal Court.

On May 20, 2019, the Company announced that the Brazilian Appellate Court ruled in favor of the Company’s appeal to stay the seizure and freezing order of the Brazilian Federal Court. The foregoing ruling is still subject to confirmation by a three-judge panel, and is subject to appeal, and the Company can offer no assurances that the stay will be confirmed or as to the outcome of any appeal thereof. The Company has communicated the Brazilian Appellate Court’s ruling to the DOJ, and has asked the Brazilian Federal Court to do the same. On July 18, 2019, the Company announced that the Brazilian Government made a filing with the Brazilian Federal Court reporting that the DOJ has advised the Brazilian Ministry of Justice that it would not be possible for the DOJ to comply with the mutual assistance request in respect of the asset freeze order.  The Company also announced that it learned from the Brazilian Ministry of Justice that the DOJ’s response to the request for mutual assistance stated that no legal grounds existed for the implementing the requested asset freeze, and that the DOJ was returning the request without taking action and considers the matter concluded.

The Company intends to continue to vigorously defend against the allegations made in the underlying improbity action.  However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us.

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

10. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Sales tax receivable	$9,455	$10,145
Income tax receivable	1,313	874
Prepaid insurance	2,322	660
Other receivables	1,408	1,634
Current deferred contract costs	249	774
Other	4,805	3,191
	$19,552	$17,278

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Drilling equipment	$963,540	$962,618
Assets under construction	19,045	13,969
Office and technology equipment	18,452	18,452
Leasehold improvements	1,124	1,100
	1,002,161	996,139
Accumulated depreciation	(245,393)	(208,836)
Property and equipment, net	$756,768	$787,303

Other Assets

Other assets consisted of the following as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Noncurrent restricted cash	$4,778	$4,058
Contract value, net	—	1,643
Deferred certification costs	3,531	3,548
Noncurrent deferred contract costs	2,669	3,999
Deferred income taxes	1,394	1,844
Other noncurrent assets	1,111	934
	$13,483	$16,026

Accrued Liabilities

Accrued liabilities consisted of the following as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Interest	$4,158	$2,827
Compensation	4,430	7,013
Income taxes payable	17,099	3,175
Current deferred revenue	1,463	2,309
Current portion of operating lease liabilities	3,846	—
Other	2,657	2,659
	$33,653	$17,983

  Long-term Liabilities

Long-term liabilities consisted of the following as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Noncurrent deferred revenue	$3,267	$4,424
Deferred income taxes	768	720
2016 MIP	13,629	11,565
Noncurrent operating lease liabilities	4,148	—
Other non-current liabilities	5,448	6,180
	$27,260	$22,889

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Cash and cash equivalents	$886,343	$224,967
Restricted cash	5,640	10,362
Restricted cash included within Other Assets	4,778	4,058
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$896,761	$239,387

Restricted cash as of June 30, 2019 and December 31, 2018 represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

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

Related Party Transactions

In connection with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of June 30, 2019, accounts receivable from ADES totaled approximately $1.8 million and accounts payable to ADES totaled approximately $2.5 million, included in “Trade receivables” and “Accounts payables,” respectively.

Except for the foregoing, we had no other material related party transactions that were not in the ordinary course of business as of June 30, 2019.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business represented less than 1% of our total revenue for each of the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019 and 2018, the majority of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Contract termination revenue from the Petrobras Parties accounted for approximately 93% and 89% of consolidated revenue for the three and six months ended June 30, 2019, respectively. Excluding the contract termination revenue received from the Petrobras Parties, six customers accounted for approximately 22%, 18%, 18%, 14%, 13% and 11% of consolidated revenue for the three months ended June 30, 2019, and six customers accounted for approximately 25%, 20%, 16%, 14%, 12% and 10% of consolidated revenue for the six months ended June 30, 2019. Three customers accounted for approximately 46%, 15%, and 13% of consolidated revenue for the three months ended June 30, 2018. For the six months ended June 30, 2018, three customers accounted for approximately 46%, 14% and 13% of consolidated revenue.

Our revenue by country was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(unaudited, in thousands)
Cayman Islands	$561,528	$—	$561,528	$—
Congo	—	35,874	—	71,728
India	—	8,842	—	15,372
Other countries (a)	74,855	15,745	109,410	31,024
Total revenues	$636,383	$60,461	$670,938	$118,124
(a)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned for the periods indicated.

Our property and equipment, net by country was as follows as of the dates indicated:

	June 30, 2019	December 31, 2018
(unaudited, in thousands)
Egypt	$214,629	$—
Canary Islands	—	216,955
India	133,729	141,342
Indonesia	78,840	81,850
South Africa	156,735	164,239
Other countries (a)	172,835	182,917
Total property and equipment	$756,768	$787,303
(a)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net as of the dates indicated.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2019 and our results of operations for the three and six months ended June 30, 2019 and 2018. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of July 25, 2019.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Gabon	Operating
Soehanah	2007	375	30,000	Indonesia	Operating (1)
Drillships (2)
Platinum Explorer	2010	12000	40,000	India	Operating
Titanium Explorer	2012	12000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12000	40,000	Egypt	Operating
(1)	The Soehanah is currently under bareboat charter to an affiliate of P.T. Apexindo Pratama Duta Tbk.
(2)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Drilling Contract Arbitration

On June 20, 2019, VDEEP and VDDI entered into an agreement (the “Agreement”) with the Petrobras Parties relating to the Award issued in favor of VDEEP and VDDI. The Agreement considered the Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%. Pursuant to the Agreement, PVIS agreed to pay VDEEP $690,810,875 and PAI agreed to pay VDDI $10,128,565 (collectively, the “Payments”), in full satisfaction and payment of the Award and the related judgment entered by the United States District Court in the Southern District of Texas confirming the Award (the “Judgment”). Neither party released any of its claims, except for certain claims in respect of certain pre-judgement attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Payments in full on June 21, 2019.  The Petrobras Parties subsequently filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking the reversal of the Judgment, which confirmed the Award and denied their motion for vacatur. We believe there is no basis for reversal and intend to vigorously contest the appeal.

For the three and six months ended June 30, 2019, we recognized approximately $594.0 million in “Contract termination revenue” and $106.9 million in “Interest income” associated with the Payments. For the three and six months ended June 30, 2019, an incremental $62.7 million was recognized in “General and administrative” for the accrual of the remaining contingency fee associated with the Payment. Please refer to “Note 9. Commitments and Contingencies” for further information.

Refinancing

On November 30, 2018, we issued $350.0 million in aggregate principal amount of 9.25% Senior Secured First Lien Notes due November 15, 2023 (the “9.25% First Lien Notes”) in a private placement at par. The proceeds of the issuance were used (i) to repay all obligations under the Company’s then-existing $143.0 million initial term loans (the “2016 Term Loan Facility”) in place in connection with the Company’s pre-packaged plan of reorganization (the “Reorganization Plan”) under Chapter 11 of Title 11 of the United States Bankruptcy Code, and to terminate the credit agreement governing such facility, (ii) to redeem all of the Company’s then-outstanding 10% Senior Secured Second Lien Notes due 2020, (iii) to fund the remaining amounts to be paid in connection with our acquisition of the shares of Rig Finance Limited, pursuant to a share purchase agreement with Ship Finance International Limited, an entity that owns the Soehanah jackup rig, a Baker Marine Pacific Class 375 jackup rig, and related bareboat charter to which Rig

Finance Limited is a party, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes. The 9.25% First Lien Notes are guaranteed on a joint and several basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes will not be registered under the Securities Act or any state securities laws.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of June 30, 2019, we had $40.4 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

On July 8, 2019, we commenced an offer to repurchase up to $75.0 million of the 9.25% First Lien Notes at a purchase price equal to 100.0% of the principal of the 9.25% First Lien Notes to be repurchased, plus accrued and unpaid interest and additional amounts, if any, but not including, the date fixed for the purchase of the 9.25% First Lien Notes tendered pursuant to the Offer.  The Offer to purchase for cash was made pursuant to the terms of the indenture governing the 9.25% First Lien Notes in connection with the receipt by our subsidiaries, VDEEP and VDDI, of approximately $690.8 million and $10.1 million, respectively, on June 21, 2019 on account of the award  (the “Award”) resulting from the action by VDEEP and VDDI against Petrobras America, Inc. (“PAI”) and Petrobras Venezuela Investments & Services, BV (“PVIS”), both subsidiaries of Petroleo Brasileiro S.A. (“Petrobras,” and together with PAI and PVIS, the “Petrobras Parties”). In accordance with the indenture governing the 9.25% First Lien Notes, we were required to offer to purchase at least $75.0 million of the 9.25% First Lien Notes in accordance with the terms thereof.  As of 11:59pm New York City time, on August 2, 2019, the expiration date of the Offer, no 9.25% First Lien Notes were tendered for purchase. Accordingly, the Company has concluded its obligation under the Indenture to conduct such offer, and, in accordance with the terms of the Indenture, the proceeds from the Agreement (net of direct costs relating to the recovery thereof) will be available for use by the Company without any restrictions under the Indenture.

Other Outstanding Debt

As part of the Reorganization Plan, the Company issued 4,344,959 new ordinary shares of the reorganized Company (the “New Shares”) and $750.0 million of its 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030 (the “Convertible Notes”) to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of June 30, 2019, taking into account the payment of payment-in-kind (“PIK”) interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $178.55 of principal of Convertible Notes. As of June 30, 2019, we would be required to issue approximately 8.1 million New Shares if the Convertible Notes were converted.

On June 7, 2019, the Company announced that its board of directors had approved the conversion of all of the Convertible Notes into ordinary shares of the Company (the “Conversion”) to take effect on or as promptly as practicable after July 1, 2019, subject to the satisfaction of certain conditions required by the indenture governing the Convertible Notes.

The Company then announced on July 18, 2019 that, in light of the Agreement (as defined below) between the Petrobras Parties and certain of the Company’s subsidiaries, the board of directors of the Company has decided to reevaluate whether it is in the best interests of the Company and its shareholders to proceed with the conversion of the Convertible Notes into ordinary shares at this point in time.  Accordingly, no action is being undertaken by the Company at the current time to proceed with the Conversion.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency, in their June 2019 Oil Market Report, forecasts global oil demand growth estimates of 1.1 million barrels per day for 2019 and 1.4 million barrels per day for 2020, representing annual increases of 1.2% and 1.4%, respectively. Although oil prices partially rebounded from the historical lows experienced during early 2016, reaching highs in excess of $80 per barrel in October 2018, oil prices continue to fluctuate, ending 2018 near $50 per barrel and currently trading around $60 per barrel. As a result of this price volatility and demand uncertainty for the future, operators generally continue to display a cautious approach to offshore capital expenditures.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe Offshore A.S. (“Bassoe”), there are currently 69 jackups and 28 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to June 2021. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Furthermore, according to Bassoe, 228 rigs (with an average age of approximately 36 years) have been removed from the drilling fleet since the oil price decline in 2014. Of these 228 rigs, 124 are floaters (semisubmersibles and drillships) and 104 are jackups. Bassoe estimates that an additional 14 to 17 rigs may still be retired and sold for recycling within 2019. Therefore, while we believe rig recycling to be an important element in bringing the supply of drilling rigs back into alignment with demand, we do not anticipate that it will be sufficient to materially improve market conditions in the foreseeable future.

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

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of June 30, 2019 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2019	2020	2019	2020	Beyond
Jackups	100%	21%	$46,605	$18,328	$—
Drillships	40%	30%	$22,377	$33,055	$—

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Jackups
Rigs available (at end of period)	5	4	5	4
Available days (1)	364	364	724	778
Utilization (2)	93.7%	88.5%	96.0%	87.3%
Average daily revenues (3)	$62,941	$62,158	$60,531	$58,871
Deepwater
Rigs available	3	3	3	3
Available days (1)	273	273	543	543
Utilization (2)	49.2%	63.2%	40.9%	58.7%
Average daily revenues (3)	$106,430	$203,801	$106,538	$209,646

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

For the Three Months Ended June 30, 2019 and 2018

Net income attributable to shareholders for the three months ended June 30, 2019 (the “Current Quarter”) was $590.7 million, or $116.96 per basic share, on operating revenues of $636.4 million, compared to net loss attributable to shareholders for the three months ended June 30, 2018 (the “Comparable Quarter”) of $31.1 million, or $6.22 per basic share, on operating revenues of $60.5 million.

The following table is an analysis of our operating results for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change
	2019	2018	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$35,765	$55,183	$(19,418)	-35%
Contract termination revenue	594,029	—	594,029	**
Reimbursables and other	6,589	5,278	1,311	25%
Total revenues	636,383	60,461	575,922	953%
Operating costs and expenses
Operating costs	38,081	44,650	(6,569)	-15%
General and administrative	70,702	6,278	64,424	1026%
Depreciation	18,499	17,711	788	4%
Total operating costs and expenses	127,282	68,639	58,643	85%
Income (loss) from operations	509,101	(8,178)	517,279	-6325%
Other income (expense)
Interest income	108,305	220	108,085	49130%
Interest expense and financing charges	(10,435)	(19,412)	8,977	-46%
Other, net	(58)	(514)	456	-89%
Total other expense	97,812	(19,706)	117,518	-596%
Income (loss) before income taxes	606,913	(27,884)	634,797	-2277%
Income tax provision	16,454	3,210	13,244	413%
Net income (loss)	590,459	(31,094)	621,553	-1999%
Net loss attributable to noncontrolling interests	(270)	—	(270)	**
Net income (loss) attributable to shareholders	$590,729	$(31,094)	$621,823	-2000%

Revenue: Total revenue increased $575.9 million due primarily to the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Current Quarter. Please refer to “Note 9. Commitments and Contingencies” for further information.

Contract drilling revenue decreased 35% for the Current Quarter as compared to the Comparable Quarter. The decrease in contract drilling revenue in the Current Quarter was primarily due to lower dayrate and utilization of the Tungsten Explorer during the Current Quarter as compared to the Comparable Quarter resulting in $21.5 million decreased drilling revenue. This decrease was partially offset by higher utilization on the Topaz Driller and higher revenue efficiency on the Platinum Explorer in the Current Quarter, which contributed an incremental $1.6 million and $0.7 million, respectively, in contract drilling revenue during the Current Quarter.

Reimbursables and other revenue for the Current Quarter increased $1.3 million as compared to the Comparable Quarter due primarily to charter revenues earned by the Soehanah.

Operating costs: Operating costs for the Current Quarter decreased 15% as compared to the Comparable Quarter. Deepwater operating costs for the Current Quarter decreased $3.6 million as compared to the Comparable Quarter due primarily to lower costs on the Tungsten Explorer, which operated 46 fewer days in the Current Quarter. Jackup operating costs decreased $2.3 million for the Current Quarter as compared to the Comparable Quarter, which included $1.6 million for non-cash amortization of the contract value acquired with the Vantage 260.

General and administrative expenses: Increases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to a $64.9 million increase in legal expenses associated with non-routine matters, including, among others, a contingent legal fee related to the collection of the Award. General and administrative expenses for the Current Quarter and for the Comparable Quarter include approximately $1.0 million and $1.4 million, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Quarter increased 4% as compared to the Comparable Quarter, due primarily to the acquisition of the Soehanah on December 31, 2018.

Interest income: Interest income for the Current Quarter increased $108.1 million as compared to the Comparable Quarter due primarily to interest related to the Payments received during the Current Quarter. Please refer to “Note 9. Commitments and Contingencies” for further information.

Interest expense and financing charges: Interest expense for the Current Quarter decreased 46% as compared to the Comparable Quarter due to decreased discount accretion on the Convertible Notes, which was fully amortized in February 2019. Interest expense includes non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $2.3 million and $14.4 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: Our functional currency is the U.S. dollar; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. Net foreign currency exchange losses of $0.1 million and $0.5 million were included in other, net, for the Current Quarter and the Comparable Quarter, respectively.

Income tax provision: Income tax expense increased in the Current Quarter as compared to the Comparable Quarter due primarily to the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Current Quarter. Our annualized effective tax rate for the Current Quarter is 3.44% based on estimated annualized profit before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Quarter was negative 14.35% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and gains or losses on disposal or transfer of assets.

For the Six Months Ended June 30, 2019 and 2018

Net income for the six months ended June 30, 2019 (the “Current Period”) was $542.8 million, or $107.60 per basic share, on operating revenues of $670.9 million, compared to net loss for the six months ended June 30, 2018 (the “Comparable Period”) of $63.2 million, or $12.65 per basic share, on operating revenues of $118.1 million.

The following table is an analysis of our operating results for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Change
	2019	2018	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$65,745	$106,778	$(41,033)	-38%
Contract termination revenue	594,029	—	594,029	**
Reimbursables and other	11,164	11,346	(182)	-2%
Total revenues	670,938	118,124	552,814	468%
Operating costs and expenses
Operating costs	76,623	85,635	(9,012)	-11%
General and administrative	79,370	13,632	65,738	482%
Depreciation	37,032	35,579	1,453	4%
Total operating costs and expenses	193,025	134,846	58,179	43%
Income (loss) from operations	477,913	(16,722)	494,635	-2958%
Other income (expense)
Interest income	109,369	441	108,928	24700%
Interest expense and financing charges	(26,250)	(38,683)	12,433	-32%
Other, net	124	(1,084)	1,208	-111%
Total other expense	83,243	(39,326)	122,569	-312%
Income (loss) before income taxes	561,156	(56,048)	617,204	-1101%
Income tax provision	18,601	7,183	11,418	159%
Net income (loss)	542,555	(63,231)	605,786	-958%
Net loss attributable to noncontrolling interests	(284)	—	(284)	**
Net income (loss) attributable to shareholders	$542,839	$(63,231)	$606,070	-959%

Revenue: Total revenue increased $552.8 million due primarily to the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Current Period. Please refer to “Note 9. Commitments and Contingencies” for further information.

Contract drilling revenue decreased 38% for the Current Period as compared to the Comparable Period due primarily to lower utilization of the Tungsten Explorer with completion of operations in West Africa in October 2018 resulting in $46.8 million lower revenue. The Tungsten Explorer commenced operations in Egypt in May 2019 after completing required equipment recertifications and certain upgrades. This decrease was partially offset by higher utilization on the Topaz Driller and higher revenue efficiency on the Platinum Explorer in the Current Period, which contributed an incremental $2.8 million and $3.6 million, respectively, in contract drilling revenue during the Current Period.

Operating costs: Operating costs for the Current Period decreased 11% as compared to the Comparable Period. Deepwater operating costs for the Current Period decreased $8.4 million due primarily to lower costs on the Tungsten Explorer, which operated 136 fewer days in the Current Period. Jackup operating costs in the Current Period and the Comparable Period included $1.6 million and $3.1 million, respectively, for non-cash amortization of the contract value acquired with the Vantage 260. Higher jackup operating costs in the Comparable Period were offset by a gain on disposal of the Vantage 260 in the amount of $2.9 million.

General and administrative expenses: Increases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to a $67.5 million increase in legal expenses associated with non-routine matters, including, among others, a contingency fee related to the collection of the Award. General and administrative expenses for the Current Period and for the Comparable Period include approximately $2.1 million and $2.7 million, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Period increased 4% as compared to the Comparable Period due primarily to the acquisition of the Soehanah on December 31, 2018.

Interest income: Interest income for the Current Period increased $108.9 million as compared to the Comparable Period due primarily to interest related to the Payments received during the Current Period. Please refer to “Note 9. Commitments and Contingencies” for further information.

Interest expense and other financing charges: Interest expense for the Current Period decreased 32% as compared to the Comparable Period due primarily to decreased discount accretion on the Convertible Notes, which was fully amortized in February 2019. Interest expense includes non-cash discount accretion, payment-in-kind interest and deferred financing costs totaling approximately $10.0 million and $28.7 million for the Current Period and for the Comparable Period, respectively.

Other, net: Our functional currency is the U.S. dollar; however a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than the U.S. dollar. These transactions are remeasured in U.S. dollars based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $0.1 million and a net foreign currency exchange loss of $1.1 million were included in other, net, for the Current Period and the Comparable Period, respectively.

Income tax expense: Income tax expense increased in the Current Period as compared to the Comparable Period due to an increase in revenue in the Current Period and the impact of the annualized effective tax rate. Our annualized effective tax rate for the Current Period is 3.44% based on estimated annualized profit before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Comparable Period was negative 14.35% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and disposal gains or losses.

Liquidity and Capital Resources

As of June 30, 2019, we had working capital of approximately $846.9 million, including approximately $886.3 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through June 30, 2020 of approximately $32.4 million. We anticipate capital expenditures through June 30, 2020 to be between approximately $8.5 million and approximately $10.0 million, including expenditures for installing a managed pressure drilling (an “MPD”) system, in order to increase the marketability of our drillships, and for sustaining capital and capital spares. As we obtain new contracts, we could incur reactivation and mobilization costs for the impacted rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through June 30, 2020, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $18.0 million and $22.0 million. As of June 30, 2019, we had $40.4 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

On June 20, 2019, VDEEP and VDDI entered into the Agreement with the Petrobras Parties relating to the Award issued in favor of VDEEP and VDDI. The Agreement considered the Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%. Pursuant to the Agreement, PVIS agreed to pay VDEEP $690,810,875 and PAI agreed to pay VDDI $10,128,565, in full satisfaction and payment of the Award and the Judgment. Neither party released any of its claims, except for certain claims in respect of certain pre-judgement attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Payments in full on June 21, 2019.  The Petrobras Parties subsequently filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking a reversal of the Judgment, which confirmed the Award and denied their motion for vacatur. We believe there is no basis for reversal and intend to vigorously contest the appeal.

The table below includes a summary of our cash flow information for the periods indicated.

	Six Months Ended June 30,
(unaudited, in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$663,286	$8,331
Investing activities	(6,606)	(11,111)
Financing activities	694	(5,815)

Changes in cash flows from operating activities are driven by changes in net income during the periods (see discussion of changes in net income in “Results of Operations” above).

Cash flows from investing activities in the Current Period are primarily for capital expenditures on an MPD system. Cash flows used in investing activities in the Comparable Period are primarily a net result of a $15.0 million down payment made to acquire the Soehanah offset by a net cash inflow of $4.7 million from the sale of the Vantage 260. Other changes in cash flows used in investing activities are dependent upon our level of capital expenditures, which varies based on the timing of projects.

Changes in cash flows from financing activities in the Comparable Period are primarily for an additional payment of $5.1 million on the 2016 Term Loan Facility required in conjunction with the sale of the Vantage 260.

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

During the quarter ended June 30, 2019, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Change in accounting for lease arrangements (Adoption of ASC Topic 842).

We adopted ASU No. 2016-02, Leases (ASC 842) on January 1, 2019 electing to apply the standard prospectively and not restating comparative periods. This ASU requires that substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted this ASU using a retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Under this method of adoption, the ASU did not have an impact on our consolidated results of operations or cash flows. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the condensed consolidated balance sheet. We will continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases." In addition, we elected certain practical expedients which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and non-lease components for all classes of underlying assets. As a lessee, we also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $7.7 million as of June 30, 2019.

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

Interest Rate Risk: As of June 30, 2019, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease). A substantial majority of our revenues are received in U.S. dollars, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2019, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.01	03/08/19
4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18
4.2	Second Lien Indenture, dated as of February 10, 2016, by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent		8-K	333-159299-15	4.2	02/17/16
4.3	Third Lien Indenture, dated as of February 10, 2016, by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent		8-K	333-159299-15	4.3	02/17/16
4.4	Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016		S-1	333-212081	4.4	06/16/16
4.5	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	02/17/16
4.6	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	03/08/19
4.7	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto		8-K	333-159299-15	10.2	02/17/16
4.8	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16

4.9	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.		8-K	333-159299-15	10.1	06/24/19
12.1	Statement re Computation of Earnings to Fixed Charges	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

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

VANTAGE DRILLING INTERNATIONAL

Date: August 14, 2019	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)