Form 10-Q
period 2019-09-30
VANTAGE DRILLING INTERNATIONAL
filed 2019-11-07
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of Vantage Drilling International ordinary shares outstanding as of October 17, 2019 is 5,000,053 shares.

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

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are included throughout this Quarterly Report, including under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Quarterly Report.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 14, 2019, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report and the following:

•	our small number of customers;
•	credit risks of our key customers and certain other third parties;
•	reduced expenditures by oil and natural gas exploration and production companies;
•	our substantial level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	termination or renegotiation of our customer contracts;
•	general economic conditions and conditions in the oil and gas industry;
•	competition within our industry;
•	excess supply of drilling units worldwide;
•	limited mobility of our drilling units between geographic regions;
•	any non-compliance with the FCPA and any other anti-corruption laws;
•

operations in international markets, including geopolitical risk, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	governmental, tax and environmental regulations and related legal matters, including the results and effects of legal proceedings and governmental audits, assessments and investigations;
•	changes in the status of pending, or the initiation of new, litigation, claims or proceedings;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	our ability to prevail in the defense of any appeal by the Petrobras Parties due to legal, procedural and other risks associated with confirming and enforcing arbitration awards in such circumstances;
•	effects of new products and new technology on the market;
•	identifying and completing acquisition opportunities;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;

•	increased cost of obtaining supplies;
•	the sufficiency of our internal controls;
•	changes in tax laws, treaties or regulations;
•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADES	ADES International Holding Ltd., a London-listed offshore and onshore provider of oil and gas drilling and production services in the Middle East and Africa
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bassoe	Bassoe Offshore A.S.
Board of Directors	The Company's board of directors
Brazilian Federal Prosecutor	Brazilian federal public prosecutor's office located in the State of Parana, Brazil
Comparable Period	The nine months ended September 30, 2018
Comparable Quarter	The three months ended September 30, 2018
Conversion	The conversion of all of the Convertible Notes into ordinary shares of the Company
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
Current Period	The nine months ended September 30, 2019
Current Quarter	The three months ended September 30, 2019
DOJ	U.S. Department of Justice
Drilling Contract	The Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between PVIS and VDEEP (and subsequently novated to PAI and VDDI)
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act, as amended
Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
MPD	Managed pressure drilling system
New Shares	Shares issued by the reorganized Company
Offer	An offer by the Company to repurchase up to $75.0 million of the 9.25% First Lien Notes
Offer Expiration Date	11:59 pm (New York City time) on August 2, 2019
PAI	Petrobras America, Inc.
PBGs	Performance-based restricted stock units
Petrobras	Petroleo Brasileiro S.A.
Petrobras Agreement	The agreement among VDEEP and VDDI, on the one hand, and the Petrobras Parties, on the other, relating to the Petrobras Award issued in favor of VDEEP and VDDI
Petrobras Award	The award issued by an international arbitration tribunal to VDEEP and VDDI with respect to the Petrobras Parties' breach of the Drilling Contract
Petrobras Parties	Collectively, Petrobras, PAI and PVIS
PIK	Payment-in-kind
PVIS	Petrobras Venezuela Investments & Services, BV
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TBGs	Time-based restricted stock units

TEV	Total enterprise value
U.S.	United States of America
U.S. District Court – Delaware	U.S. District Court for the District of Delaware
U.S. District Court – Texas	U.S. District Court for the Southern District of Texas
U.S. GAAP	Accounting principles generally accepted in the United States of America
USD or $	U.S. Dollar
VDC	Vantage Drilling Company, the Company's former parent company
VDC Note	A $61.5 million promissory note issued by the Company in favor of VDC
VDDI	Vantage Deepwater Drilling, Inc.
VDEEP	Vantage Deepwater Company
VIE	Variable interest entity

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$814,724	$224,967
Restricted cash	5,637	10,362
Trade receivables	36,467	28,431
Inventory	46,883	45,195
Prepaid expenses and other current assets	19,324	17,278
Total current assets	923,035	326,233
Property and equipment
Property and equipment	1,002,709	996,139
Accumulated depreciation	(263,778)	(208,836)
Property and equipment, net	738,931	787,303
Operating lease ROU assets	7,515	-
Other assets	13,470	16,026
Total assets	$1,682,951	$1,129,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$46,692	$44,372
Other current liabilities	39,267	17,983
Total current liabilities	85,959	62,355
Long–term debt, net of discount and financing costs of $6,830 and $12,914	1,118,962	1,109,011
Other long-term liabilities	25,426	22,889
Commitments and contingencies (Note 9)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 5,000,053 shares issued and outstanding	5	5
Additional paid-in capital	373,972	373,972
Accumulated earnings (deficit)	78,449	(438,670)
Controlling interest shareholders' equity	452,426	(64,693)
Noncontrolling interests	178	-
Total equity	452,604	(64,693)
Total liabilities and shareholders’ equity	$1,682,951	$1,129,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Contract drilling services	$35,830	$59,034	$101,575	$165,813
Contract termination revenue	—	—	594,029	—
Reimbursables and other	4,814	5,522	15,978	16,868
Total revenue	40,644	64,556	711,582	182,681
Operating costs and expenses
Operating costs	37,915	43,307	114,538	128,943
General and administrative	6,644	9,303	86,014	22,935
Depreciation	18,459	17,638	55,491	53,217
Total operating costs and expenses	63,018	70,248	256,043	205,095
Income (loss) from operations	(22,374)	(5,692)	455,539	(22,414)
Other income (expense)
Interest income	4,245	533	113,614	974
Interest expense and other financing charges	(10,465)	(19,439)	(36,715)	(58,122)
Other, net	97	53	221	(1,031)
Total other income (expense)	(6,123)	(18,853)	77,120	(58,179)
Income (loss) before income taxes	(28,497)	(24,545)	532,659	(80,593)
Income tax (benefit) provision	(2,749)	1,515	15,852	8,698
Net income (loss)	(25,748)	(26,060)	516,807	(89,291)
Net loss attributable to noncontrolling interests	(28)	—	(312)	—
Net income (loss) attributable to shareholders	$(25,720)	$(26,060)	$517,119	$(89,291)
Earnings (loss) per share
Basic	$(5.14)	$(5.21)	$102.47	$(17.86)
Diluted	$(5.14)	$(5.21)	$102.14	$(17.86)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Nine-Month Period Ended September 30, 2018
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2018	5,000	$5	$373,972	$(297,202)	$—	$76,775
Net loss	—	—	—	(32,137)	—	(32,137)
Balance March 31, 2018	5,000	$5	$373,972	$(329,339)	$—	$44,638
Net loss	—	—	—	(31,094)	—	(31,094)
Balance June 30, 2018	5,000	$5	$373,972	$(360,433)	$—	$13,544
Net loss	—	—	—	(26,060)	—	(26,060)
Balance September 30, 2018	5,000	$5	$373,972	$(386,493)	$—	$(12,516)

	Nine-Month Period Ended September 30, 2019
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance January 1, 2019	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Contributions from holders of noncontrolling interests	—	—	—	—	122	122
Net loss	—	—	—	(47,890)	(14)	(47,904)
Balance March 31, 2019	5,000	$5	$373,972	$(486,560)	$108	$(112,475)
Contributions from holders of noncontrolling interests	—	—	—	—	1,059	1,059
Net income (loss)	—	—	—	590,729	(270)	590,459
Balance June 30, 2019	5,000	$5	$373,972	$104,169	$897	$479,043
Reclassification of contributions from holders of noncontrolling interests (see Note 10)	—	—	—	—	(691)	(691)
Net loss	—	—	—	(25,720)	(28)	(25,748)
Balance September 30, 2019	5,000	$5	$373,972	$78,449	$178	$452,604

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$516,807	$(89,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	55,491	53,217
Amortization of debt financing costs	1,217	351
Amortization of debt discount	5,354	37,021
Amortization of contract value	1,643	4,721
PIK interest on the Convertible Notes	5,779	5,735
Share-based compensation expense	1,053	7,777
Deferred income tax expense	59	1,874
Loss (gain) on disposal of assets	109	(1,313)
Changes in operating assets and liabilities:
Trade receivables	(8,036)	6,290
Inventory	(1,688)	544
Prepaid expenses and other current assets	(2,046)	(5,591)
Other assets	3,214	1,230
Accounts payable	2,320	(3,245)
Other current liabilities and other long-term liabilities	11,011	(6,839)
Net cash provided by operating activities	592,287	12,481
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(7,229)	(8,275)
Down payment on Soehanah acquisition	—	(15,000)
Proceeds from sale of Vantage 260	—	4,703
Net cash used in investing activities	(7,229)	(18,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(5,815)
Contributions from holders of noncontrolling interests	1,181	—
Debt issuance costs	(487)	—
Net cash provided by (used in) financing activities	694	(5,815)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	585,752	(11,906)
Unrestricted and restricted cash and cash equivalents—beginning of period	239,387	195,455
Unrestricted and restricted cash and cash equivalents—end of period	$825,139	$183,549
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$14,916	$16,874
Income taxes (net of refunds)	11,675	10,955
Non-cash investing and financing transactions:
PIK interest on the Convertible Notes	3,867	3,824
Accrued but unpaid capital expenditures at period end	—	4,353
Trade-in value on equipment upgrades	—	570

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

Joint Venture

On November 15, 2017, Vantage and ADES, through their subsidiaries, entered into a Shareholders’ Agreement to form an entity named ADVantage to provide deepwater drilling services offshore of Egypt.  ADVantage, which is a joint venture, owned 51% by Vantage and 49% by ADES, commenced a drilling services contract with Dana Gas Egypt Limited (“Dana Gas”) in May 2019 (the “Egyptian Drilling Contract”) to perform deepwater drilling services offshore of Egypt. The term of the Egyptian Drilling Contract was for one well with the option to extend the term by up to three additional wells.  On September 24, 2019, Dana Gas assigned the Egyptian Drilling Contract to Belayim Petroleum Company (“Petrobel”), a joint venture of Eni and Egyptian General Petroleum Corporation, pursuant to which Petrobel has exercised an option under the Egyptian Drilling Contract to extend the term for one well.  On October 15, 2019, ADVantage became entitled to perform drilling services for Petrobel.

Repurchase Offer

On July 8, 2019, we commenced an offer (the “Repurchase Offer”) to repurchase up to $75.0 million of the 9.25% First Lien Notes.  See “Note 6. Debt” for additional information regarding the Repurchase Offer.

Drilling Contract Arbitration

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award.  See “Note 9. Commitments and Contingencies” for additional details pertaining to the Petrobras Agreement and the Petrobras Award.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. See “Note 9. Commitments and Contingencies” for additional details regarding the legal proceeding initiated by the Brazilian Federal Prosecutor.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2018 is derived from our December 31, 2018 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate VIEs when we are the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE.

ADVantage is a joint venture company formed to operate deepwater drilling rigs in Egypt. We determined that ADVantage met the criteria of a VIE for accounting purposes because its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support from us. We also determined that we are the primary beneficiary for accounting purposes since we have the (a) power to direct the operating activities, which are the activities that most significantly impact the entity’s economic performance, and (b) obligation to absorb losses or the right to receive a majority of the benefits that could be potentially significant to the VIE. As a result, we consolidate ADVantage in our consolidated financial statements, we eliminate intercompany transactions and we present the interests that are not owned by us as “Noncontrolling interests” in our Consolidated Balance Sheet. The carrying amount associated with ADVantage was as follows:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Assets	$5,807	$—
Liabilities	5,444	—
Net carrying amount	$363	$—

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated initial useful lives ranging from five to thirty-five years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated initial useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. In the nine months ended September 30, 2019, we recognized a net loss of approximately $0.1 million related to the sale or retirement of assets.  No gain or loss was recognized in the three months ended September 30, 2019 related to the sale or retirement of assets. For the three and nine months ended September 30, 2018, we recognized a net loss of approximately $1.2 million and a net gain of approximately $1.3 million, respectively, related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on the Effective Date, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of September 30, 2019; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset was amortized on a straight-line basis over the two-year term of the drilling contract, which ended in April 2019. We recognized approximately $1.6 million of amortization expense for intangible assets for the nine months ended September 30, 2019, and approximately $1.6 million and $4.7 million for the three and nine months ended September 30, 2018, respectively.

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Payment terms on customer invoices typically range from 30 to 45 days. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of September 30, 2019 and December 31, 2018.

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

Earnings (loss) per Share: We compute basic and diluted EPS in accordance with the two-class method. We include restricted stock units granted to employees that contain non-forfeitable rights to dividends as such grants are considered participating securities. Basic earnings (loss) per share are based on the weighted average number of ordinary shares outstanding during the applicable period. Diluted EPS are computed based on the weighted average number of ordinary shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into ordinary shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Weighted average ordinary shares outstanding for basic EPS	5,000	5,000	5,047	5,000
Restricted share equity awards	—	—	16	—
Adjusted weighted average ordinary shares outstanding for diluted EPS	5,000	5,000	5,063	5,000

The following sets forth the number of shares excluded from diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Convertible Notes	8,115	7,995	8,075	7,995
Restricted share equity awards	62	35	—	29
Future potentially dilutive ordinary shares excluded from diluted EPS	8,177	8,030	8,075	8,024

The ordinary shares issuable upon the conversion of the Convertible Notes, if converted, are excluded as the conditions necessary for conversion had not been satisfied as of the end of the reporting period.

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three and nine months ended September 30, 2019, we recognized a net gain of approximately $0.1 million and $0.2 million, respectively, related to currency exchange rates. For the three and nine months ended September 30, 2018, we recognized net gain of approximately $0.1 million and a net loss of approximately $1.0 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At September 30, 2019, the fair value of the 9.25% First Lien Notes and the Convertible Notes was approximately $339.5 million and $594.3 million, respectively, based on quoted market prices in a less active market, a Level 2 measurement.

Recently Adopted Accounting Standards:

We adopted ASU No. 2016-02, Leases (ASC 842) on January 1, 2019 electing to initially apply the standard on a modified retrospective basis as of January 1, 2019 and to not restate comparative periods as outlined in ASU No. 2018-11, "Leases - Targeted Improvements." Accordingly, we continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in ASC Topic 840, "Leases." The new lease standard requires that substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The adoption of the standard did not have an impact on our consolidated results of operations or cash flows. We determined that there was no cumulative-effect adjustment to beginning retained earnings on the Consolidated Balance Sheet. In addition, we elected certain practical expedients, which permit us to not reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease and non-lease components for all classes of underlying assets. As a lessee, we also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet for all classes of underlying assets. Adoption of the new standard resulted in an increase in the Company’s assets and liabilities of approximately $9.2 million as of January 1, 2019.

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

Recently Issued Accounting Standards:

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. We do not expect the adoption of this ASU to materially affect our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU, and the related ASUs issued subsequently by the FASB, introduce a new model for recognizing credit losses on financial assets held at the reporting date based on an estimate of current expected credit losses. The new model will apply to: (i) loans, accounts receivable, trade receivables and other financial assets measured at amortized cost; (ii) loan commitments and certain other off-balance sheet credit exposures; (iii) debt securities and other financial assets measured at fair value through other comprehensive income (loss); and (iv) beneficial interests in securitized financial assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

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

Contract Termination Revenue. On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award (see “Note 9. Commitments and Contingencies” for additional information regarding the Petrobras Agreement and the Petrobras Award). For the nine months ended September 30, 2019, we recognized approximately $594.0 million in “Contract termination revenue” and $106.9 million in “Interest income” associated with the Payments (as defined in “Note 9. Commitments and Contingencies”).

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$23,265	$11,571	$324	$35,160	$22,427	$35,535	$307	$58,269
Charter lease revenue	1,288	—	—	1,288	—	—	—	—
Amortized revenue	406	588	—	994	484	588	—	1,072
Reimbursable revenue	2,229	346	627	3,202	2,559	1,523	1,133	5,215
Total revenue	$27,188	$12,505	$951	$40,644	$25,470	$37,646	$1,440	$64,556

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$64,382	$34,073	$725	$99,180	$62,127	$101,183	$912	$164,222
Contract termination revenue	—	594,029	—	594,029	—	—	—	—
Charter lease revenue	3,173	—	—	3,173	—	—	—	—
Amortized revenue	1,375	1,745	—	3,120	758	1,745	—	2,503
Reimbursable revenue	6,687	3,255	2,138	12,080	7,760	4,835	3,361	15,956
Total revenue	$75,617	$633,102	$2,863	$711,582	$70,645	$107,763	$4,273	$182,681

Dayrate revenue and amortized revenue for Jackups and Deepwater are included within “Contract drilling services” in our Consolidated Statement of Operations. All other revenue, excluding “Contract termination revenue”, are included within “Reimbursables and other” in our Consolidated Statement of Operations.

Accounts Receivable, Contract Liabilities and Contract Costs

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on customer invoices typically range from 30 to 45 days.

We recognize contract liabilities, recorded in other “Other current liabilities” and “Other long-term liabilities”, for prepayments received from customers and for deferred revenue received for mobilization, contract preparation and capital upgrades.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Current contract cost assets	$301	$774
Noncurrent contract cost assets	2,047	3,999
Current contract revenue liabilities	2,109	2,309
Noncurrent contract revenue liabilities	2,679	4,424

Significant changes in contract cost assets and contract revenue liabilities during the nine months ended September 30, 2019 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2018	$4,773	$6,733
Increase (decrease) due to contractual changes	774	3,201
Decrease due to recognition of revenue	(3,199)	(5,146)
Balance as of September 30, 2019 (1)	$2,348	$4,788
(1)

We expect to recognize contract revenues of approximately $2.7 million during the remaining three months of 2019 and $2.1 million thereafter related to unsatisfied performance obligations existing as of September 30, 2019.

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

We accounted for the acquisition as an asset purchase in accordance with accounting guidance considering that substantially all of the fair value of the gross assets acquired was concentrated in the Soehanah jackup rig and in-place lease intangible. Using the cost accumulation model, the cost of the acquisition was allocated to the assets acquired as follows:

(in thousands)
Total cash consideration (1)	$85,000

Purchase price allocation:
Soehanah rig and equipment	81,850
Inventory supplies and spare parts	3,150
Cash	913
Charterer deposit	(913)
Net assets acquired	$85,000
(1)	Includes $0.4 million of transaction costs.

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

5. Leases

We have operating leases expiring at various dates, principally for office space, onshore storage yards and certain operating equipment. Additionally, we sublease certain office space to third parties. We determine if an arrangement is a lease at inception. Operating leases with an initial term greater than 12 months are included in “Operating lease ROU assets”, “Other current liabilities”, and “Other long-term liabilities” on our Consolidated Balance Sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made prior to or at the commencement date and is reduced by lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally not accounted for separately. Certain of our leases include provisions for variable payments. These variable payments are not included in the calculation of lease liability and ROU assets.

The components of lease expense were as follows:

(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(1)	Operating costs	$1,480	$4,096
Operating lease cost(1)	General and administrative	279	869
Sublease income	Operating costs	(124)	(346)
Sublease income	General and administrative	(76)	(220)
Total operating lease cost		$1,559	$4,399
(1)	Short-term lease costs were $0.3 million and $0.7 million during the three and nine months ended September 30, 2019, respectively.

Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheet	September 30, 2019
Assets:
Operating lease assets	Operating lease ROU assets	$7,515
Total leased assets		$7,515
Liabilities:
Current operating	Other current liabilities	$4,209
Noncurrent operating	Other long-term liabilities	3,656
Total lease liabilities		$7,865

As of September 30, 2019, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining three months of 2019	$1,182
2020	4,031
2021	1,500
2022	1,316
2023	905
Thereafter	-
Total future lease payments	$8,934
Less imputed interest	(1,069)
Present value of lease obligations	$7,865

As of September 30, 2019, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 2.7 years, respectively. ROU assets and lease liabilities recorded for leases commencing during the quarter ended September 30, 2019 was $0.7 million.

As of December 31, 2018, maturities of lease liabilities as presented under ASC Topic 840 were as follows:

(unaudited, in thousands)	Operating Leases
2019	$4,035
2020	3,465
2021	1,321
2022	1,313
2023	903
Thereafter	-
Total future minimum lease payments	$11,037

The bareboat charter contract on our recently acquired Soehanah jackup rig is accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operations. We expect to receive lease payments of approximately $1.3 million during the remaining three month bareboat charter term. In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter. Please refer to “Note 4. Acquisitions” for additional information pertaining to our acquisition of the Soehanah jackup rig.

6. Debt

Our debt was composed of the following, as of the dates indicated:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $6,830 and $7,560, respectively	$343,170	$342,439
Convertible Notes, net of discount of $0 and $5,354, respectively	775,792	766,572
	1,118,962	1,109,011
Less current maturities of long-term debt	—	—
Long-term debt, net	$1,118,962	$1,109,011

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We had issued $9.6 million in letters of credit under this facility as of September 30, 2019.

On July 8, 2019, we commenced the Offer to repurchase up to $75.0 million of the 9.25% First Lien Notes at a purchase price equal to 100.0% of the principal of the 9.25% First Lien Notes to be repurchased, plus accrued and unpaid interest and additional amounts, if any, but not including, the date fixed for the purchase of the 9.25% First Lien Notes tendered pursuant to the Offer.  The Offer to purchase for cash was made pursuant to the terms of the indenture governing the 9.25% First Lien Notes in connection with the receipt by our subsidiaries, VDEEP and VDDI, of approximately $690.8 million and $10.1 million, respectively, on June 21, 2019 on account of the Petrobras Award. In accordance with the indenture governing the 9.25% First Lien Notes, we were required to offer to purchase at least $75.0 million of the 9.25% First Lien Notes in accordance with the terms thereof.  No 9.25% First Lien Notes were tendered for purchase as of the Offer Expiration Date. Accordingly, the Company has concluded its obligation under the Indenture to conduct such offer, and, in accordance with the terms of the Indenture, the proceeds from the Petrobras Agreement (net of direct costs relating to the recovery thereof) will be available for use by the Company without any restrictions under the Indenture.

 Convertible Notes. As part of the Reorganization Plan, the Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes may only be traded together and not separately. The Convertible Notes mature on December 31, 2030 and are convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes includes customary covenants that restrict, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes. As of September 30, 2019, taking into account the payment of PIK interest on the Convertible Notes to such date, each such unit of securities was comprised of one New Share and $178.55 of principal of Convertible Notes. As of September 30, 2019, we would be required to issue approximately 8.1 million New Shares if the Convertible Notes were converted.

In connection with the adoption of fresh-start accounting, the Convertible Notes were recorded at an estimated fair value of approximately $603.1 million. The difference between face value and the fair value at date of issuance of the Convertible Notes was recorded as a debt discount and was being amortized to interest expense over the expected life of the Convertible Notes using the effective interest rate method.  The debt discount was fully amortized in February 2019.

Interest on the Convertible Notes, which commenced on June 30, 2016, is payable semi-annually in arrears as PIK, either through an increase in the outstanding principal amount of the Convertible Notes or, if the Company is unable to increase such principal amount, by the issuance of additional Convertible Notes. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months at a rate of 1.0% per annum for the first four years and then increasing to 12.0% per annum until maturity.

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

The Convertible Notes will convert only upon the approval of the Board of Directors (which approval shall require the affirmative vote of a supermajority of the non-management directors). For these purposes, “supermajority of the non-management directors” means the affirmative vote of at least 75% of the non-management directors eligible to vote.

In the event of a change in control, the holders of the Convertible Notes have the right to require us to repurchase all or any part of the Convertible Notes at a price equal to 101.0% of their principal amount. We assessed the prepayment requirements and concluded that this feature met the criteria to be considered an embedded derivative and must be bifurcated and separately valued at fair value due to the discount on the Convertible Notes at issuance. We considered the probabilities of a change of control occurring and determined that the derivative had a de minimis value at September 30, 2019 and December 31, 2018, respectively.

On June 7, 2019, the Company announced that the Board of Directors had approved the conversion of all of the Convertible Notes into ordinary shares of the Company to take effect on or as promptly as practicable after July 1, 2019, subject to the satisfaction of certain conditions required by the indenture governing the Convertible Notes.

The Company then announced on July 18, 2019 that, in light of the Petrobras Agreement between the Petrobras Parties and certain of the Company’s subsidiaries, the Board of Directors had decided to reevaluate whether it is in the best interests of the Company and its shareholders to proceed with the Conversion of the Convertible Notes into ordinary shares at this point in time. Accordingly, no action is being undertaken by the Company at the current time to proceed with the Conversion.

7. Shareholders’ Equity

We have 50,000,000 authorized ordinary shares, par value $0.001 per share. Upon emergence from bankruptcy on the Effective Date, we issued 5,000,053 ordinary shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. As of September 30, 2019, 5,000,053 ordinary shares were issued and outstanding.

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

TBGs granted under the 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a QLE. Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. PBGs granted under the 2016 Amended MIP contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined TEV targets specified in the grants. No awards were granted to employees or directors during the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, 1,030 TBGs and 2,403 PBGs were granted to a single employee of the Company.  During the same period, four members of the Board of Directors were granted 300 TBGs each, for a total of 1,200 TBGs.  In the nine months ended September 30, 2019, 18,889 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as liabilities consistent with the classification of the underlying securities and under the provisions of ASC 718 Compensation – Stock Compensation are remeasured at each reporting period until settled. Share based compensation expense is recognized over the requisite service period until settled. We recognized approximately $1.1 million and $7.7 million of share-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

Share based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the balance sheet date will be recognized for the service period completed. As of September 30, 2019, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

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

In certain jurisdictions we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply; however, our ability to meet the requirements of the preferential tax regimes may be affected by changes in laws or administrative practices, our business operations and other factors affecting the Company and industry, many of which are beyond our control.

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

Matters Related to the Reorganization Plan

In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Mr. Hsin-Chi Su and his company, F3 Capital, filed two appeals before the U.S. District Court – Delaware seeking a reversal of (i) the Court’s determination that Mr. Hsin-Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. On June 21, 2019, the U.S. District Court – Delaware rendered a decision affirming the U.S. Bankruptcy Court’s confirmation order relating to the Reorganization Plan.  As Mr. Hsin-Chi Su and F3 Capital did not file a subsequent appeal of the U.S. District Court – Delaware’s decision within the prescribed period of time, the order of the U.S. District Court – Delaware constitutes a final, non-appealable order and therefore the foregoing matter is closed.

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

On July 2, 2018, an international arbitration tribunal issued the Petrobras Award in favor of VDEEP and VDDI. The tribunal found that the Petrobras Parties breached the Drilling Contract, and awarded VDEEP and VDDI damages in the aggregate amount of $622.0 million against the Petrobras Parties, and dismissed the Petrobras Parties’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the Petrobras Award. In accordance with the terms of the Petrobras Award, each of the Company and Petrobras bore its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, were borne equally by both sides.

On July 2, 2018, VDEEP and VDDI filed a petition (the “Petition”) in the U.S. District Court – Texas to confirm the Petrobras Award against the Petrobras Parties. On August 31, 2018, the Petrobras Parties filed with the U.S. District Court – Texas, among other things, a response to the Petition and a motion to vacate the Petrobras Award (the “Response and Motion to Vacate”). On March 8, 2019, the U.S. District Court – Texas heard both the Petition and the Response and Motion to Vacate.

On May 20, 2019, the U.S. District Court – Texas granted the Petition to confirm the Petrobras Award against the Petrobras Parties and denied the Petrobras Parties’ motion to vacate the Petrobras Award.  On May 22, 2019, the U.S. District Court – Texas rendered its final judgment in favor of VDEEP and VDDI in the amount of approximately $734.0 million.

Separately, in connection with enforcing the Petrobras Award against the Petrobras Parties, VDEEP and VDDI secured an order from the Amsterdam District Court in the Netherlands on August 22, 2018, which froze certain assets of Petrobras and PVIS in the Netherlands that we believe are valued in excess of our claim at this time. On November 15, 2018, VDEEP and VDDI filed a petition in the Court of Appeals in The Hague, the Netherlands, to recognize and enforce the Petrobras Award against the Petrobras Parties in the Netherlands (the “Dutch Enforcement Action”).  On March 1, 2019, the Petrobras Parties filed their statement of defense with the Court of Appeals.  The Court of Appeals heard the petition of VDEEP and VDDI and the Petrobras Parties’ statement of defense on May 14, 2019.

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. The Petrobras Agreement considered the Petrobras Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%. Pursuant to the Petrobras Agreement, PVIS agreed to pay VDEEP $690,810,875 and PAI agreed to pay VDDI $10,128,565 (collectively, the “Payments”), in full satisfaction and payment of the Petrobras Award and the related judgement entered by the U.S. District Court – Texas confirming the Petrobras Award (the “Judgment”). Neither party released any of its claims, except for certain claims in respect of certain pre-judgement attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Payments in full on June 21, 2019.  The Petrobras Parties filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking a reversal of the Judgment, which confirmed the Petrobras Award and denied their motion for vacatur. We believe there is no basis for reversal and intend to vigorously contest the appeal.

Under the Petrobras Agreement, VDEEP and VDDI were required to take actions in order to release liens on certain Petrobras assets in the United States and the Netherlands. In addition, the parties agreed under the Petrobras Agreement to a stay of the Dutch Enforcement Action until such time as there is a final, non-appealable judgment in the U.S. proceedings or until such time as the Petrobras Parties assert a claim for reimbursement of all or any part of the Payments, whichever is earlier.

In light of the retention by the Petrobras Parties of their rights, including the right to appeal the Judgment, the Petrobras Parties may assert a claim for the return of all or a portion of the Payments made to satisfy the Petrobras Award in the event the U.S. judgment is overturned on appeal. The Company can provide no assurances as to the ultimate outcome of any such appeals. In addition, the Payments received by VDEEP and VDDI will be subject to reductions due to currently owed and future legal fees (including, among others, a contingency fee equal to 10% of the Payments) and any applicable taxes. Accordingly, no assurances can be given as to the amount of the Payments to be ultimately realized by the Company.

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

Restructuring Agreement

Pursuant to the terms of the Restructuring Agreement among VDC and a majority of our secured creditors, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from VDC, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC entered into discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.

10. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Sales tax receivable	$9,205	$10,145
Income tax receivable	1,697	874
Prepaid insurance	1,026	660
Other receivables	1,948	1,634
Current deferred contract costs	301	774
Other	5,147	3,191
	$19,324	$17,278

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Drilling equipment	$963,649	$962,618
Assets under construction	19,484	13,969
Office and technology equipment	18,452	18,452
Leasehold improvements	1,124	1,100
	1,002,709	996,139
Accumulated depreciation	(263,778)	(208,836)
Property and equipment, net	$738,931	$787,303

Other Assets

Other assets consisted of the following as of the dates indicated:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Noncurrent restricted cash	$4,778	$4,058
Contract value, net	—	1,643
Deferred certification costs	3,738	3,548
Noncurrent deferred contract costs	2,047	3,999
Deferred income taxes	1,787	1,844
Other noncurrent assets	1,120	934
	$13,470	$16,026

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Interest	$14,182	$2,827
Compensation	7,760	7,013
Income taxes payable	7,803	3,175
Current deferred revenue	2,109	2,309
Current portion of operating lease liabilities	4,209	—
Other	3,204	2,659
	$39,267	$17,983

  Long-term Liabilities

Long-term liabilities consisted of the following as of the dates indicated:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Noncurrent deferred revenue	$2,679	$4,424
Deferred income taxes	722	720
2016 MIP	12,618	11,565
Noncurrent operating lease liabilities	3,656	—
Other non-current liabilities	5,751	6,180
	$25,426	$22,889

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Cash and cash equivalents	$814,724	$224,967
Restricted cash	5,637	10,362
Restricted cash included within Other Assets	4,778	4,058
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$825,139	$239,387

Restricted cash as of September 30, 2019 and December 31, 2018 represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

See “Note 9. Commitments and Contingencies” for additional information regarding the balances payable to VDC.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts are to be considered shareholder loans. As of September 30, 2019, the total outstanding amount due to ADES for such excess cash contributions was approximately $691,000, which is included in “Other current liabilities” on the Consolidated Balance Sheet.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of September 30, 2019, accounts receivable from ADES totaled approximately $4.0 million and accounts payable to ADES totaled approximately $3.6 million, included in “Trade receivables” and “Accounts payable,” respectively, on the Consolidated Balance Sheet.

Except for the foregoing, we had no other material related party transactions that were not in the ordinary course of business as of September 30, 2019.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business (excluding reimbursable revenue) represented less than 1% of our total revenue for each of the three and nine months ended September 30, 2019 and 2018, respectively.

For the three and nine months ended September 30, 2019 and 2018, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 34%, 23%, 14% and 11% of consolidated revenue for the three months ended September 30, 2019. Contract termination revenue from the Petrobras Parties accounted for approximately 83% of consolidated revenue for the nine months ended September 30, 2019. Excluding the contract termination revenue received from the Petrobras Parties, four customers accounted for approximately 26%, 24%, 14%, and 12% of consolidated revenue for the nine months ended September 30, 2019. Four customers accounted for approximately 43%, 15%, 12% and 12% of consolidated revenue for the three months ended September 30, 2018. For the nine months ended September 30, 2018, three customers accounted for approximately 45%, 14% and 14% of consolidated revenue.

Our revenue by country was as follows for the periods indicated (periods representing revenues of less than 10% are included in Other countries):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(unaudited, in thousands)
Cayman Islands	$—	$—	$561,530	$—
Congo	7,807	35,939	—	107,666
India	9,374	9,618	—	24,991
Cameroon	—	7,500	—	—
Gabon	7,901	—	—	—
Qatar	5,560	—	—	—
Malaysia	4,632	—	—	—
Other countries (1)	5,370	11,499	150,052	50,024
Total revenues	$40,644	$64,556	$711,582	$182,681
(1)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows as of the dates indicated (as of dates representing property and equipment of less than 10% are included in Other countries):

	September 30, 2019	December 31, 2018
(unaudited, in thousands)
Egypt	$210,992	$—
Canary Islands	—	216,955
India	129,916	141,342
Indonesia	77,335	81,850
South Africa	152,983	164,239
Other countries (1)	167,705	182,917
Total property and equipment	$738,931	$787,303
(1)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2019 and our results of operations for the three and nine months ended September 30, 2019 and 2018. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of October 17, 2019.

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

Recent Developments

Drilling Contract Arbitration

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. See “Note 9. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.  The information discussed therein is incorporated by reference into this Part I, Item 2.

For the nine months ended September 30, 2019, we recognized approximately $594.0 million in “Contract termination revenue” and $106.9 million in “Interest income” associated with the Payments. For the nine months ended September 30, 2019, an incremental $65.9 million was recognized in “General and administrative” for the remaining contingency fee associated with the Payment.

Conversion of Convertible Notes

On June 7, 2019, the Company announced that the Board of Directors had approved the conversion of all of the Convertible Notes into ordinary shares of the Company. The Company then announced on July 18, 2019 that, in light of the Petrobras Agreement, the Board of Directors had decided to reevaluate whether it is in the best interests of the Company and its shareholders to proceed with the conversion of the Convertible Notes into ordinary shares at this point in time.  Accordingly, no action is being undertaken by the Company at the current time to proceed with the Conversion.  See “Note 6. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information regarding the Conversion.  The information discussed therein is incorporated by reference into this Part I, Item 2.

Repurchase Offer

On July 8, 2019, we commenced an offer to repurchase (the “Repurchase Offer”) up to $75.0 million of the 9.25% First Lien Notes.  See “Note 9. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information regarding the Repurchase Offer.  The information discussed therein is incorporated by reference into this Part I, Item 2.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency, in their October 2019 Oil Market Report, forecasts global oil demand growth estimates of 1.0 million barrels per day for 2019 and 1.2 million barrels per day for 2020, representing annual increases of 1.0% and 1.2%, respectively. Although oil prices partially rebounded from the historical lows experienced during early 2016, reaching highs in excess of $80 per barrel in October 2018, oil prices continue to fluctuate, ending 2018 near $50 per barrel and currently trading around $60 per barrel. As a result of this price volatility and demand uncertainty for the future, operators generally continue to display a cautious approach to offshore capital expenditures.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe, there are currently 55 jackups and 26 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to June 2021. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Furthermore, according to Bassoe, 234 rigs (with an average age of approximately 36 years) have been removed from the drilling fleet since the oil price decline in 2014. Of these 234 rigs, 128 are floaters (semisubmersibles and drillships) and 106 are jackups. While we believe rig recycling to be an important element in bringing the supply of drilling rigs back into alignment with demand, we do not anticipate that it will be sufficient to materially improve market conditions in the foreseeable future.

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

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of September 30, 2019 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2019	2020	2019	2020	Beyond
Jackups	100%	37%	$23,459	$34,362	$8,636
Drillships (1)	60%	44%	$18,069	$57,592	$—
(1)

2019 figures include approximately $4.3 million of revenue attributable to ADES, an entity that is currently engaged in a joint venture with Vantage. See “Note 1. Organization and Recent Events” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Jackups
Rigs available (at end of period)	5	4	5	4
Available days (1)	368	368	1,092	1,146
Utilization (2)	98.4%	98.5%	96.8%	90.9%
Average daily revenues (3)	$65,388	$63,177	$62,194	$60,391
Deepwater
Rigs available	3	3	3	3
Available days (1)	276	276	819	819
Utilization (2)	41.3%	65.7%	41.0%	61.1%
Average daily revenues (3)	$106,660	$199,089	$106,579	$205,817

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

For the Three Months Ended September 30, 2019 and 2018

Net loss attributable to shareholders for the Current Quarter was $25.7 million, or $5.14 per basic share, on operating revenues of $40.6 million, compared to net loss attributable to shareholders for the Comparable Quarter of $26.1 million, or $5.21 per basic share, on operating revenues of $64.6 million.

The following table is an analysis of our operating results for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change
	2019	2018	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$35,830	$59,034	$(23,204)	-39%
Reimbursables and other	4,814	5,522	(708)	-13%
Total revenues	40,644	64,556	(23,912)	-37%
Operating costs and expenses
Operating costs	37,915	43,307	(5,392)	-12%
General and administrative	6,644	9,303	(2,659)	-29%
Depreciation	18,459	17,638	821	5%
Total operating costs and expenses	63,018	70,248	(7,230)	-10%
Loss from operations	(22,374)	(5,692)	(16,682)	293%
Other income (expense)
Interest income	4,245	533	3,712	696%
Interest expense and financing charges	(10,465)	(19,439)	8,974	-46%
Other, net	97	53	44	83%
Total other expense	(6,123)	(18,853)	12,730	-68%
Loss before income taxes	(28,497)	(24,545)	(3,952)	16%
Income tax (benefit) provision	(2,749)	1,515	(4,264)	-281%
Net loss	(25,748)	(26,060)	312	-1%
Net loss attributable to noncontrolling interests	(28)	—	(28)	**
Net loss attributable to shareholders	$(25,720)	$(26,060)	$340	-1%

Revenue: Total revenue decreased $23.9 million due primarily to lower utilization of the Tungsten Explorer in the Current Quarter.

Contract drilling revenue decreased 39% for the Current Quarter as compared to the Comparable Quarter. The decrease in contract drilling revenue in the Current Quarter was primarily due to lower dayrate and utilization of the Tungsten Explorer during the Current Quarter as compared to the Comparable Quarter resulting in $23.7 million decreased drilling revenue. This decrease was partially offset by higher effective dayrate on the Topaz Driller in the Current Quarter, which contributed an incremental $0.6 million in contract drilling revenue during the Current Quarter.

Reimbursables and other revenue for the Current Quarter decreased $0.7 million as compared to the Comparable Quarter due primarily to the completion of a preservation management project at the end of June 2019.

Operating costs: Operating costs for the Current Quarter decreased 12% as compared to the Comparable Quarter. Deepwater operating costs for the Current Quarter decreased $0.3 million as compared to the Comparable Quarter due primarily to lower costs on the Tungsten Explorer, which operated 66 fewer days in the Current Quarter. Jackup operating costs decreased $3.6 million for the Current Quarter as compared to the Comparable Quarter, due primarily to lower deferred mobilization amortization costs of $1.8 million on the Topaz Driller and lower drilling contract value amortization costs of $1.6 million on the Sapphire Driller. The Comparable Quarter included amortization costs associated with mobilization of the Topaz Driller from Singapore to West Africa.

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to lower share-based compensation costs of approximately $3.7 million. General and administrative expenses for the Current Quarter and for the Comparable Quarter include a credit of approximately $0.7 million and an expense of approximately $2.9 million, respectively, for non-cash share-based compensation expense. Share-based compensation expense relates to TBGs granted under the 2016 Amended MIP and are remeasured at each reporting period until settled.

Depreciation expense: Depreciation expense for the Current Quarter increased 5% as compared to the Comparable Quarter, due primarily to the acquisition of the Soehanah on December 31, 2018.

Interest income: Interest income for the Current Quarter increased $3.7 million as compared to the Comparable Quarter due primarily to higher cash investments during the Current Quarter as a result of the payments received from the Petrobras Parties in June 2019. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.  The information discussed therein is incorporated by reference into this Part I, Item 2.

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

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are remeasured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange gains of $0.1 million and $0.1 million were included in other, net, for the Current Quarter and the Comparable Quarter, respectively.

Income tax provision: Income tax expense decreased in the Current Quarter as compared to the Comparable Quarter due to the impact of the annualized effective tax rate. Our annualized effective tax rate for the Current Quarter is 3.43% based on estimated annualized profit before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Quarter was negative 11.79% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and gains or losses on disposal or transfer of assets.

For the Nine Months Ended September 30, 2019 and 2018

Net income for the Current Period was $517.1 million, or $102.47 per basic share, on operating revenues of $711.6 million, compared to net loss for the Comparable Period of $89.3 million, or $17.86 per basic share, on operating revenues of $182.7 million.

The following table is an analysis of our operating results for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Change
	2019	2018	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$101,575	$165,813	$(64,238)	-39%
Contract termination revenue	594,029	—	594,029	**
Reimbursables and other	15,978	16,868	(890)	-5%
Total revenues	711,582	182,681	528,901	290%
Operating costs and expenses
Operating costs	114,538	128,943	(14,405)	-11%
General and administrative	86,014	22,935	63,079	275%
Depreciation	55,491	53,217	2,274	4%
Total operating costs and expenses	256,043	205,095	50,948	25%
Income (loss) from operations	455,539	(22,414)	477,953	-2132%
Other income (expense)
Interest income	113,614	974	112,640	11565%
Interest expense and financing charges	(36,715)	(58,122)	21,407	-37%
Other, net	221	(1,031)	1,252	-121%
Total other income (expense)	77,120	(58,179)	135,299	-233%
Income (loss) before income taxes	532,659	(80,593)	613,252	-761%
Income tax provision	15,852	8,698	7,154	82%
Net income (loss)	516,807	(89,291)	606,098	-679%
Net loss attributable to noncontrolling interests	(312)	—	(312)	**
Net income (loss) attributable to shareholders	$517,119	$(89,291)	$606,410	-679%

Revenue: Total revenue increased $528.9 million due primarily to the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Current Period. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.  The information discussed therein is incorporated by reference into this Part I, Item 2.

Contract drilling revenue decreased 39% for the Current Period as compared to the Comparable Period due primarily to lower utilization of the Tungsten Explorer with completion of operations in West Africa in October 2018 resulting in $70.5 million lower revenue. The Tungsten Explorer commenced operations in Egypt in May 2019 after completing required equipment recertifications and certain upgrades. This decrease was partially offset by higher utilization on the Topaz Driller and higher revenue efficiency on the Platinum Explorer in the Current Period, which contributed an incremental $3.3 million and $3.4 million, respectively, in contract drilling revenue during the Current Period.

Operating costs: Operating costs for the Current Period decreased 11% as compared to the Comparable Period. Deepwater operating costs for the Current Period decreased $8.7 million due primarily to lower costs on the Tungsten Explorer, which operated 201 fewer days in the Current Period. Jackup operating costs in the Current Period and the Comparable Period included $1.6 million and $4.7 million, respectively, for non-cash amortization of the contract value acquired with the Vantage 260. Higher jackup operating costs in the Comparable Period were offset by a gain on disposal of the Vantage 260 in the amount of $2.9 million.

General and administrative expenses: Increases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to $67.0 million increase in legal expenses associated with non-routine matters, including, among others, a contingency fee related to the collection of the Petrobras Award. General and administrative expenses for the Current Period and for the Comparable Period include approximately $0.7 million and $5.6 million, respectively, of non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Period increased 4% as compared to the Comparable Period due primarily to the acquisition of the Soehanah on December 31, 2018.

Interest income: Interest income for the Current Period increased $112.6 million as compared to the Comparable Period due primarily to interest related to the Payments received during the Current Period. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.  The information discussed therein is incorporated by reference into this Part I, Item 2.

Interest expense and other financing charges: Interest expense for the Current Period decreased 37% as compared to the Comparable Period due primarily to decreased discount accretion on the Convertible Notes, which was fully amortized in February 2019. Interest expense includes non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $12.3 million and $43.1 million for the Current Period and for the Comparable Period, respectively.

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are remeasured in USD based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $0.2 million and a net foreign currency exchange loss of $1.0 million were included in other, net, for the Current Period and the Comparable Period, respectively.

Income tax expense: Income tax expense increased in the Current Period as compared to the Comparable Period due to an increase in revenue in the Current Period and the impact of the annualized effective tax rate. Our annualized effective tax rate for the Current Period is 3.43% based on estimated annualized profit before income taxes excluding income tax discrete items. Our estimated annualized effective tax rates for the Comparable Period was negative 11.79% based on estimated annualized loss before income taxes excluding income tax discrete items. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and disposal gains or losses.

Liquidity and Capital Resources

As of September 30, 2019, we had working capital of approximately $837.1 million, including approximately $814.7  million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through September 30, 2020 of approximately $32.4 million. We anticipate capital expenditures through September 30, 2020 to be between approximately $6.0 million and $8.0 million, including expenditures for installing an MPD system, in order to increase the marketability of our drillships, and for sustaining capital and capital spares. As we obtain new contracts, we could incur reactivation and mobilization costs for the impacted rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through September 30, 2020, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $23.0 million and $28.0 million. As of September 30, 2019, we had $40.4 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information regarding the Petrobras Agreement and the Petrobras Award.  The information discussed therein is incorporated by reference into this Part I, Item 2.

The table below includes a summary of our cash flow information for the periods indicated.

	Nine Months Ended September 30,
(unaudited, in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$592,287	$12,481
Investing activities	(7,229)	(18,572)
Financing activities	694	(5,815)

Changes in cash flows from operating activities are driven by changes in net income during the periods (see the discussion of changes in net income above in “Results of Operations” of this Part I, Item 2).

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

The significant elements of the Convertible Notes and 9.25% First Lien Notes are described in “Note 6. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.  The information discussed therein is incorporated by reference into this Part I, Item 2.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain options that would cause our future cash payments to change if we exercised those options.

Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. Information regarding our legal proceedings is set forth in “Note 9. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.  The information discussed therein is incorporated by reference into this Part I, Item 2.

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

Our critical accounting policies are those related to fresh-start accounting, property and equipment, impairment of long-lived assets, rig and equipment certifications, intangible assets, contract revenues, leases and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II of our annual report on Form 10-K for the year ended December 31, 2018.

During the quarter ended September 30, 2019, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

Change in accounting for lease arrangements (Adoption of ASC Topic 842).

We adopted ASU No. 2016-02, Leases (ASC 842) on January 1, 2019 electing to apply the standard prospectively and not restating comparative periods. Please refer to “Note 2. Basis of Presentation and Significant Accounting Policies” and “Note 5. Leases” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.  The information discussed therein is incorporated by reference into this Part I, Item 2.

Recent Accounting Pronouncements: See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information.  The information discussed therein is incorporated by reference into this Part I, Item 2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of the reduced oil prices since 2014 has negatively impacted the offshore contract drilling business as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

Interest Rate Risk: As of September 30, 2019, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2019, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 9. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.  The information discussed therein is incorporated by reference into this Part II, Item 1.

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

VANTAGE DRILLING INTERNATIONAL

Date: November 7, 2019	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)