Form 10-K
period 2019-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2020-03-10
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-212081

Vantage Drilling International

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1372204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Vantage Energy Services, Inc. 777 Post Oak Boulevard, Suite 800, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of the registrant’s Ordinary Shares outstanding as of February 24, 2020 is 13,115,026 shares.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court   Yes  ☒    No  ☐

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements are included throughout this Annual Report, including under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Annual Report.

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

•	growing focus on climate change and its impact on the reputation of fossil fuel products or services;
•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	identifying and completing acquisition opportunities;
•	the sufficiency of our internal controls;
•	any non-compliance with the FCPA and any other anti-corruption laws;
•	effects of new products and new technology on the market;
•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;
•	our small number of customers;
•	termination or renegotiation of our customer contracts;
•	governmental, tax and environmental regulations and related legal matters, including the results and effects of legal proceedings and governmental audits, assessments and investigations;
•	changes in the status of pending, or the initiation of new, litigation, claims or proceedings;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	our ability to prevail in the defense of any appeal by the Petrobras Parties due to legal, procedural and other risks associated with confirming and enforcing arbitration awards in such circumstances;
•	limited mobility of our drilling units between geographic regions;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;

•	changes in tax laws, treaties or regulations;
•	credit risks of our key customers and certain other third parties;
•	our level of indebtedness;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in filings we may make with the SEC, which may be obtained by contacting us or the SEC. These filings are also available through our website at www.vantagedrilling.com or through the SEC’s Electronic Data Gathering and Analysis Retrieval system (“EDGAR”) at www.sec.gov. The contents of our website are not part of this Annual Report.

Unless the context indicates otherwise, all references to the “Company,” “Vantage Drilling International,” “we,” “our” or “us” refer to Vantage Drilling International and its consolidated subsidiaries.  References to “VDI” refer to Vantage Drilling International, a Cayman Islands exempted company.

GLOSSARY OF TERMS

The following terms used in this Annual Report have the following meanings, unless specified elsewhere in this Annual Report:

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
ADVantage

ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES International Holding Ltd., a London-listed offshore and onshore provider of oil and gas drilling and production services in the Middle East and Africa

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bassoe	Bassoe Offshore A.S.
Board of Directors	The Company's board of directors
Comparable Year	The year ended December 31, 2018
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
Current Year	The year ended December 31, 2019
DOJ	U.S. Department of Justice
Drilling Contract	The Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between PVIS and VDEEP (and subsequently novated to PAI and VDDI)
EBITDA	Earnings before interest, taxes and depreciation and amortization
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act, as amended
Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
Investment Company Act	Investment Company Act of 1940, as amended
IRS	U.S. Internal Revenue Service
LSTC	Liabilities Subject to Compromise
MPD	Managed pressure drilling system
New Shares	Shares issued by the reorganized Company
Non-U.S. Holder	A beneficial owner of the Ordinary Shares (other than a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) that is not a U.S. Holder
Offer	An offer by the Company to repurchase up to $75.0 million of the 9.25% First Lien Notes
Offer Expiration Date	11:59 pm (New York City time) on August 2, 2019
OPEC	The Organization of the Petroleum Exporting Countries
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PAI	Petrobras America, Inc.
PBGs	Performance-based restricted stock units
Petrobras	Petroleo Brasileiro S.A.
Petrobras Agreement	The agreement among VDEEP and VDDI, on the one hand, and the Petrobras Parties, on the other, relating to the Petrobras Award issued in favor of VDEEP and VDDI
Petrobras Award	The award issued by an international arbitration tribunal to VDEEP and VDDI with respect to the Petrobras Parties' breach of the Drilling Contract
Petrobras Parties	Collectively, Petrobras, PAI and PVIS
PIK	Payment-in-kind
PVIS	Petrobras Venezuela Investments & Services, BV
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors

ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Tax Election

Tax election filed with the IRS on January 22, 2020, to allow VDI to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019

TBGs	Time-based restricted stock units
TEV	Total enterprise value
U.S.	United States of America
Delaware Federal Court	U.S. District Court for the District of Delaware
U.S. District Court – Texas	U.S. District Court for the Southern District of Texas
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Holder

A beneficial owner of the Ordinary Shares that is, for U.S. federal income tax purposes, (i) a citizen or individual resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that was organized under the laws of the United States, any state thereof, or the District of Columbia, (iii) an estate, the income of which is subject to U.S. federal income tax regardless of its source or (iv) a trust, if a U.S. court can exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or such trust has a valid election in effect under applicable treasury regulations to be treated as a U.S. person for U.S. federal income tax purposes

U.S. Tax Act	Public Law 115-97 enacted on December 22, 2017, commonly known as the Tax Cuts and Jobs Act of 2017
USD or $	U.S. Dollar
VDC	Vantage Drilling Company, the Company's former parent company
VDC Note	A $61.5 million promissory note issued by the Company in favor of VDC
VDDI	Vantage Deepwater Drilling, Inc.
VDI	Vantage Drilling International, the Company's parent company
VDEEP	Vantage Deepwater Company
VIE	Variable interest entity

PART I

Item 1.	Business.

Our Company

Vantage Drilling International is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services for rigs that are under construction, preservation management services for rigs that are stacked and operations and marketing services for operating rigs.

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

Drillships

Drillships are self-propelled and suited for drilling in remote locations because of their mobility and large load carrying capacity. While all of our drillships are dynamically positioned and designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet, the Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. Each drillship’s hull design has a variable deck load in excess of 20,000 tons and measures approximately 781 feet long by 138 feet wide. All of our drillships were built at Daewoo Shipbuilding & Marine Engineering shipyard in South Korea.

The following table sets forth certain information concerning our offshore drilling fleet as of February 24, 2020.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Gabon	Operating
Soehanah	2007	375	30,000	Indonesia	Contract Preparation (1)
Drillships (2)
Platinum Explorer	2010	12,000	40,000	India	Operating
Titanium Explorer	2012	12,000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Contract Preparation
(1)	The Soehanah recently completed a bareboat charter to an affiliate of P.T. Apexindo Pratama Duta Tbk. and is currently preparing for drilling operations in Indonesia.
(2)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments

Drilling Contract Arbitration

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. See “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information. The information discussed therein is incorporated by reference in its entirety into this Part I, Item 1.

For the year ended December 31, 2019, we recognized approximately $594.0 million in “Contract termination revenue” and $106.9 million in “Interest income” associated with the Petrobras Payments (as defined in “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report). For the year ended December 31, 2019, an incremental $63.4 million was recognized in “General and administrative” for the remaining contingency fee associated with the Payment.

Repurchase Offer

On July 8, 2019, we commenced an offer to repurchase (the “Repurchase Offer”) up to $75.0 million of the 9.25% First Lien Notes.  See “Note 6. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information regarding the Repurchase Offer.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 1.

Conversion of Convertible Notes

On November 18, 2019, we announced that the Board of Directors had approved the Conversion effective December 4, 2019.  See “Note 6. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information regarding the Conversion.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 1.

Special Cash Distribution

On November 18, 2019, we announced that the Board of Directors declared a special cash distribution in the aggregate amount of $525.0 million, or $40.03 per share, which was paid on December 17, 2019, to shareholders of record as of the close of business on December 10, 2019, (the “Special Cash Distribution”).  See “Note 7. Shareholders’ Equity (Deficit)” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional information regarding the Special Cash Distribution.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 1.

Change in U.S. Tax Status

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019.  See “Note 8. Income Taxes” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information regarding the change in tax status.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 1.

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

•

Jackup rigs. We believe that our ultra-premium jackup rigs compare favorably to the majority of the current global jackup rig fleet, which is primarily comprised of rigs that are older, smaller and less capable due to their reliance on, and utilization of, less modern equipment. Each of our jackup rigs is aged 13 years old or less and has a water depth capability of 375 feet and drilling depth capability of 30,000 feet. Our jackup rigs are equipped with offline stand-building systems, which provide significant drilling efficiency and have at least a 1.4 million pound hook load, allowing more demanding wells to be drilled. Each of our jackup rigs have (i) a cantilever reach envelop of 75 x 30 feet, which enables each rig to reach more well slots on a platform without requiring a rig move, (ii) a large deck space, (iii) up to 3,749 tons of variable deck-load, allowing more equipment and supplies to be stored on the rig, and (iv) a 120-person accommodation, all of which we believe bring efficiencies, better logistics and significant cost savings to our customers. As a result, we believe our jackups are generally preferred by clients for their superior and more efficient drilling performance, better and more cost-effective logistics, and consistent activity levels. As demonstrated during the current cycle, clients have shown a preference for modern jackups, such as ours, with global modern jackup utilization rebounding more rapidly than older rigs. As of February 24, 2020, our jackup rigs are 100% under contract or preparing for contract.

•

Drillships. Our ultra-deepwater drillships are designed to drill in up to 12,000 feet of water, and two of our drillships have been further upgraded with a hook load of 2.5 million pounds, which further enhances their ability to drill deep, complex and demanding wells. Our drillships are currently equipped with risers to drill in water depths of up to 10,000 feet, which we believe is the optimal specification for the majority of current ultra-deepwater development projects. However, additional risers could be added to drill in water depths of up to 12,000 feet as needed by our clients. Finally, an MPD system has been installed on the Tungsten Explorer drillship, and we have the ability to equip this MPD on our other drillships. Based on our experience, a significant number of the recent and active requirements for floaters are requesting an MPD system (or a subset of an MPD system called Riser Gas Handling). We believe these high-specification and upgraded drillships are generally preferred by our clients and will better position us to secure contracts and command premium dayrates as compared to our competitors with less advanced fleets.

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

We have a strong balance sheet with significant debt coverage. As of December 31, 2019, we have approximately $242.9 million of cash on our balance sheet (including $11.0 million of restricted cash) and no near-term debt maturities. Our long-term debt consists of $350.0 million of 9.25% First Lien Notes, which are secured on a first priority basis by substantially all of our assets.  As compared to many of our competitors that are highly levered, we believe that our strong balance sheet and low amount of debt relative to our cash balance enables us to weather the continuing challenges currently facing this industry and positions us to take advantage of the recovery.

We are a leading operator with strong client relationships. We believe that our safety and operational performance, experienced and skilled employees, and modern and highly advanced fleet have produced a track record of high-quality client service and operational safety, efficiency and effectiveness. We have received special recognition from several of our clients for superior drilling services based on key operational metrics, including with respect to safe operations, drilling efficiency, low non-productive time and best contractor performance.

We have a proven management team. Our executive team has a strong reputation for sound execution, customer focus and delivering strong financial performance. Our management team has extensive experience in the oilfield services and offshore drilling industries, as well as experience operating in key global offshore development locations, including the Gulf of Mexico, West Africa, the Middle East, South East Asia and India, with major international and national oil companies as well as independent exploration and production companies. In addition to the members of the management team, we have highly trained personnel operating and maintaining our rigs. We believe that our team’s significant experience, technical expertise and strong client relationships, as well as the functional depth throughout our organization, enhance our ability to deliver superior drilling services to our clients and effectively operate on a global basis.

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

Enhanced focus on safety and operational excellence. With cyclical demand for offshore drilling services, excelling in safety and operational ability is a key factor for success. We intend to continue our focus on minimizing safety incidents, while also continually increasing our operational uptime and efficiency. This dual focus is intended to enable us to develop and maintain long-term customer relationships and maximize the utilization of our fleet while also ensuring the safety of our and our customers’ employees and contractors. We intend to maintain our exemplary safety and operational performance through attentive and engaged leadership, ongoing competency and training programs, appropriate incentive structures at all levels and effective management oversight.

Efficiently manage costs to adapt to and withstand a range of market conditions. With a cost-competitive fleet, we believe we are well-positioned to operate across business cycles and achieve enhanced profitability in the event of a recovery in the offshore drilling industry. We have assembled and deployed an active fleet that we believe is at the low end of the cost-of-supply curve through right sizing and centralization of shore-based support, nationalization and regionalization of senior offshore positions, and active supply chain management. We believe these efforts to manage costs will enable us to maintain our industry-leading fleet utilization while generating positive operational cash flows in a cyclical dayrate environment.

Maintain high fleet utilization and consistent activity levels to capitalize on customer preferences for active rigs. We enjoy an industry-leading fleet utilization, which serves as a competitive advantage in securing contracts given operators’ strong preference for rigs with consistent activity levels. Consistent activity helps reduce the uncertainty of any associated costs and preparation time for rigs to undertake new contracts. All of our jackup rigs are currently contracted or preparing for contract with client options to extend their contracts. Two of our drillships are currently contracted or preparing for contract with a client and one drillship is maintained warm-stacked in anticipation of what we believe to be an improved dayrate and contract term environment commencing as early as late 2020.

Preserve balance sheet and maintain significant liquidity through business cycles. With approximately $242.9 million cash on our balance sheet as of December 31, 2019 (including $11.0 million of restricted cash) and no near-term debt maturities, we continue to focus on preservation of liquidity as the offshore drilling business cycle continues.

Maintain high-quality asset portfolio with diverse footprint by selectively pursuing acquisitions that we believe align with our operational model and are likely to increase cash flow. Our balanced fleet of jackup rigs and drillships allows us to address the dynamic opportunity set in the offshore drilling industry. We believe the quality of our jackup rig and drillship fleets, combined with our experience in shallow and deepwater markets, position us to compete in various market segments and geographies. We maintain a young fleet with an average age of approximately ten years; accordingly, our high-specification assets enable us to capitalize on the bifurcation in utilization levels between modern and older rigs, and to secure contracts with premium dayrates. Additionally, high-specification modern drilling units generally provide superior and more efficient drilling performance, as well as enhanced and more cost effective logistics. Newer and more modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high-quality operating personnel. As a result, our fleet is well suited to meet the requirements of customers for efficiently drilling complex wells in demanding locations. To maintain our high-quality asset portfolio, we are focused on disciplined investment in, and the growth of, our active drilling fleet to maximize our profitability. Additionally, we have invested in MPD technology for the Tungsten Explorer ultra-deepwater drillship, technology which is currently required by a significant number of the tenders in the market and is becoming increasingly prevalent in the industry, making such drillship highly regarded and sought after by customers. We have the ability to equip this MPD system on our other drillships.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and natural gas exploration and production companies through the use of mobile offshore drilling units. Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in some rigs becoming idle for long periods of time as is the case today. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and natural gas prices and capital spending by companies exploring for and producing oil and natural gas. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling activities and, as a result, greater demand for our services. As a result of the reduced breakeven cost for our customers offshore project opportunities for our services have generally increased over the past year, albeit at a slow rate as the market gradually absorbs the oversupply of active and warm drilling rigs.

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

Customers

Our customers are primarily large multinational oil and natural gas companies, government owned oil and natural gas companies and independent oil and natural gas producers. Contract termination revenue from the Petrobras Parties accounted for approximately 78% of consolidated revenue for the year ended December 31, 2019.  For the years ended December 31, 2019, 2018 and 2017, the following customers accounted for more than 10% of our consolidated revenue, in the respective periods:

	Year Ended December 31,
	2019 (1)	2018	2017
Total E&P Congo	---	40%	51%
Oil & Natural Gas Corporation	23%	15%	---
ENI Congo SA	23%	14%	15%
Total E&P Qatar	13%	---	11%
Olio Energy Sdn Bhd (2)	11%	---	13%

(1)	Amounts exclude the contract termination revenue received from the Petrobras Parties.
(2)

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

The following table sets forth certain information concerning the current contract status of our offshore drilling fleet as of February 24, 2020.

Name	Region	Contract End Date	Customer
Emerald Driller	Middle East	Q2 2021	Total E&P Qatar
Sapphire Driller	West Africa	Q2 2021	ENI Congo SA
Aquamarine Driller	Southeast Asia	Q2 2020	CPOC through Olio Energy Sdn Bhd
Topaz Driller	West Africa	Q2 2020	VAALCO Gabon
Soehanah	Southeast Asia	Q3 2020	Medco E&P
Platinum Explorer	India	Q4 2020	Oil & Natural Gas Corporation
Tungsten Explorer	Mediterranean	Q2 2020	Total Lebanon

Contract Backlog

As of December 31, 2019, our owned fleet had total drilling contract backlog of approximately $149.0 million. We expect that approximately $130.4 million of our total contract backlog will be performed during 2020, with the remainder performed in subsequent years.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and natural gas reserves.

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

There are risks that are outside of our control. Nonetheless, we believe that we are adequately insured for liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment. For more information regarding the risks related to our insurance policies, see “Risk Factors—Our business involves numerous operating hazards, and our insurance and contractual indemnity rights may not be adequate to cover our losses” in Part I, Item 1A of this Annual Report.

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

Environmental Regulation

For a discussion of the effects of environmental regulation on our current operations, see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages” and “—Public concern and legislative and regulatory initiatives regarding the potential risks associated with global warming, and the environmental and social impacts of fossil fuel extraction and use, may adversely affect our operations or the demand for oil and natural gas” in Part I, Item 1A of this Annual Report. We anticipate that we will continue to make expenditures to comply with environmental requirements. To date, we have not expended material amounts beyond those amounts spent on our basic rig designs in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

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

Employees

At December 31, 2019, we managed a workforce of approximately 940 people, of which approximately 425 were our direct employees.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.vantagedrilling.com as soon as practicable after we electronically file such material with the SEC through EDGAR at www.sec.gov.  Information contained on or accessible from our website is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report or any other filing that we make with the SEC.

This Annual Report also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report. The descriptions contained in this Annual Report of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the respective definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Vantage Drilling International, Attention: General Counsel, c/o Vantage Energy Services, Inc., 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056, phone number (281) 404-4700. You can also obtain copies of any of the agreements that are filed as exhibits to this Annual Report from the SEC through the SEC’s website at www.sec.gov.

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

Risks Related to Operations of our Business

Our industry is highly competitive, cyclical and subject to intense price competition.

The offshore contract drilling industry, historically, has been cyclical and volatile with periods of high demand, limited supply and high dayrates alternating with periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. According to Bassoe, as of January 2020 there were 49 jackups and 26 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to July 2022. It is unclear when or whether delivery of these drilling rigs will occur as many rig deliveries have been deferred and some have been canceled. Notwithstanding such deferrals and cancellations, excess supply may continue to depress the markets in which we operate. Periods of low demand and excess supply intensify competition in our industry and often result in some of our drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

A continued low amount of, or further reduction in, expenditures by oil and natural gas exploration and production companies due to low levels of oil and natural gas prices, a decrease in demand for oil and natural gas, or other factors, would adversely affect our business.

Our business, including the utilization rates and dayrates we achieve for our drilling units, depends on the level of activity in oil and natural gas exploration, development and production expenditures of our customers. Oil and natural gas prices and customers’ expectations of potential changes in these prices significantly affect this level of activity. Commodity prices are affected by numerous factors, including the following:

•	changes in global economic conditions;
•	the worldwide supply and demand for oil and natural gas;
•	the cost of exploring for, producing and delivering oil and natural gas;
•	expectations regarding future prices;
•	advances in exploration, development and production technology;
•	the ability or willingness of OPEC to set and maintain production levels and pricing;
•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;
•	the availability and discovery rate of new oil and natural gas reserves in the U.S. shale oil and gas regions;
•	the rate of decline of existing and new oil and natural gas reserves;

•	the level of production in non-OPEC countries;
•	domestic and international tax policies;
•	the development and exploitation of alternative fuels;
•	weather;
•	public concern regarding the potential risks associated with global warming;
•	blowouts and other catastrophic events;
•	governmental laws and regulations, including environmental laws and regulations;
•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;
•	volatility in the exchange rate of USD against other currencies; and
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

Public concern and legislative and regulatory initiatives regarding the potential risks associated with global warming, and the environmental and social impacts of fossil fuel extraction and use, may adversely affect our operations, the demand for oil and natural gas or our access to capital.

Global climate issues, including the emission of greenhouse gasses, continue to attract considerable public and scientific attention. Numerous reports, including, most recently, the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have caused concern about the adverse impacts of human activity on the world’s climate. The adoption of any legislation or regulation that requires reporting of greenhouse gasses, or otherwise restricts emissions of greenhouse gasses from our operations, could require us to incur significant costs to reduce such emissions, could adversely affect demand for the oil and natural gas that we extract or limit our access to financial capital.

Over the past several years, there have also been efforts to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds, to promote the divestment of fossil fuel equities and pressure lenders to limit funding to companies engaged in the extraction of fossil fuels. For example, BlackRock, one of the largest asset managers in the world, recently affirmed its commitment to divest from investments in fossil fuels due to concerns over climate change. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution and the emission of greenhouse gasses could interfere with our operations, business activities, and ability to access the capital markets generally. Moreover, increased attention regarding the risks of climate change and the emission of greenhouse gasses augments the possibility of litigation or investigations being brought by public and private entities against oil and natural gas companies in connection with their greenhouse emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that political or societal pressures or other factors are involved, could be imposed without regard to the causation of, or contribution to, the asserted damage, or to other mitigating factors.

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

The offshore contract drilling market is generally a global market as drilling units may be mobilized from one market to another market. However, geographic markets can, from time to time, have material fluctuations in costs and risks as the ability to mobilize drilling units can be impacted by several factors including, but not limited to, governmental regulation and customs practices, the significant costs to move a drilling unit, availability of tow boats or heavy lift vessels, weather, political instability, civil unrest, military actions and the technical capability of the drilling units to operate in various environments. Any increase in the supply of drilling units in the geographic areas in which we operate, whether through new construction, refurbishment or conversion of drilling units from other uses, remobilization or changes in the law or its application, could increase competition and result in lower dayrates and/or utilization, which would adversely affect our financial position, results of operations and cash flows. Additionally, while a drilling unit is being mobilized from one geographic market to another, we may not be paid by the customer for the time that the drilling unit is out of service. Also, we may mobilize the drilling unit to another geographic market without a customer contract which could result in costs not reimbursable by future customers.

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

We derive a significant portion of our revenues from a few customers. Contract termination revenue from the Petrobras Parties accounted for approximately 78% of consolidated revenue for the fiscal year ended December 31, 2019.  Excluding the contract termination revenue received from the Petrobras Parties in connection with the Petrobras Award, four customers accounted for approximately 70% of our revenue during the fiscal year ended December 31, 2019. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuses to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

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

As of December 31, 2019, our owned fleet had total drilling contract backlog of approximately $149.0 million. This amount was calculated based on certain estimates and assumptions regarding operations and payments to be received under such drilling contracts. Although management believes that such estimates and assumptions are reasonable, actual amounts received under these contracts could materially differ from the projected amount. Material differences between the projected contract backlog amount and the amounts actually received pursuant to such contracts could be caused by a number of factors, including rig downtime or suspension of operations. We may not be able to realize the full amount of our contract backlog due to events beyond our control.

We may suffer losses as a result of foreign currency fluctuations.

A significant portion of the contract revenues of our foreign operations will be paid in USD; however, some payments are made in foreign currencies. As a result, we are exposed to currency fluctuations and exchange rate risks as a result of our foreign operations. To minimize the financial impact of these risks when we are paid in non-U.S. currency, we attempt to match the currency of operating costs with the currency of contract revenue. If we are unable to substantially match the timing and amounts of these payments, any increase in the value of USD in relation to the value of applicable foreign currencies could adversely affect our operating results.

Our financial results may not reflect historical trends.

Our past financial performance may not be indicative of our future financial performance. We have a limited operating history since our emergence from bankruptcy on the Effective Date. Further, we became a new entity for financial reporting purposes when we adopted fresh-start accounting as of our emergence from bankruptcy. As a result, our financial results for periods following our emergence from bankruptcy are different from historical trends and the differences may be material.

We may not prevail in the defense of any appeal of the Petrobras Award and the result of any such appeal may ultimately require us to return all or a portion of the Petrobras Payments made to satisfy the Petrobras Award.

On July 2, 2018, an international arbitration tribunal issued an award in favor of VDEEP and VDDI, finding that the Petrobras Parties had breached the Drilling Contract, and awarded VDEEP and VDDI damages in the aggregate amount of $622.0 million against the Petrobras Parties and dismissed the Petrobras Parties’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the Petrobras Award is made.

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. The Petrobras Agreement considered the Petrobras Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%. Pursuant to the Petrobras Agreement, PVIS agreed to pay VDEEP and PAI the Petrobras Payments (as defined in “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report) in full satisfaction and payment of the Petrobras Award and the related judgement entered by the U.S. District Court – Texas confirming the Petrobras Award. Neither party released any of its claims, except for certain claims in respect of certain pre-judgement attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Petrobras Payments in full on June 21, 2019. The Petrobras Parties thereafter filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking a reversal of the judgment of the U.S. District Court - Texas, which confirmed the Petrobras Award and denied the Petrobras Parties’ motion for vacatur.

In light of the retention by the Petrobras Parties of their rights, including the right to appeal the judgment entered by the U.S. District Court - Texas, the Petrobras Parties may assert a claim for the return of all or a portion of the Petrobras Payments made to satisfy the Petrobras Award in the event such judgment is overturned on appeal. While we believe there is no basis for reversal of the Petrobras Award and intend to vigorously contest the appeal, we are unable to predict the ultimate outcome of the appeal at this time given the issues at stake and the inherently uncertain nature of litigation. Accordingly, no assurances can be given as to the amount of the Petrobras Payments to be ultimately realized by the Company, if any. Furthermore, while the Company has obtained judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment, to the extent the Petrobras Parties were to ultimately succeed in their appeal of the Petrobras Award, the Company’s consolidated financial position and results of operations could be materially adversely affected. For further information regarding the Petrobras Award, see “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.

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

In 2018, we experienced a cybersecurity breach which temporarily hindered our ability to utilize our email server and obstructed certain back-up data. However, the breach did not have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows, and did not compromise any customer data. The costs to restore the data and services impacted by the cybersecurity breach were not material. While we believe such breach to be an isolated incident, we cannot provide assurance that we will not in the future experience any other actual or attempted breaches of our cybersecurity. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and another incident were to occur, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows. Currently, we carry limited insurance for losses related to cybersecurity attacks and may elect to not increase such coverage in the future.

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

Risks Related to Government Regulations and Laws

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

In July 2015, we became aware of media reports that Hamylton Padilha, the Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. We voluntarily contacted the DOJ and the SEC to advise them of these developments. On August 2017, we received a letter from the DOJ indicating that the DOJ had closed its investigation on the matter without any action and on November 19, 2018, we concluded a settlement agreement with the SEC, including a payment of $5.0 million, resolving the SEC’s investigation into possible violations of the internal accounting control provisions of the FCPA by VDC and VDC’s subsidiaries (including Vantage and Vantage’s subsidiaries, the foregoing having been subsidiaries of VDC at the commencement of the investigation). With the settlement of this matter with the SEC, the U.S. government’s investigation of Vantage and VDC for possible violations of the FCPA was formally concluded.

Because VDI is incorporated under the laws of the Cayman Islands, stakeholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited.

VDI is an exempted company incorporated with limited liability under the laws of the Cayman Islands. In addition, substantially all of our assets are located outside the United States. As a result, it may be difficult for holders of our securities to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or executive officers.

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

Risks Related to Financial Conditions and Markets

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of December 31, 2019, we had approximately $350.0 million aggregate principal amount of debt outstanding, consisting of $350.0 million under the 9.25% First Lien Notes. Our level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing the 9.25% First Lien Notes, we will be required to offer to repurchase or repay all (or, in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of the 9.25% First Lien Notes at the price and upon the terms set forth in the applicable agreement. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay the 9.25% First Lien Notes as set forth in the agreement governing the 9.25% First Lien Notes. We may not have sufficient funds available to repurchase or repay all of the debt that becomes due and payable pursuant to any such offer, which would constitute an event of default that, in turn, would likely trigger a default under any other then-existing debt agreements. Moreover, the creditors under certain of our debt agreements may limit our ability to repurchase debt. In that event, we would need to refinance the applicable debt, or obtain a waiver under the applicable debt agreement, before making an offer to purchase. We may be unable to refinance such indebtedness or obtain a waiver. Any requirement to offer to repurchase or repay any of our existing debt may therefore require us to refinance some or all of our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Public health threats could have a material adverse effect on our financial position, results of operations or cash flows.

Public health threats, including, but not limited to, COVID-19, Ebola, the H1N1 flu virus, the Zika virus, Severe Acute Respiratory Syndrome and other highly communicable diseases, outbreaks of which have occurred fairly recently in various parts of the world in which we operate, could adversely impact our operations, the operations of our clients and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Any quarantine of personnel or the inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may adversely affect our financial position, results of operations or cash flows.

Risks Related to Tax

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

U.S. Holders will be required to pay U.S. taxes on their share of VDI’s income even if they do not receive any cash distributions from VDI.

Because VDI is treated as a partnership for U.S. federal income tax purposes, U.S. Holders will be required to pay U.S. federal income taxes and, in some cases, U.S. state and local income taxes on their share of VDI’s taxable income.  Given VDI’s current structure as a holding entity with no direct operations at the VDI level, we do not currently expect to generate material positive taxable income at VDI in the near term.  However, to the extent VDI does generate positive taxable income, U.S. Holders would still be required to pay U.S. taxes on their share of said income regardless of whether or not we make corresponding distributions to our equity holders. In addition, we cannot assure you that our current structure will not change in the future. U.S. Holders may not receive cash distributions from VDI equal to their share of VDI’s taxable income or even equal to the actual tax liability that results from their share of VDI’s taxable income.

An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes may, unless an exception applies, nonetheless be taxable as a corporation if it is a “publicly traded partnership.” An entity that would otherwise be classified as a partnership is a publicly traded partnership if (1) interests in the partnership are traded on an established securities market or (2) interests in the partnership are readily tradable on a secondary market or the substantial equivalent thereof. It is likely that VDI will be treated as a “publicly traded partnership.” However, an exception to taxation as a corporation, referred to as the “Qualifying Income Exception,” exists if at least 90% of such partnership’s gross income for every taxable year consists of “qualifying income” and the partnership is not required to register under the Investment Company Act.  Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property, and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. VDI believes that it currently meets, and expects that it will continue to meet, the Qualifying Income Exception.

Distributions made by VDI may reduce a U.S. Holder’s tax basis in the Ordinary Shares, and therefore, U.S. Holders may realize a greater gain on the disposition of their Ordinary Shares than they otherwise may expect, and may have a tax gain even if the price they receive in a disposition of their Ordinary Shares is less than their original tax basis.

If U.S. Holders sell their Ordinary Shares, they will recognize gain or loss for U.S. federal income tax purposes that is equal to the difference between the amount realized and their tax basis in those Ordinary Shares. Prior distributions in excess of the total net taxable income allocated decrease a U.S. Holder’s tax basis and will, in effect, become taxable income if Ordinary Shares are sold at a price greater than their tax basis, even if the price received is less than the U.S. Holder’s original tax basis.  Future cash distributions that exceed the U.S. Holder’s tax basis would result in a gain for U.S. federal income tax purposes.

In the case of a disposition of Ordinary Shares, VDI’s debt must be taken into account under the partnership tax accounting rules.

From time to time, VDI may incur debt for a variety of reasons. Under partnership tax accounting principles VDI’s debt will generally be allocable to holders of VDI’s Ordinary Shares, and the holders will include their respective allocable shares of the debt in the U.S. federal income tax basis of their Ordinary Shares. A holder’s U.S. federal income tax basis in VDI’s Ordinary Shares will be adjusted for, among other things, distributions of cash, if any, and allocations of items of VDI’s income, gain, loss and deduction. At the time a U.S. Holder of VDI’s Ordinary Shares later sells its Ordinary Shares, for U.S. federal income tax purposes, the U.S. Holder’s amount realized on the sale will include not only the sales price of the Ordinary Shares but also the U.S. Holder’s portion of VDI’s indebtedness that is allocable to those Ordinary Shares.

U.S. tax-exempt holders and non-U.S. Holders face unique U.S. tax issues from owning Ordinary Shares that may result in adverse U.S. tax consequences to them.

Organizations exempt from U.S. federal income tax under Section 501(a) of the Code are subject to tax on “unrelated business taxable income” (“UBTI”).  UBTI arises primarily as income from an unrelated trade or business regularly carried on or as income from “debt-financed” property.  U.S. tax-exempt holders of Ordinary Shares generally would be subject to tax on their allocable shares of UBTI realized by VDI in the same manner as if such UBTI were realized directly by such organizations.  Debt-financed property means property held to produce income with respect to which there is “acquisition indebtedness” (i.e., indebtedness incurred in acquiring or holding property). As VDI has incurred “acquisition indebtedness” (such as, for example, the 9.25% Senior Secured First Lien Notes), U.S. tax-exempt holders of Ordinary Shares may be subject to the tax on UBTI on their investment (for so long as VDI is treated as a partnership for U.S. federal income tax purposes and has acquisition indebtedness).

VDI expects to conduct its affairs so that it will not be treated as engaged in a trade or business within the U.S. for U.S. federal income tax purposes.  As a consequence, VDI expects that (i) non-U.S. Holders will not be subject to U.S. federal tax on a net income basis with respect to the income of VDI, and (ii) VDI will not be required to withhold tax under Section 1446 of the Code with respect to non-U.S. Holders.   If, however, VDI were determined to be engaged in a trade or business within the United States for U.S. federal income tax purposes, and had income effectively connected therewith, then, in the case of a non-U.S. Holder; (a) the share of VDI’s income that is effectively connected with such trade or business that is allocable to such non-U.S. Holder could be subject to U.S. federal income withholding tax at a rate equal to the highest applicable U.S. federal income tax rate and such holder could be required to file a U.S. federal income tax return and pay U.S. federal income tax on its allocable share of VDI’s net effectively connected income; (b) all or a portion of the gain on the disposition (including by redemption) of Ordinary Shares by such non-U.S. Holder could be taxed as effectively connected income to the extent such gain is attributable to assets of VDI that generate effectively connected income; (c) if such non-U.S. Holder is a corporation, such income could be subject to an additional branch profits tax of 30% on its allocable share of VDI’s effectively connected earnings and profits, adjusted as provided by law (subject to reduction by any applicable tax treaty); and (d) such non-U.S. Holder, whether or not a corporation, could be viewed as being engaged in a trade or business within the United States and as maintaining an office or other fixed place of business within the United States, and certain other income of such non-U.S. Holder could be treated as effectively connected income (for example, a non-U.S. Holder who, pursuant to an applicable tax treaty, is currently not subject to tax with respect to a trade or business within the United States because such holder does not have a permanent establishment in the United States could lose the benefits of the tax treaty as a result of its ownership of Ordinary Shares).

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain offices, land bases and other facilities in several worldwide locations, including our principal executive offices in Houston, Texas, an operational, executive and marketing office in Dubai and a regional administrative office in Singapore. We lease all of these facilities.

The description of our drilling fleet included under “Business” in Part I, Item 1 of this Annual Report is incorporated by reference in its entirety into this Part I, Item 2.

Item 3.	Legal Proceedings.

 Information regarding the Company’s legal proceedings is set forth in “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 3.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Distributions

There is no established trading market for our New Shares and there has not been an established trading market for our New Shares since we emerged from bankruptcy on the Effective Date. Therefore, we are not able to provide information regarding the trading prices for the New Shares.

The Board of Directors declared the Special Cash Distribution to shareholders of record as of the close of business on December 10, 2019.

Other than the Special Cash Distribution, we have not made any cash or other distributions in respect of our New Shares to date and do not anticipate paying cash distributions in the immediate future as we contemplate that our cash flows will be used for debt reduction and growth. The payment of future distributions, if any, will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. We are subject to certain restrictive covenants under the terms of the agreements governing our indebtedness, including restrictions on our ability to pay any cash distributions.

Repurchases of Equity Securities

The ability to make share repurchases is subject to, among other things, the discretion of our Board of Directors and the covenants in our credit agreement.  There are no share repurchase programs outstanding at December 31, 2019.

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2019.

 Information regarding the Company’s shares available for issuance in connection with equity compensation plans is set forth in “Note 7. Shareholders' Equity (Deficit)” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 5.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Successor						Predecessor
	Year Ended December 31,
	2019		2018		2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016		Year Ended December 31, 2015
(in thousands)
Consolidated Statement of Operations Data
Revenue	$760,848	(1)	$225,747		$212,846	$158,648	$23,540		$772,265
Operating costs	156,893		171,041		161,974	123,069	25,213		359,610
General and administrative expenses	128,548		29,544		41,648	36,922	2,558		25,322
Depreciation and amortization	73,820		70,447		73,925	67,920	10,696		127,359
Income (loss) from operations	401,587		(45,285)		(64,701)	(69,263)	(14,927)		259,974
Gain (loss) on debt extinguishment	—		(1,271)	(2)	—	—	—		10,823	(3)
Interest income (expense), net	69,793	(1)	(76,881)		(75,633)	(67,005)	(1,725)		(173,550)	(4)
Other income (expense)	216		(1,505)		2,807	1,179	(69)		4,231
Reorganization items	—		—		—	(1,380)	(452,919)	(5)	(39,354)	(6)
Bargain purchase gain	—		—		1,910	—	—		—
Income (loss) before income taxes	471,596		(124,942)		(135,617)	(136,469)	(469,640)		62,124
Income tax provision	15,121		16,526		14,168	10,948	2,371		39,870
Net income (loss)	456,475		(141,468)		(149,785)	(147,417)	(472,011)		22,254
Net income (loss) attributable to noncontrolling interests	741		—		—	—	(969)		5,036
Net income (loss) attributable to shareholders	$455,734		$(141,468)		$(149,785)	$(147,417)	$(471,042)		$17,218
Earnings (loss) per share
Basic	$80.27		$(28.29)		$(29.96)	$(29.48)	N/A		N/A
Diluted	$80.27		$(28.29)		$(29.96)	$(29.48)
Special Cash Distribution declared per share	$40.03		N/A		N/A	N/A	N/A		N/A
Other Financial Data
EBITDA Reconciliation
Net income (loss)	$456,475		$(141,468)		$(149,785)	$(147,417)	$(472,011)		$22,254
Interest (income) expense	(69,793)		76,881		75,633	67,005	1,725		173,550
Income tax provision	15,121		16,526		14,168	10,948	2,371		39,870
Depreciation	73,820		70,447		73,925	67,920	10,696		127,359
EBITDA (7)	475,623		22,386		13,941	(1,544)	(457,219)		363,033
Gain (loss) on debt extinguishment	—		1,271		—	—	—		(10,823)
Reorganization items	—		—		—	1,380	452,919		39,354
Bargain purchase gain	—		—		(1,910)	—	—		—
Adjusted EBITDA (8)	$475,623		$23,657		$12,031	$(164)	$(4,300)		$391,564
Balance Sheet Data (as of end of period)
Cash and cash equivalents	$231,947		$224,967		$195,455	$231,727	N/A		$203,420
Total other current assets	113,890		101,266		102,541	78,479	N/A		157,323
Property and equipment, net	721,126		787,303		763,191	834,528	N/A		2,948,387

	Successor				Predecessor
	Year Ended December 31,
	2019	2018	2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016	Year Ended December 31, 2015
Total other assets	23,774	16,026	21,935	15,694	N/A	23,050
Total assets	$1,090,737	$1,129,562	$1,083,122	$1,160,428	N/A	$3,332,180
Total current liabilities	$76,535	$62,355	$69,213	$55,161	N/A	$132,616
Long-term debt	343,579	1,109,011	919,939	867,372	N/A	—	(9)
Other long-term liabilities	17,532	22,889	17,195	11,335	N/A	33,097
Liabilities subject to compromise	—	—	—	—	N/A	2,694,456
Controlling interest shareholder's equity (deficit)	651,847	(64,693)	76,775	226,560	N/A	456,756
Noncontrolling interests	1,244	—	—	—	N/A	15,255
Total liabilities and shareholders’ equity (deficit)	$1,090,737	$1,129,562	$1,083,122	$1,160,428	N/A	$3,332,180
Cash Flow Data
Net cash provided by (used in) operating activities	$535,639	$12,794	$(19,873)	$(4,874)	$(20,365)	$92,587
Net cash provided by (used in) investing activities	(7,798)	(94,613)	(14,969)	(11,964)	116	(46,490)
Net cash provided by (used in) financing activities	(524,284)	125,751	(1,430)	(1,481)	66,875	81,522

(1)	Includes $594.0 million in “Contract termination revenue” and $106.9 million in “Interest Income” associated with the Petrobras Payments from the Petrobras Parties.
(2)	Includes the write-off of $1.0 million of deferred financing costs.
(3)

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

(7)

EBITDA represents net income (loss) before (i) interest income (expense), (ii) provision for income taxes and (iii) depreciation and amortization expense. EBITDA is not a financial measure under GAAP as defined under the rules of the SEC, and is intended as a supplemental measure of our performance. We believe this measure is commonly used by analysts and investors to analyze and compare companies on the basis of operating performance.

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

The following discussion is intended to assist you in understanding our financial position and our results of operations for the years ended December 31, 2019, 2018 and 2017. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” in Part I of this Annual Report and “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our offshore drilling fleet as of February 24, 2020.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Gabon	Operating
Soehanah	2007	375	30,000	Indonesia	Contract Preparation (1)
Drillships (2)
Platinum Explorer	2010	12,000	40,000	India	Operating
Titanium Explorer	2012	12,000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Contract Preparation
(1)	The Soehanah recently completed a bareboat charter to an affiliate of P.T. Apexindo Pratama Duta Tbk and is currently preparing for drilling operations in Indonesia.
(2)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver of demand for our services. The International Energy Agency, in their March 2020 Oil Market Report, expects demand to fall year-on-year, by 90 thousand barrels per day for the first time since 2009. Although oil prices partially rebounded from the historical lows experienced during early 2016, reaching highs near $80 per barrel in early October 2018, oil prices continue to fluctuate, ending 2019 near $70 per barrel.  Oil prices are currently trading below $40 per barrel largely in response to concerns about coronavirus and its potential impact on worldwide demand for oil. As a result of this price volatility and uncertainty for the future, operators generally continue to display a cautious approach to offshore capital expenditures.

In addition to the reduction in demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe, there are currently 49 jackups and 26 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to July 2022. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Furthermore, according to Bassoe, 242 rigs have been removed from the drilling fleet since the oil price decline in 2014. Of these 242 rigs, 130 are floaters (semisubmersibles and drillships) and 112 are jackups. While we believe rig recycling to be an important element in bringing the supply of drilling rigs back into alignment with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2020.

In response to both market conditions and excessive levels of idle capacity, there has been intense pressure on operating dayrates as drilling contractors generally prefer to maintain rigs in an active state and customers generally favor recently operating rigs over reactivated cold-stacked rigs. Therefore, while opportunities for our services have increased over the past year, albeit at a slow rate as the market gradually absorbs the oversupply of active and warm drilling rigs, increases in dayrates have been more evident in the jackup sector while pricing improvement is now slowly being observed in the floater sector. However, we expect that the continued market volatility and international tensions over prices and supply will present challenges in the industry in the near term.

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of December 31, 2019 forward (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2020	2021	2020	2021	Beyond
Jackups	69%	13%	$71,029	$18,620	$—
Drillships	45%	0%	$59,394	$—	$—

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Jackups
Rigs available	5	5	5
Available days (1)	1,460	1,514	1,657
Utilization (2)	97.4%	92.2%	82.0%
Average daily revenues (3)	$63,459	$61,452	$62,556
Deepwater
Rigs available	3	3	3
Available days (1)	1,095	1,095	1,095
Utilization (2)	46.1%	54.5%	36.2%
Average daily revenues (3)	$107,660	$197,284	$265,887
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

Years Ended December 31, 2019 and 2018

Net income for the Current Year was $455.7 million, or $80.27 per basic share, on operating revenues of $760.8 million, compared to net loss for the Comparable Year of $141.5 million, or $28.29 per basic share, on operating revenues of $225.7 million.

The following table is an analysis of our operating results for the year ended December 31, 2019 and 2018.

	Year Ended December 31,		Change
	2019	2018	$	%
(in thousands)
Revenues
Contract drilling services	$144,571	$203,565	$(58,994)	-29%
Contract termination revenue	594,029	—	594,029	**
Reimbursables and other	22,248	22,182	66	0%
Total revenues	760,848	225,747	535,101	237%
Operating costs and expenses
Operating costs	156,893	171,041	(14,148)	-8%
General and administrative	128,548	29,544	99,004	335%
Depreciation	73,820	70,447	3,373	5%
Total operating costs and expenses	359,261	271,032	88,229	33%
Income (loss) from operations	401,587	(45,285)	446,872	-987%
Other income (expense)
Interest income	116,368	1,898	114,470	6031%
Interest expense and financing charges	(46,575)	(78,779)	32,204	-41%
Loss on debt extinguishment	—	(1,271)	1,271	-100%
Other, net	216	(1,505)	1,721	-114%
Other income (expense)	70,009	(79,657)	149,666	-188%
Income (loss) before income taxes	471,596	(124,942)	596,538	-477%
Income tax provision	15,121	16,526	(1,405)	-9%
Net income (loss)	456,475	(141,468)	597,943	-423%
Net income (loss) attributable to noncontrolling interests	741	—	741	**
Net income (loss) attributable to shareholders	$455,734	$(141,468)	$597,202	-422%

 Revenue: Total revenue increased $535.1 million due primarily to $594.0 million of revenue received from the Petrobras Parties during the Current Year as a result of the termination of the Titanium Explorer contract. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Contract drilling revenue decreased 29% for the Current Year as compared to the Comparable Year due primarily to lower utilization of the Tungsten Explorer with the completion of operations in West Africa in October 2018, resulting in $68.9 million lower revenue. After completing required equipment recertifications and certain upgrades, the Tungsten Explorer recommenced operations in Egypt in May 2019. This decrease was partially offset by higher utilization of the Topaz Driller and higher revenue efficiency on the Platinum Explorer in the Current Year, which contributed an incremental $3.5 million and $5.5 million, respectively, in contract drilling revenue during the Current Year.

Operating costs: Operating costs for the Current Year decreased 8% as compared to the Comparable Year. Deepwater operating costs for the Current Year decreased $9.5 million due primarily to lower costs on the Tungsten Explorer, which operated 150 fewer days in the Current Year. Jackup operating costs for the Current Year decreased $4.1 million due primarily to the completion of the non-cash amortization of the Vantage 260 contract value in April 2019. The Current Year and the Comparable Year included $1.6 million and $6.3 million, respectively, for non-cash amortization of the contract value. Higher jackup operating costs in the Comparable Year were offset by a gain on disposal of the Vantage 260 in the amount of $2.9 million.

General and administrative expenses: Increases in general and administrative expenses for the Current Year as compared to the Comparable Year were primarily due to a $102.3 million increase in expenses associated with non-routine matters, including among others, $63.4 million for the remaining contingency legal fee related to the collection of the Petrobras Award and to a $30.5 million increase in insurance costs for judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment. General and administrative expenses for the Current Year and for the Comparable Year included approximately $0.6 million and $5.2 million, respectively, of non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense was offset by an increase in cash compensation expense of $5.6 million for cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the Amended 2016 MIP.

Depreciation expense: Depreciation expense for the Current Year increased 5% as compared to the Comparable Year, due primarily to the acquisition of the Soehanah on December 31, 2018.

Interest income: Interest income for the Current Year increased $114.5 million as compared to the Comparable Year due primarily to interest derived from the Petrobras Payments received during the Current Year. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Interest expense and financing charges: Interest expense for the Current Year decreased 41% as compared to the Comparable Year primarily due to decreased discount accretion on the Convertible Notes, which was fully amortized in February 2019.  Interest expense included non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $14.1 million and $57.6 million for the Current Year and for the Comparable Year, respectively.

Loss on debt extinguishment:  In November 2018, we paid approximately $0.3 million in prepayment interest penalties and wrote off approximately $1.0 million in deferred financing costs in connection with the early redemption of all outstanding 10% Second Lien Notes.

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are remeasured in USD based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $0.2 million and a net foreign currency exchange loss of $1.5 million were included in other, net, for the Current Year and the Comparable Year, respectively.

Income tax provision: Income tax expense decreased in the Current Year as compared to the Comparable Year, mainly due to the change in jurisdiction of operations and tax benefits realized in certain jurisdictions. Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions we do not pay taxes or receive benefits for certain income and expense items, including interest expense and disposal gains or losses.  In other jurisdictions, we recognize income taxes on a net income basis or a deemed profit basis.  Our operations are usually carried out in taxable jurisdictions that impact our income tax provision.

Years Ended December 31, 2018 and 2017

For a comparison of our results of operations for the fiscal years ended December 31, 2018 and 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had working capital of approximately $269.3 million, including approximately $231.9 million of cash available for general corporate purposes. Scheduled interest payments through December 31, 2020 are approximately $32.4 million. We do not have any scheduled principal debt maturities until 2023.  We anticipate capital expenditures through December 31, 2020 to be between approximately $7.0 million and approximately $9.5 million for sustaining capital and capital spares. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through December 31, 2020, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $26.0 million and approximately $32.0 million. As of December 31, 2019, we had $39.9 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information regarding the Petrobras Agreement and the Petrobras Award.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

The table below includes a summary of our cash flow information for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(in thousands)
Cash flows provided by (used in):
Operating activities	$535,639	$12,794	$(19,873)
Investing activities	(7,798)	(94,613)	(14,969)
Financing activities	(524,284)	125,751	(1,430)

Changes in cash flows from operating activities are driven by changes in net income (see discussion of changes in net income above in “Results of Operations” in this Part II, Item 7).

Cash flows used in investing activities in the Current Year are primarily for capital expenditures on an MPD system.

Cash flows used in financing activities in the Current Year are primarily for the Special Cash Distribution paid to shareholders of record as of the close of business on December 10, 2019.  See “Note 7. Shareholders’ Equity (Deficit)” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information.

For a comparison of our Cash Flows for the fiscal years ended December 31, 2018 and 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019.

The significant elements of the 9.25% First Lien Notes are described in “Note 6. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain options that would cause our future cash payments to change if we exercised those options.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2019. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we may actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Total	2020	2021-2022	2023-2024	After 5 Years
	(in thousands)
Principal payments on 9.25% First Lien Notes	$350,000	$—	$—	$350,000	$—
Interest payments (1)	129,551	32,388	64,776	32,387	—
Operating lease payments (2)	8,032	4,149	2,934	949	—
Purchase obligations (3)	16,828	16,828	—	—	—
Total as of December 31, 2019	$504,411	$53,365	$67,710	$383,336	$—

(1)	Interest on the 9.25% First Lien Notes is payable at 9.25% in May and November of each year until the maturity date of November 15, 2023.

(2)       Amounts represent lease payments under existing operating leases. We enter into operating leases in the normal course of business, some of which contain renewal options. Our future cash payments would change if we exercised those renewal options and if we enter into additional operating leases.

(3)	Amounts consist of obligations to external vendors primarily related to capital expenditures, materials, spare parts, consumables and related supplies for our drilling rigs.

On November 30, 2018, we issued $350.0 million in aggregate principal amount of 9.25% First Lien Notes in a private placement at par. The proceeds of the issuance were used (i) to repay all obligations under the 2016 Term Loan Facility and to terminate the credit agreement governing such facility, (ii) to redeem all outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the purchase of the Soehanah jack up rig, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes. The 9.25% First Lien Notes are guaranteed on a joint and several basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes will not be registered under the Securities Act or any state securities laws.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of December 31, 2019, we had $39.9 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. Information regarding our legal proceedings is set forth in “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are included in “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.  While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations.

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

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on the Effective Date, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. As of December 31, 2019, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Income Taxes: VDI is a Cayman Islands corporation. The Cayman Islands do not impose corporate income taxes. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes.  We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or as withholding taxes on revenue. Determination of income tax expense in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. We recognize interest and penalties related to income taxes as a component of income tax expense.

Our income tax expense may vary substantially from one period to another as a result of changes in the tax laws, regulations, agreements and treaties, foreign currency exchange restrictions and fluctuations, rig movements or our level of operations or profitability in each tax jurisdiction. Furthermore, our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the net operating results and the income tax expense.

Furthermore, in some jurisdictions we do not pay taxes or pay taxes at low rates or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt, gains or losses on disposal or transfer of assets, reorganization expenses and write-off of development costs. In certain jurisdictions we are taxed under preferential tax regimes, which may require our compliance with specified requirements to sustain the tax benefits. We believe we are in compliance with the specified requirements and will continue to make all reasonable efforts to comply; however, our ability to satisfy the requirements of the preferential tax regimes may be affected by changes in laws, our business operations and other factors affecting our company.

We do not establish deferred tax liabilities for certain of our foreign earnings that we intend to indefinitely reinvest to finance foreign activities. Should a future distribution be made from any unremitted earnings of our foreign subsidiaries, we may be required to record additional taxes in certain jurisdictions. However, it is not practical at this time to estimate the unremitted earnings or the potential tax liability due to the complexity of the hypothetical calculations.

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

We adopted ASC Topic 842: Leases, as amended, on January 1, 2019 electing to apply the standard prospectively and not restating comparative periods. Please refer to “Note 2. Basis of Presentation and Significant Accounting Policies” and “Note 5. Leases” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Recent Accounting Standards: See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of reduced oil prices since 2014 has negatively impacted the offshore contract drilling business as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rate Risk: As of December 31, 2019, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. Our functional currency is USD, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2019, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Vantage Drilling International

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vantage Drilling International (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014

Houston, Texas

March 9, 2020

Vantage Drilling International

Consolidated Balance Sheet

(In thousands)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$231,947	$224,967
Restricted cash	2,511	10,362
Trade receivables	46,504	28,431
Inventory	48,368	45,195
Prepaid expenses and other current assets	16,507	17,278
Total current assets	345,837	326,233
Property and equipment
Property and equipment	1,002,968	996,139
Accumulated depreciation	(281,842)	(208,836)
Property and equipment, net	721,126	787,303
Operating lease ROU assets	6,706	-
Other assets	17,068	16,026
Total assets	$1,090,737	$1,129,562

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$49,599	$44,372
Other current liabilities	26,936	17,983
Total current liabilities	76,535	62,355
Long–term debt, net of discount and financing costs of $6,421 and $12,914	343,579	1,109,011
Other long-term liabilities	17,532	22,889
Commitments and contingencies (see Note 9)
Shareholders' equity (deficit)
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 and 5,000,053 shares issued and outstanding, respectively	13	5
Additional paid-in capital	634,770	373,972
Accumulated earnings (deficit)	17,064	(438,670)
Controlling interest shareholders' equity (deficit)	651,847	(64,693)
Noncontrolling interests	1,244	-
Total equity (deficit)	653,091	(64,693)
Total liabilities and shareholders’ equity (deficit)	$1,090,737	$1,129,562

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Contract drilling services	$144,571	$203,565	$190,553
Contract termination revenue	594,029	—	—
Reimbursables and other	22,248	22,182	22,293
Total revenue	760,848	225,747	212,846
Operating costs and expenses
Operating costs	156,893	171,041	161,974
General and administrative	128,548	29,544	41,648
Depreciation	73,820	70,447	73,925
Total operating costs and expenses	359,261	271,032	277,547
Income (loss) from operations	401,587	(45,285)	(64,701)
Other income (expense)
Interest income	116,368	1,898	808
Interest expense and other financing charges	(46,575)	(78,779)	(76,441)
Loss on debt extinguishment	—	(1,271)	—
Other, net	216	(1,505)	2,807
Bargain purchase gain	—	—	1,910
Total other income (expense)	70,009	(79,657)	(70,916)
Income (loss) before income taxes	471,596	(124,942)	(135,617)
Income tax provision	15,121	16,526	14,168
Net income (loss)	456,475	(141,468)	(149,785)
Net income (loss) attributable to noncontrolling interests	741	—	—
Net income (loss) attributable to shareholders	$455,734	$(141,468)	$(149,785)
Earnings (loss) per share
Basic and Diluted	$80.27	$(28.29)	$(29.96)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholder’s Equity

(In thousands)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance December 31, 2016	5,000	$5	$373,972	$(147,417)	$—	$226,560
Net loss	—	—	—	(149,785)	—	(149,785)
Balance December 31, 2017	5,000	$5	$373,972	$(297,202)	$—	$76,775
Net loss	—	—	—	(141,468)	—	(141,468)
Balance December 31, 2018	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Common stock issued (see Note 7)	8,115	8	779,071	—	—	779,079
Reclassification of Share-based compensation (see Note 7)	—	—	12,087	—	—	12,087
Distribution to shareholders (see Note 7)	—	—	(524,994)	—	—	(524,994)
Share-based compensation	—	—	435	—	—	435
Share-based compensation - dividend equivalents (see Note 7)	—	—	(5,801)	—	—	(5,801)
Contributions from holders of noncontrolling interests	—	—	—	—	503	503
Net income	—	—	—	455,734	741	456,475
Balance December 31, 2019	13,115	$13	$634,770	$17,064	$1,244	$653,091

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$456,475	$(141,468)	$(149,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	73,820	70,447	73,925
Amortization of debt financing costs	1,627	556	468
Amortization of debt discount	5,354	49,417	48,925
Amortization of contract value	1,643	6,311	4,686
PIK interest on the Convertible Notes	7,132	7,648	7,604
Share-based compensation expense	957	7,165	3,997
Gain on bargain purchase	—	—	(1,910)
Non-cash loss on debt extinguishment	—	975	—
Deferred income tax (benefit) expense	(51)	1,742	(1,964)
(Gain) loss on disposal of assets	155	(1,301)	335
Changes in operating assets and liabilities:
Trade receivables	(18,073)	16,948	(24,529)
Inventory	(3,174)	1,911	1,251
Prepaid expenses and other current assets	771	(6,121)	1,267
Other assets	4,265	2,339	2,638
Accounts payable	5,227	4,706	4,383
Other current liabilities and other long-term liabilities	(489)	(8,481)	8,836
Net cash provided by (used in) operating activities	535,639	12,794	(19,873)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(7,798)	(14,316)	(2,224)
Cash paid for Soehanah acquisition	—	(85,000)	—
Cash paid for Vantage 260 acquisition	—	—	(13,000)
Net proceeds from sale of Vantage 260	—	4,703	255
Net cash used in investing activities	(7,798)	(94,613)	(14,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(216,265)	(1,430)
Proceeds from issuance of 9.25% First Lien Notes	—	350,000	—
Contributions from holders of noncontrolling interests	1,197	—	—
Distributions to shareholders	(524,994)	—	—
Debt issuance costs	(487)	(7,688)	—
Debt prepayment costs	—	(296)	—
Net cash (used in) provided by financing activities	(524,284)	125,751	(1,430)
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	3,557	43,932	(36,272)
Unrestricted and restricted cash and cash equivalents—beginning of period	239,387	195,455	231,727
Unrestricted and restricted cash and cash equivalents—end of period	$242,944	$239,387	$195,455
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$31,125	$22,538	$15,596
Income taxes (net of refunds)	13,548	14,859	17,679
Non-cash investing and financing transactions:
Conversion of Convertible Notes into Ordinary Shares	779,079	—	—
Payment of interest in kind on the Convertible Notes	$3,867	$7,647	$7,604
Trade-in value on equipment upgrades	—	570	—

 The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the “Company”), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and natural gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and natural gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services for rigs that are under construction, preservation management services for rigs that are stacked and operations and marketing services for operating rigs.

Drilling Contract Arbitration

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award.  See “Note 9. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements” for additional details pertaining to the Petrobras Agreement and the Petrobras Award.

Repurchase Offer

On July 8, 2019, we commenced an offer (the “Repurchase Offer”) to repurchase up to $75.0 million of the 9.25% First Lien Notes.  See “Note 6. Debt” of these “Notes to Consolidated Financial Statements” for additional information regarding the Repurchase Offer.

Conversion of Convertible Notes

On November 18, 2019, the Company announced that the Board of Directors had approved the Conversion effective December 4, 2019.  See “Note 6. Debt” of these “Notes to Consolidated Financial Statements” for additional information regarding the Conversion.

Special Cash Distribution

On November 18, 2019, the Company announced that the Board of Directors declared a special cash distribution to shareholders of record as of December 10, 2019, payable on December 17, 2019.  See “Note 7. Shareholders’ Equity (Deficit)” of these “Notes to Consolidated Financial Statements” for additional information regarding the Special Cash Distribution.

Change in U.S. Tax Status

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019.  See “Note 8. Income Taxes” of these “Notes to Consolidated Financial Statements” for additional information regarding the Tax Election and the resulting change in VDI’s tax status.

Joint Venture

On November 15, 2017, Vantage and ADES International Holding Ltd., a London-listed offshore and onshore provider of oil and gas drilling and production services in the Middle East and Africa (“ADES”), through their subsidiaries, entered into a Shareholders’ Agreement to form an entity named ADVantage to provide deepwater drilling services offshore of Egypt.  ADVantage, which is a joint venture, owned 51% by Vantage and 49% by ADES, commenced a drilling services contract with Dana Gas Egypt Limited (“Dana Gas”) in May 2019 (the “Egyptian Drilling Contract”) to perform deepwater drilling services offshore of Egypt. The term of the Egyptian Drilling Contract was for one well with the option to extend the term by up to three additional wells.  On September 24, 2019, Dana Gas assigned the Egyptian Drilling Contract to Belayim Petroleum Company (“Petrobel”), a joint venture of Eni and Egyptian General Petroleum Corporation, pursuant to which Petrobel has exercised an option under the Egyptian Drilling Contract to extend the term for one well.  On October 15, 2019, ADVantage became entitled to perform drilling services for Petrobel.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian federal public prosecutor's office located in the State of Parana, Brazil (“Brazilian Federal Prosecutor”) against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs.  See “Note 9. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements” for additional details regarding the legal proceeding initiated by the Brazilian Federal Prosecutor.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2019 and 2018, for the years ended December 31, 2019, 2018 and 2017, have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC and include our accounts and those of our majority owned subsidiaries and VIEs discussed below. All significant intercompany transactions and accounts have been eliminated.

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

ADVantage is a joint venture company formed to operate deepwater drilling rigs in Egypt. We determined that ADVantage met the criteria of a VIE for accounting purposes because its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support from us. We also determined that we are the primary beneficiary for accounting purposes since we are entitled to use ADVantage for deepwater drilling contract opportunities rejected by ADES, and have the (a) power to direct the operating activities associated with the deepwater drilling rigs, which are the activities that most significantly impact the entity’s economic performance, and (b) obligation to absorb losses or the right to receive a majority of the benefits that could be potentially significant to the VIE. As a result, we consolidate ADVantage in our consolidated financial statements, we eliminate intercompany transactions and we present the interests that are not owned by us as “Noncontrolling interests” in our Consolidated Balance Sheet. The carrying amount associated with ADVantage was as follows:

	December 31, 2019	December 31, 2018
(unaudited, in thousands)
Current assets	$14,589	$—
Non-current assets	3,643	—
Current liabilities	11,560	—
Non-current liabilities	4,159	—
Net carrying amount	$2,513	$—

As ADVantage is a majority owned subsidiary of the Company, it serves as a guarantor under the Indenture relating to the 9.25% First Lien notes. The notes are secured by a first priority lien on all of the assets of ADVantage, subject to certain exceptions. Creditors’ recourse against ADVantage for liabilities of ADVantage is limited to the assets of ADVantage.

See “Note 1. Organization and Recent Events” and “Note 10. Supplemental Financial Information” of these “Notes to Consolidated Financial Statements” for additional details regarding this joint venture.

Use of Estimates: The preparation of financial statements in accordance with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to property and equipment, income taxes, insurance, employee benefits and contingent liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents: Includes deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Inventory: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and a gain or loss is included “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. For the years ended December 31, 2019, 2018 and 2017, we recognized a net loss of $0.2 million, a net gain of $1.3 million and a net loss of $0.3 million, respectively, related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and natural gas exploration, development and production expenditures. Oil and natural gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and natural gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and natural gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on the Effective Date, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to estimated fair value. The projections and assumptions used in that valuation have not changed significantly as of December 31, 2019; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and related multi-year drilling contract for $13.0 million.  In connection with our acquisition we recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset was amortized on a straight-line basis over the two-year term of the drilling contract, which ended April 2019. We recognized approximately $1.6 million, $6.3 million and $4.7 million of amortization expense for intangible assets for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Revenue Recognition: See “Note 3. Revenue from Contracts with Customers” of these “Notes to Consolidated Financial Statements” for further information.

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

Concentrations of Credit Risk: Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits. We have a limited number of key customers, who are primarily large international oil and gas operators, national oil companies and other international oil and gas companies. Our contracts provide for monthly billings as services are performed and we monitor compliance with contract payment terms on an ongoing basis. Payment terms on customer invoices typically range from 30 to 45 days. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We do not have an allowance for doubtful accounts on our trade receivables as of December 31, 2019 and 2018.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	5,677	5,000	5,000
Restricted share equity awards	—	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	5,677	5,000	5,000

The following sets forth the number of shares excluded from diluted EPS computations:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Convertible notes	—	7,995	7,915
Restricted share equity awards	34	39	32
Future potentially dilutive Ordinary Shares excluded from diluted EPS	34	8,034	7,947

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the years ended December 31, 2019, 2018 and 2017, we recognized a net gain of $0.2 million, a net loss of $1.5 million and a net gain of $2.8 million,   respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At December 31, 2019, the fair value of the 9.25% First Lien Notes was approximately $340.4 million based on quoted market prices in a less active market, a Level 2 measurement.

Share-based Compensation: TBGs granted under our 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a QLE. Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. PBGs granted under the 2016 Amended MIP contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date.  Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined TEV targets specified in the grants.

Both the TBGs and PBGs were classified as liabilities consistent with the classification of the underlying securities prior to the Conversion.  Following the Conversion, outstanding TBGs and PBGs were subject to modification accounting and were re-classified as equity awards.  Under the provisions of ASC 718 Compensation – Stock Compensation share-based compensation expense is recognized over the requisite service period from the grant date to the fourth year vest date for TBGs.  For PBGs, expense will be recognized when it is probable that the TEV targets will be met.  Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the conversion date of the Convertible Notes will be recognized for the service period completed to the seventh anniversary of the Effective Date for PBGs.

Noncontrolling Interest: Noncontrolling interests represent the equity investments of the minority owner in our joint venture that we consolidate in our financial statements.

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

Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. As outlined in ASU 2018-11, we have determined that the non-lease service component of our drilling contracts is the predominant element of the combined component and continue to account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. The bareboat charter contract on the Soehanah jackup rig was considered a new lease as of the acquisition date and is accounted for as an operating lease under the new standard.

Recently Issued Accounting Standards:

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also simplifies and improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and for interim periods therein with early adoption permitted.  We are currently evaluating the provisions of ASU 2019-12 and assessing the impact it may have on our financial position and results of operations, if any.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU, and the related ASUs issued subsequently by the FASB, introduce a new model for recognizing credit losses on financial assets not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. The new ASU broadens the information that an entity must consider in developing estimates of expected credit losses and requires an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable, supportable forecasts. We will adopt the standard on its effective date in the first quarter of 2020, using a modified retrospective approach.  We currently do not expect the adoption to have a material impact on our consolidated financial statements. Our customers are primarily international oil companies, national oil companies and large independent oil companies and we have historically had a low incidence of bad debt expense.

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

Contract Termination Revenue. On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award.  See “Note 9. Commitments and Contingencies” of these “Notes to Consolidated Financial

Statements” for additional information regarding the Petrobras Agreement and the Petrobras Award. For the year ended December 31, 2019, we recognized approximately $594.0 million in “Contract termination revenue” and $106.9 million in “Interest income” associated with the Petrobras Payments (as defined in “Note 9. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements”).

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Year Ended December 31 , 2019
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$88,606	$52,005	$1,277	$141,888
Contract termination revenue	—	594,029	—	594,029
Charter lease revenue	4,461	—	—	4,461
Amortized revenue	1,626	2,334	—	3,960
Reimbursable revenue	8,937	4,676	2,897	16,510
Total revenue	$103,630	$653,044	$4,174	$760,848

	Year Ended December 31 , 2018
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$84,777	$115,406	$1,220	$201,403
Amortized revenue	1,049	2,333	—	3,382
Reimbursable revenue	10,229	6,115	4,618	20,962
Total revenue	$96,055	$123,854	$5,838	$225,747

	Year Ended December 31, 2017
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$84,834	$105,269	$1,456	$191,559
Amortized revenue	207	243	—	450
Reimbursable revenue	9,442	6,506	4,889	20,837
Total revenue	$94,483	$112,018	$6,345	$212,846

Dayrate revenue and amortized revenue for “Jackups” and “Deepwater” are included within “Contract drilling services” in our Consolidated Statement of Operations. All other revenue, excluding “Contract termination revenue”, are included within “Reimbursables and other” in our Consolidated Statement of Operations.

Accounts Receivable, Contract Liabilities and Contract Costs

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on customer invoices typically range from 30 to 45 days.

We recognize contract liabilities, recorded in other “Other current liabilities” and “Long-term liabilities” on our Consolidate Balance Sheet, for prepayments received from customers and for deferred revenue received for mobilization, contract preparation and capital upgrades.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	December 31, 2019	December 31, 2018
(in thousands)
Current contract cost assets	$132	$774
Noncurrent contract cost assets	1,598	3,999
Current contract revenue liabilities	2,912	2,309
Noncurrent contract revenue liabilities	2,090	4,424

Significant changes in contract cost assets and contract revenue liabilities during the year ended December 31, 2019 are as follows:

	Contract Costs	Contract Revenues
(in thousands)
Balance as of December 31, 2018 (1)	$4,773	$6,733
Increase due to contractual additions	935	3,561
Decrease due to recognition	(3,978)	(5,292)
Balance as of December 31, 2019 (1)	$1,730	$5,002
(1)	We expect to recognize contract revenues of approximately $5.0 million in 2020 related to unsatisfied performance obligations existing as of December 31, 2019.

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

The components of lease expense were as follows:

(in thousands)	Classification in the Consolidated Statement of Operations	Year ended December 31, 2019
Operating lease cost(1)	Operating costs	$5,633
Operating lease cost(1)	General and administrative	1,160
Sublease income	Operating costs	(475)
Sublease income	General and administrative	(296)
Total operating lease cost		$6,022

(1)	Short-term lease costs were $2.5 million during the year ended December 31, 2019. Operating cash flows used for operating leases approximates lease expense.

(in thousands)	Classification in the Consolidated Balance Sheet	December 31, 2019
Assets:
Operating lease assets	Operating lease ROU assets	$6,706
Total leased assets		$6,706
Liabilities:
Current operating	Other current liabilities	$3,963
Noncurrent operating	Other long-term liabilities	3,139
Total lease liabilities		$7,102

As of December 31, 2019, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
2020	$4,149
2021	1,574
2022	1,360
2023	949
Thereafter	-
Total future lease payments	$8,032
Less imputed interest	(930)
Present value of lease obligations	$7,102

As of December 31, 2019, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 2.7 years, respectively. ROU assets and lease liabilities recorded for leases commencing during the three months ended December 31, 2019 was $0.2 million.

As of December 31, 2018, maturities of lease liabilities as presented under ASC Topic 840 were as follows:

(unaudited, in thousands)	Operating Leases
2019	$4,035
2020	3,465
2021	1,321
2022	1,313
2023	903
Thereafter	-
Total future minimum lease payments	$11,037

The bareboat charter contract on the Soehanah jackup rig is accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operations. In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter which ended December 31, 2019.   Please refer to “Note 4. Acquisitions” of these “Notes to Consolidated Financial Statements” for additional information pertaining to our acquisition of the Soehanah jackup rig.

6. Debt

Our debt was composed of the following:

	December 31,
	2019	2018
(in thousands)
9.25% First Lien Notes, net of financing costs of $6,421 and $7,560	$343,579	$342,439
Convertible Notes, net of discount of $0 and $5,354	—	766,572
	343,579	1,109,011
Less current maturities of long-term debt	—	—
Long-term debt, net	$343,579	$1,109,011

 Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2020	$—
2021	—
2022	—
2023	350,000
2024	—
Thereafter	—
Total debt (1)	350,000
Less:
Current maturities of long-term debt	—
Future amortization of financing costs	(6,421)
Long-term debt	$343,579

(1)  Excludes financing costs of $6.4 million on the 9.25% First Lien Notes.

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

The net proceeds from the issuance were used (i) to repay all obligations under the 2016 Term Loan Facility and to terminate the credit agreement governing such facility, (ii) to redeem all outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the purchase of the Soehanah jack up rig, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $10.1 million in letters of credit under this facility as of December 31, 2019.

On July 8, 2019, we commenced the Offer to repurchase up to $75.0 million of the 9.25% First Lien Notes at a purchase price equal to 100.0% of the principal of the 9.25% First Lien Notes to be repurchased, plus accrued and unpaid interest and additional amounts, if any, but not including, the date fixed for the purchase of the 9.25% First Lien Notes tendered pursuant to the Offer.  The Offer to purchase for cash was made pursuant to the terms of the indenture governing the 9.25% First Lien Notes in connection with the receipt by our subsidiaries, VDEEP and VDDI, of approximately $690.8 million and $10.1 million, respectively, on June 21, 2019 on account of the Petrobras Award. In accordance with the indenture governing the 9.25% First Lien Notes, we were required to offer to purchase at least $75.0 million of the 9.25% First Lien Notes in accordance with the terms thereof.  No 9.25% First Lien Notes were tendered for purchase as of the Offer Expiration Date. Accordingly, the Company concluded its obligation under the Indenture to conduct such offer, and, in accordance with the terms of the Indenture, the proceeds from the Petrobras Agreement (net of direct costs relating to the recovery thereof) are available for use by the Company without any restrictions under the Indenture.

 Convertible Notes. As a part of the Reorganization Plan, the Company issued 4,344,959 New Shares and $750.0 million of the Convertible Notes to certain creditors holding approximately $2.5 billion of pre-petition secured debt claims. The New Shares issued to the creditors and the Convertible Notes could only be traded together and not separately. The Convertible Notes were to mature on December 31, 2030 and were convertible into New Shares, in certain circumstances, at a conversion price (subject to adjustment in accordance with the terms of the Indenture for the Convertible Notes), which was $95.60 as of the issue date. The Indenture for the Convertible Notes included customary covenants that restricted, among other things, the granting of liens and customary events of default, including among other things, failure to issue securities upon conversion of the Convertible Notes.

On June 7, 2019, the Company announced that the Board of Directors had approved the conversion of all of the Convertible Notes into Ordinary Shares of the Company to take effect on or as promptly as practicable after July 1, 2019, subject to the satisfaction of certain conditions required by the indenture governing the Convertible Notes.  The Company then announced on July 18, 2019 that, in light of the Petrobras Agreement between the Petrobras Parties and certain of the Company’s subsidiaries, the Board of Directors had decided to reevaluate whether it was in the best interests of the Company and its shareholders to proceed with the Conversion at that point in time. No action was undertaken by the Company at that time to proceed with the Conversion.

  On November 18, 2019, the Company announced that the Board of Directors had authorized the Conversion.  On December 4, 2019, the outstanding principal amount of approximately $775.8 million was converted to outstanding Ordinary Shares at a rate of approximately 0.01046, which equates to one ordinary share per $95.60 principal amount of the Convertible Notes.

7. Shareholders’ Equity (Deficit)

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares.  Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of LSTC in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes.  See “Note 6. Debt” of these “Notes to Consolidated Financial Statements” for additional information regarding the Conversion.  As of December 31, 2019, 13,115,026 Ordinary Shares were issued and outstanding.

Special Cash Distribution

On November 18, 2019, the Company announced that its Board of Directors declared a special cash distribution in the aggregate amount of $525.0 million, or $40.03 per share, paid on December 17, 2019, to shareholders of record as of the close of business on December 10, 2019, (the “Special Cash Distribution”).  The Special Cash Distribution is a use of proceeds from the Petrobras Award.  The Company bound judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment.  See Note 9. Commitments and Contingencies of these “Notes to Consolidated Financial Statements” for additional information on the Petrobras Award and the Petrobras Payment.

Share-based Compensation

On August 9, 2016, the Company adopted the Amended 2016 MIP to align the interests of participants with those of the shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards.  As of December 31, 2019, there were 262,456 shares available for future grant under the Amended 2016 MIP.

TBGs granted under our 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a QLE. Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the Effective Date. PBGs granted under the 2016 Amended MIP contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date.  Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined TEV targets specified in the grants.  No awards were granted to employees of the Company during the year ended December 31, 2019.  During the same time period, three members of the Board of Directors were granted a total of 1,282 TBGs.  During the year ended December 31, 2018, 1,030 TBGs and 2,403 PBGs were granted to a single employee of the Company. During the same period, four members of the Board of Directors were granted 300 TBGs each, for a total of 1,200 TBGs.

Prior to the Conversion, both the TBGs and PBGs were classified as liabilities consistent with the classification of the underlying securities.  Following the Conversion, outstanding TBGs and PBGs were subject to modification accounting and were reclassified as equity awards. In connection with the Conversion, each restricted stock unit was converted into approximately 2.868 Company common shares, with a per-share average fair value of $66.26. No additional compensation costs were recognized at conversion as there was no change in the terms affecting the estimate of fair value.

Pursuant to the Amended 2016 MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI stockholders provided that any such dividends will be subject to the same vesting requirements of the underlying units.  Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable MIP award.  As a result of the Special Cash Distribution discussed above in this “Note7. Shareholders’ Equity (Deficit)” of the “Notes to Consolidated Financial Statements”, $5.8 million was recorded in “Other long-term liabilities” in our Consolidated Balance Sheet to be paid on settlement of TBGs.  The outstanding TBGs and PBGs were subject to modification accounting as a result of the Special Cash Distribution as discussed above in this “Note7. Shareholders’ Equity (Deficit)” of the “Notes to Consolidated Financial Statements”.  No additional compensation costs were recognized as a result of the Special Cash Distribution as there was no change in the terms affecting the estimate of fair value.

For the years ended December 31, 2019, 2018 and 2017, we recognized share-based compensation related to the TBGs of approximately $1.0 million, $7.2 million and $4.0 million, respectively. As of December 31, 2019, there was approximately $2.4 million of total unrecognized share-based compensation expense related to TBGs which is expected to be recognized over the remaining weighted average vesting period of approximately 0.9 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2019 was approximately $2.2 million.

Share-based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the conversion date will be recognized for the service period completed.  As of December 31, 2019, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs which have a remaining weighted average vesting period of approximately 3.1 years.

A summary of the status of non-vested restricted units at December 31, 2019 and changes during the year ended December 31, 2019 is as follows:

	Time Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price	Performance Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price
Nonvested restricted units at December 31, 2018	45,575	$123.88	165,915	$113.74
Awarded	1,282	190.00	—	—
Vested	(18,887)	115.22	—	—
Forfeited	—	—	—	—
Cancelled (1)	(27,970)	132.75	(165,915)	113.74
Reissued (1)	80,209	66.26	475,792	66.26
Nonvested restricted units at December 31, 2019	80,209	$66.26	475,792	$66.26
(1)

Due to the Conversion discussed in “Note 6. Debt” of these “Notes to Consolidated Financial Statements”, outstanding TBGs and PBGs were cancelled and reissued for the fair value of the Ordinary Shares at the time of the Conversion.

8. Income Taxes

VDI is a Cayman Islands corporation operating in multiple countries through its subsidiaries. The Cayman Islands do not impose corporate income taxes. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. Our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the net operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes, pay taxes at lower rates or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt, gains or losses on disposal or transfer of assets, reorganization expenses and write-off of development costs.

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019.  As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI.  Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly.  We do not anticipate that VDI’s change in tax status will have a material impact on the consolidated financial statements.

The income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current	$15,172	$14,784	$16,132
Deferred	(51)	1,742	(1,964)
Total	$15,121	$16,526	$14,168

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2019	2018	2017
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	3.6%	(14.1)%	(9.2)%
Settlement of prior years’ tax audits	0.0%	0.0%	(0.5)%
Tax rate change impact	0.0%	0.0%	(1.4)%
Uncertain tax positions	0.1%	0.3%	0.8%
Other	(0.5)%	0.6%	(0.2)%
Total	3.2%	(13.2)%	(10.5)%

   The components of the net deferred tax assets and liabilities were as follows:

	December 31, 2019	December 31, 2018
(in thousands)
Deferred tax assets:
Share-based compensation	$1,014	$919
Accrued bonuses/compensation	483	489
Special compensation	268	—
Start-up costs	33	43
Loss carry-forwards	2,015	5,845
Deferred revenue	91	183
Other deferred tax assets	20	—
Total deferred tax assets	3,924	7,479
Valuation allowance	(2,015)	(5,105)
Net deferred tax assets	1,909	2,374
Deferred tax liabilities:
Property and equipment	(732)	(1,039)
Deferred cost	(2)	(74)
Other deferred tax liability	—	(137)
Total deferred tax liabilities	(734)	(1,250)
Net deferred tax asset	$1,175	$1,124

At December 31, 2019, we had foreign tax loss carry forwards of approximately $7.4 million which will expire beginning in 2020.  The decrease in foreign tax loss carry forwards in the current year is primarily due to expiry of carryforward period available in certain jurisdictions, resulting in decline in valuation allowance in the current year.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of approximately $0.3 million is included in 2019 income tax expense and total interest and penalties of approximately $1.7 million are accrued as of December 31, 2019.

A reconciliation of our unrecognized tax benefits amount, excluding interest and penalties that we recognize as a component of income tax expense, is as follows (in thousands):

Gross balance at January 1, 2019	$2,715
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1)
Expiration of statues	—
Tax settlements	—
Gross balance at December 31, 2019	2,714
Related tax benefits	—
Net reserve at December 31, 2019	$2,714

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statute of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years from 2010 onward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

9. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

Matters Related to the Reorganization Plan

 In connection with our bankruptcy cases, two appeals were filed relating to the confirmation of the Reorganization Plan. Specifically, on January 29, 2016, Mr. Hsin-Chi Su and F3 Capital filed two appeals before the Delaware Federal Court seeking a reversal of (i) the Court’s determination that Mr. Hsin-Chi Su and F3 Capital did not have standing to appear and be heard in the bankruptcy cases, which was made on the record at a hearing held on January 14, 2016, and (ii) the Court’s Findings of Fact, Conclusions of Law, and Order (I) Approving the Debtors’ (A) Disclosure Statement Pursuant to Sections 1125 and 1126(b) of the Bankruptcy Code, (B) Solicitation of Votes and Voting Procedures, and (C) Forms of Ballots, and (II) Confirming the Amended Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors [Docket No. 188], which was entered on January 15, 2016. The appeals were consolidated on June 14, 2016. On June 21, 2019, the Delaware Federal Court rendered a decision affirming the U.S. Bankruptcy Court’s confirmation order relating to the Reorganization Plan.  As Mr. Hsin-Chi Su and F3 Capital did not file a subsequent appeal of the Delaware Federal Court’s decision within the prescribed period of time, the order of the Delaware Federal Court constitutes a final, non-appealable order and therefore the foregoing matter is closed.

On January 10, 2019, Mr. Hsin-Chi Su and his company, F3 Capital, filed a declaratory action against us in the Delaware Federal Court seeking a ruling from the court that the confirmation of the Reorganization Plan does not prevent Mr. Hsin-Chi Su or F3 Capital from suing the Company for certain unspecified claims based on a theory of fraud alleged to be valued in excess of $2.0 billion. On March 4, 2019, we filed a motion to dismiss with the Delaware Federal Court, to which Mr. Hsin-Chi Su and F3 Capital filed a response and to which we subsequently filed a reply. On November 19, 2019, the Delaware Federal Court issued a decision refusing to rule on our motion to dismiss and referring the matter to the U.S. Bankruptcy Court that presided over our reorganization proceedings.  On December 3, 2019, we renewed our motion with the U.S. Bankruptcy Court to dismiss the action.  On January 6, 2020, the U.S. Bankruptcy Court granted our motion to dismiss the action by Su and F3 Capital.  As Mr. Hsin-Chi Su and F3 Capital did not file a subsequent appeal of the U.S. Bankruptcy Court’s decision within the prescribed period of time, the order of the U.S. Bankruptcy Court constituted a final non-appealable order and therefore this foregoing matter is closed.

Drilling Contract Arbitration

On August 31, 2015, PAI and PVIS, both subsidiaries of Petrobras, notified the Company of the termination of the Drilling Contract between PVIS and VDEEP, which had been novated to PAI and VDDI, claiming the Company had breached its obligations under the Drilling Contract. VDEEP and VDDI are both wholly-owned subsidiaries of the Company. We immediately filed an international arbitration claim against the Petrobras Parties, claiming wrongful termination of the Drilling Contract.

On July 2, 2018, an international arbitration tribunal issued an award in favor of VDEEP and VDDI. The tribunal found that the Petrobras Parties breached the Drilling Contract, and awarded VDEEP and VDDI damages in the aggregate amount of $622.0 million against the Petrobras Parties and dismissed the Petrobras Parties’ counterclaims against the Company with prejudice. The tribunal also awarded the Company interest on the foregoing award amount at an annual rate of 15.2%, compounded monthly, to accrue from (i) April 1, 2018, with respect to $615.6 million thereof, (ii) October 20, 2015, with respect to $5.2 million thereof, and (iii) November 19, 2015, with respect to $1.2 million thereof, in each case, until final payment of the Petrobras Award. In accordance with the terms of the Petrobras Award, each of the Company and Petrobras bore its own legal fees, and the fees and expenses of the tribunal, including the compensation of the arbitrators, aggregating approximately $1.5 million, were borne equally by both sides.

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

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. The Petrobras Agreement considered the Petrobras Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%.  Pursuant to the Petrobras Agreement, PVIS agreed to pay VDEEP $690,810,875 and PAI agreed to pay VDDI $10,128,565 (collectively, the “Petrobras Payments”), in full satisfaction and payment of the Petrobras Award and the related judgement entered by the U.S. District Court – Texas confirming the Petrobras Award (the “Judgment”). Neither party released any of its claims, except for certain claims in respect of certain pre-judgement attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Petrobras Payments in full on June 21, 2019.  The Petrobras Parties filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking a reversal of the Judgment, which confirmed the Petrobras Award and denied their motion for vacatur. We believe there is no basis for reversal and intend to vigorously contest the appeal.

Under the Petrobras Agreement, VDEEP and VDDI were required to take actions in order to release liens on certain Petrobras assets in the United States and the Netherlands. In addition, the parties agreed under the Petrobras Agreement to a stay of the Dutch Enforcement Action until such time as there is a final, non-appealable judgment in the U.S. proceedings or until such time as the Petrobras Parties assert a claim for reimbursement of all or any part of the Petrobras Payments, whichever is earlier.

In light of the retention by the Petrobras Parties of their rights, including the right to appeal the Judgment, the Petrobras Parties may assert a claim for the return of all or a portion of the Petrobras Payments made to satisfy the Petrobras Award in the event the U.S. judgment is overturned on appeal. The Company can provide no assurances as to the ultimate outcome of any such appeals. Furthermore, while the Company has obtained judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment, to the extent the Petrobras Parties were to ultimately succeed in their appeal of the Petrobras Award, the Company’s consolidated financial position and results of operations could be materially adversely affected. See “Risk Factors—We may not prevail in the defense of any appeal of the Petrobras Award and the result of any such appeal may ultimately require us to return all or a portion of the Petrobras Payments made to satisfy the Petrobras Award” in Part I, Item 1A of this Annual Report. In addition, the Petrobras Payments received by VDEEP and VDDI will be subject to reductions due to currently owed and future legal fees (including, among others, a contingency fee equal to 10% of the Petrobras Payments) and any applicable taxes. Accordingly, no assurances can be given as to the amount of the Petrobras Payments to be ultimately realized by the Company.  At this time, we believe the likelihood that we would incur a loss related to this matter is remote.  As of December 31, 2019, no amounts have been accrued.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent, our former parent company, VDC, used in contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin -Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States and on April 12, 2019, we filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”). The Company understands that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations at Petrobras.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $31.0 million), together with a civil fine equal to three times that amount. The Company understands that the Brazilian court hearing the proceeding has issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $124.0 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil.  On February 13, 2019, we learned that the Brazilian Federal Prosecutor has requested mutual legal assistance from the U.S. DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of $124.0 million. The Company believes this request is not supported by applicable law and intends to vigorously oppose and defend against any attempts to seize its assets.

On April 12, 2019, we filed an interlocutory appeal with the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil (the “Brazilian Appellate Court”), the appellate court hearing appeals in the “Car Wash” cases, to stay the seizure and freezing order of the Brazilian Federal Court.

On May 20, 2019, the Company announced that the Brazilian Appellate Court ruled in favor of the Company’s appeal to stay the seizure and freezing order of the Brazilian Federal Court. The foregoing ruling is still subject to confirmation by a three-judge panel, and is subject to appeal, and the Company can offer no assurances that the stay will be confirmed or as to the outcome of any appeal thereof. The Company has communicated the Brazilian Appellate Court’s ruling to the DOJ, and has asked the Brazilian Federal Court to do the same. On July 18, 2019, the Company announced that the Brazilian Government made a filing with the Brazilian Federal Court reporting that the DOJ has advised the Brazilian Ministry of Justice that it would not be possible for the DOJ to comply with the mutual assistance request in respect of the asset freeze order.  The Company also announced that it learned from the Brazilian Ministry of Justice that the DOJ’s response to the request for mutual assistance stated that no legal grounds existed for implementing the requested asset freeze, and that the DOJ was returning the request without taking action and considers the matter concluded.

The Company intends to vigorously defend against the allegations made in the underlying improbity action.  However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us.  At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

Restructuring Agreement

Pursuant to the terms of the Restructuring Agreement among VDC and a majority of our secured creditors, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from our former parent company, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, entered into discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries on the other.

Other Commitments

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options.  See “Note 5. Leases” of these “Notes to Consolidated Financial Statements” for information pertaining to our future minimum lease obligations.

At December 31, 2019, we had purchase commitments of $16.8 million. Our purchase commitments consist of obligations outstanding to external vendors primarily related to capital upgrades, materials, spare parts, consumables and related supplies for our drilling rigs.

10. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
(in thousands)
Sales tax receivable	$8,356	$10,145
Other receivables	1,523	1,634
Income tax receivable	110	874
Prepaid insurance	683	660
Current deferred contract costs	132	774
Other	5,703	3,191
	$16,507	$17,278

 Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2019	2018
(in thousands)
Drilling equipment	$963,401	$962,618
Assets under construction	19,991	13,969
Office and technology equipment	18,452	18,452
Leasehold improvements	1,124	1,100
	1,002,968	996,139
Accumulated depreciation	(281,842)	(208,836)
Property and equipment, net	$721,126	$787,303

Other Assets

Other assets consisted of the following:

	December 31,
	2019	2018
(in thousands)
Noncurrent restricted cash	$8,486	$4,058
Contract value, net	—	1,643
Deferred certification costs	3,959	3,548
Noncurrent deferred contract costs	1,598	3,999
Deferred income taxes	1,919	1,844
Other noncurrent assets	1,106	934
	$17,068	$16,026

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2019	2018
(in thousands)
Interest	$4,139	$2,827
Compensation (1)	10,370	7,013
Income taxes payable	3,493	3,175
Current deferred revenue	2,912	2,309
Current portion of operating lease liabilities	3,963	—
Other	2,059	2,659
	$26,936	$17,983
(1)	Includes $2.4 million related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 MIP.

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2019	2018
(in thousands)
Noncurrent deferred revenue	$2,090	$4,424
Deferred income taxes	744	720
2016 MIP (1)	—	11,565
2016 MIP - Dividend Equivalents (2)	5,801	—
Noncurrent operating lease liabilities	3,139	—
Other non-current liabilities	5,758	6,180
	$17,532	$22,889

(1)

Stock compensation associated with the 2016 MIP have been reclassified to equity following the Conversion.  See “Note 6. Debt” and “Note 7. Shareholders’ Equity (Deficit)” of these “Notes to Consolidated Financial Statements” for additional information regarding the Conversion and the resulting reclassification of stock compensation.

(2)

Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.  See “Note 7. Shareholders’ Equity (Deficit)” of these “Notes to Consolidated Financial Statements” for additional information regarding the Dividend Equivalents.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	December 31,
	2019	2018
(in thousands)
Cash and cash equivalents	$231,947	$224,967
Restricted cash	2,511	10,362
Restricted cash included within Other assets	8,486	4,058
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$242,944	$239,387

Restricted cash as of December 31, 2019 represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company’s Consolidated Balance Sheet as of the dates indicated:

	December 31,
	2019	2018
(in thousands)
Accounts payable to related parties, net	$17,278	$17,278
	$17,278	$17,278

See “Note 9. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements” for additional information regarding the balances payable to VDC.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts are to be considered shareholder loans. As of December 31, 2019, the total outstanding amount due to ADES for such excess cash contributions was approximately $694,000, which is included in “Other current liabilities” on the Consolidated Balance Sheet.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage.  As of December 31, 2019, accounts receivable from ADES totaled approximately $5.8 million and accounts payable to ADES totaled approximately $7.1 million, included in “Trade receivables” and “Accounts payable,” respectively, on the Consolidated Balance Sheet.   See “Note 1. Organization and Recent Events” of these “Notes to Consolidated Financial Statements” for additional details regarding this joint venture.

Mr. Thomas R. Bates, Jr. is the chairman and a director of the Company and in December 2019, was elected as chairman of Weatherford International, a provider of equipment and services to the Company. The Company has engaged in transactions in the ordinary course of business with Weatherford International totaling $0.4 million in 2019, for the purchase of equipment and services. At December 31, 2019, the Company had a payable to Weatherford of $10,778. These transactions were on an arm’s-length basis and Mr. Bates was not involved in such transactions in any way.

Except for the foregoing, we did not have any material related party transactions that were not in the ordinary course of business as of December 31, 2019.

11. Business Segment Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of rigs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies and other international exploration and production companies. The Soehanah jackup rig operated under a bareboat charter contract in place as of acquisition.

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.   Our management business (excluding reimbursable revenue) represented less than 1% of our total revenue for each of the years ended December 31, 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, a substantial amount of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Contract termination revenue from the Petrobras Parties accounted for approximately 78% of consolidated revenue for the year ended December 31, 2019. Excluding the contract termination revenue received from the Petrobras Parties, four customers accounted for approximately 23%, 23%, 13% and 11% of consolidated revenue for the year ended December 31, 2019. Three customers accounted for approximately 40%, 15% and 14%  of consolidated revenue for the year ended December 31, 2018. Four customers accounted for approximately 51%, 15%, 13% and 11% of consolidated revenue for the year ended December 31, 2017.

Our revenues by country were as follows (periods representing revenues of less than 10% are included in “Other countries”):

	For the Years Ended December 31,
	2019	2018	2017
Cayman Islands	$561,530	$—	$—
Congo	—	123,605	139,579
Malaysia	—	—	26,983
Indonesia	—	—	23,477
India	—	32,630	—
Other countries (1)	199,318	69,512	22,807
Total revenues	$760,848	$225,747	$212,846
(1)	“Other countries” represent countries in which we had revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country were as follows (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	December 31, 2019	December 31, 2018

Egypt	$207,166	$—
Canary Islands	—	216,955
India	126,124	141,342
Indonesia	75,830	81,850
South Africa	149,231	164,239
Other countries (1)	162,775	182,917
Total property and equipment	$721,126	$787,303
(1)	“Other countries” represent countries in which we operate that individually had property equipment, net representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the years ended December 31, 2019 and 2018 (in thousands except per share amounts).

	Quarter Ended
	March 31	June 30	September 30	December 31

2018
Revenues	$57,663	$60,461	$64,556	$43,067
Loss from operations	(8,544)	(8,178)	(5,692)	(22,871)
Other expense	(19,620)	(19,706)	(18,853)	(21,478)
Net loss attributable to shareholders	(32,137)	(31,094)	(26,060)	(52,177)
Loss per share
Basic and diluted	$(6.43)	$(6.22)	$(5.21)	$(10.44)

2019
Revenues	$34,555	$636,383	$40,644	$49,266
Income (loss) from operations (1)	(31,188)	509,101	(22,374)	$(53,952)
Other income (expense)	(14,569)	97,812	(6,123)	$(7,111)
Net income (loss) attributable to shareholders	(47,890)	590,729	(25,720)	$(61,385)
Earnings (loss) per share
Basic	$(9.58)	$116.96	$(5.14)	$(8.22)
Diluted	$(9.58)	$116.86	$(5.14)	$(8.22)
(1)

During the quarter ended December 31, 2019, we recorded $1.6 million and $5.6 million in “Operating costs” and “General and administrative expense”, respectively for cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the Amended 2016 MIP.  We also recorded $30.5 million in “General and administrative expense” related to insurance costs for judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 framework). Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2019.

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at www.vantagedrilling.com in the “Corporate Governance” area. Any waivers from our Code of Business Conduct and Ethics must be approved by the Board of Directors or a designated board committee. Any amendments to, or waivers from, the Code of Business Conduct and Ethics will be posted on our website and reported pursuant to applicable rules and regulations of the SEC.

Item 11.	Executive Compensation.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2019.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2019.

Item 14.	Principal Accounting Fees and Services.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2019.

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

3.1

Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company effective as of March 4, 2019 (Incorporated by reference by Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on March 8, 2019)

4.1

First Lien Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated as of November 30, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 4, 2018)

4.2

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-1 filed with the SEC on June 16, 2016)

4.4

First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019 (Filed herewith)

4.5

Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019 (Filed herewith)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders (as defined therein) party thereto (Incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the SEC on May 13, 2016)

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
10.12

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Douglas W. Halkett, dated February 10, 2016  (Incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.13

Third Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and William L. Thomson, dated February 10, 2016 (Incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.14

Employment Agreement between Vantage Drilling International and Douglas E. Stewart, dated May 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on May 17, 2016)

10.15

Employment Agreement between Vantage Drilling International and Ihab Toma, dated August 9, 2016  (Incorporated by reference to Exhibit 10.13 of the Amendment No. 1 to Form S-1 filed with the SEC on August 25, 2016)

10.16

Employment Agreement Between Vantage Drilling International and Thomas J. Cimino, dated September 22, 2016 (Incorporated by reference to Exhibit 10.14 of the Amendment No. 2 to Form S-1 filed with the SEC on October 11, 2016)

10.17

Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017 (Incorporated by reference to Exhibit 10.1 of the Form 10-K/A filed with the SEC on May 1, 2017)

10.18	Amendment to the Shareholders Agreement of Vantage Drilling International dated March 4, 2019 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on March 8, 2019)
10.19

Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV. (Incorporated by reference to Exhibit 10.1 of the From 8-K filed with the SEC on June 24, 2019)

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

VANTAGE DRILLING INTERNATIONAL

By:	/s/ THOMAS J. CIMINO
Name:	Thomas J. Cimino
Title:	Chief Financial Officer
Date:	March 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ihab Toma	Chief Executive Officer (Principal Executive Officer)	March 9, 2020
Ihab Toma

/s/ Thomas J. Cimino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2020
Thomas J. Cimino

/s/ Thomas R. Bates, Jr.	Chairman and Director	March 9, 2020
Thomas R. Bates, Jr.

/s/ Nils E. Larsen	Director	March 9, 2020
Nils E. Larsen

/s/ L. Spencer Wells	Director	March 9, 2020
L. Spencer Wells

/s/ Scott McCarty	Director	March 9, 2020
Scott McCarty

/s/ Matthew Bonanno	Director	March 9, 2020
Matthew Bonanno

/s/ Paul A. Gordon	Director	March 9, 2020
Paul A. Gordon

/s/ Richard B. Aubrey III	Director	March 9, 2020
Richard B. Aubrey III