Form 10-K/A
period 2019-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2020-04-29
CIK 1465872

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of the registrant’s ordinary shares outstanding as of April 15, 2020 is 13,115,026 shares.

EXPLANATORY NOTE

Vantage Drilling International is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report and other filings with the Securities and Exchange Commission.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 15, 2020 and certain other information about them are set forth below:

Name	Age	Position
Thomas R. Bates, Jr. (1)	70	Chairman of the Board of Directors
Matthew W. Bonanno (2)(3)	41	Director
Nils E. Larsen (1)	49	Director
Scott McCarty (2)	46	Director
L. Spencer Wells (1)(2)	49	Director
Paul A. Gordon	49	Director
Richard B. Aubrey III	35	Director
Ihab Toma	57	Chief Executive Officer and Director
Thomas J. Cimino	51	Chief Financial Officer and Treasurer
Douglas W. Halkett	60	Chief Operating Officer
Douglas E. Stewart	43	Vice President, General Counsel, Chief Compliance Officer and Secretary
William L. Thomson	49	Vice President – Marketing and Business Development
Linda J. Ibrahim	49	Vice President of Tax and Governmental Compliance
(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Mr. Bonanno resigned from the Board on April 24, 2020.

Board of Directors

Thomas R. Bates, Jr. has served as our Chairman of the Board since February 10, 2016. Qualifications and Experience: Mr. Bates has over 45 years of operational experience in the oil and gas industry, having held executive leadership positions at several major energy companies. He is currently an adjunct professor and member of the advisory board for the Energy MBA Program at the Neeley School of Business at Texas Christian University in Fort Worth. Mr. Bates joined Lime Rock Management LP, an energy focused private equity firm, as managing director in 2001 and became a senior advisor of the firm in 2010 before retiring in 2013. Mr. Bates previously served as group president at Baker Hughes from 1998 through 2000, chief executive officer at Weatherford-Enterra from 1997 to 1998, and spent 15 years in management positions at Schlumberger, finishing as president of the Anadrill division where he was responsible for the introduction of new drilling products and technologies. Mr. Bates began his career at Shell Oil Company. Through his experience in both energy and oilfield service companies, Mr. Bates provides significant insight into management and corporate strategy, including audit committee matters, that we believe are essential for growing the Company. His experience in private equity provides valuable entrepreneurial insight. Additionally, Mr. Bates has significant experience sitting on compensation and audit committees providing us with insight into corporate governance and other matters. Education: Mr. Bates has a doctorate in mechanical engineering from the University of Michigan. Mr. Bates serves on the Audit Committee.

Directorships for the past five years: Independence Contract Drilling (Chairman 2011 to present), TETRA Technologies (2011 to present), Alacer Gold Corporation (2014 to present), Hercules Offshore, Inc. (2004 to 2015; Chairman 2009 to 2015), Tidewater, Inc. (Chairman 2017 to 2019) and Weatherford International PLC (2019 to present).

Matthew W. Bonanno has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Bonanno joined York Capital Management in July 2010 and is a Partner of the Firm and the Co-Head of North America Credit. Mr. Bonanno is a Co-Portfolio Manager of the York Tactical Energy fund. Mr. Bonanno joined York from the Blackstone Group where he worked as an Associate, focusing on restructuring, recapitalization and reorganization transactions. Prior to joining the Blackstone Group, Mr. Bonanno worked on financing and strategic transactions at News Corporation and as an Investment Banker at JP Morgan and Goldman Sachs. Mr. Bonanno is currently a member of the Board, in his capacity as a York employee, of Riviera Resources, Inc., Rever Offshore AS, Samson Resources II, LLC, all entities incorporated pursuant to York’s partnership with Costamare Inc. and Next Decade LLC. Mr. Bonanno is also a member of the Board of Directors of the Children’s Scholarship Fund. Education: Mr. Bonanno received a B.A. in History from Georgetown University and an M.B.A in Finance from The Wharton School of the University of Pennsylvania. Mr. Bonanno serves on the Compensation Committee.

Directorships for the past five years: Riviera Resources, Inc. (2013 to present), Rever Offshore AS (2013 to present), Stallion Oilfield Holdings, Inc. (2013 to 2015), ABY Group Holdings (2013 to present), Next Decade LLC (2017 to present), Linn Energy Inc. (Audit Committee Chairman 2017 to present), and Samson Resources II, LLC. (2017 to present).

Nils E. Larsen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Larsen began working with The Carlyle Group’s U.S. Equity Opportunities Fund in 2013 and is currently an Operating Adviser. Prior to partnering with The Carlyle Group, Mr. Larsen served in a variety of senior executive positions with Tribune Company from 2008 to 2013, including as the President and Chief Executive Officer of Tribune Broadcasting and as the Co-President of Tribune Company. Before joining Tribune Company, Mr. Larsen was employed by Equity Group Investments, LLC from 1995 to 2008 (serving as a Managing Director from 2001 to 2008) and again from 2013 to present, focusing on investments in the media, transportation, energy, industrial manufacturing, retail grocery and member loyalty and rewards sectors. Mr. Larsen started his career at CS First Boston where he focused on the capital requirements and derivative products needs of U.S. financial institutions and non-U.S. based entities. Mr. Larsen has significant governance experience in post-bankrupt entities providing this essential insight to the Company. Education: Mr. Larsen received his A.B. summa cum laude from Bowdoin College. Mr. Larsen serves as chairman of the Audit Committee.

Directorships for the past five years: Blackhawk Mining LLC (2018 to October 2019), Liberty Tire Recycling Holdings (Chairman 2015 to present; Compensation Committee 2018 to present), Rewards Network (2013 to 2017; Chairman 2016 to 2017), Extreme Reach (2015 to present; Compensation Committee 2018 to present), More FM (2015 to 2018), Esterline Technologies Corporation (2016 to 2019; Audit Committee and Enterprise Risk Committee 2016 to 2019), LiveStyle, Inc. (2016 to present), Talent Partners (Chairman 2014 to 2015), Media Properties Holdings (2014 to 2016) and Veridiam, Inc. (April 2019 to present; Chairman August 2019 to present).

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

Directorships for the past five years: Q-TZG Leasing Holding Ltd (2013 to present), Gulfmark Offshore, Inc. (2017 to 2018), Jones Energy, Inc. (2018 to 2019) and PHI, Inc (2020 to present).

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

Directorships for the past five years:  Advanced Emissions Solutions, Inc. (Chairman 2014 to present), Syncora Holdings, Ltd. (2015 to 2016), Preferred Proppants LLC (2014 to 2018), Affinion Group Holdings, Inc. (Chairman 2015 to 2017), Global Geophysical Services, Inc. (Chairman 2015 to 2016), Town Sports International Holdings, Inc. (2015 to present), Certus Holdings, Inc. and CertusBank, N.A (2014 to 2016), Telford Offshore Holdings Ltd (2018 to 2020), NextDecade Corp (2017 to present), Samson Resources II LLC (2017 to present), Lily Robotics, Inc. (2017), Roust Corporation (2017), Jones Energy, Inc. (2018 to present), uBiome Inc. (2019), Vanguard Natural Resources (January 2019 to present) and Treehouse REIT, Inc. (January 2019 to present).

Paul A. Gordon has served as a director of the Company since August 7, 2018. Qualifications and Experience: Mr. Gordon is currently a Managing Director of Anchorage Capital Group, L.L.C. (“Anchorage”) and has been with the firm since 2011. Mr. Gordon is the head of the firm’s Portfolio Group, which is responsible for driving operational, financial and strategy improvement in companies where Anchorage has a significant ownership stake. In addition, he is a member of the firm’s CLO Investment Committee. Prior to joining Anchorage, Mr. Gordon was a Managing Director and Portfolio Manager at S.A.C. Capital Advisors and began his investing career at Cerberus Capital Management. Mr. Gordon spent the first part of his professional career in investment banking and leveraged finance. Mr. Gordon received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from Cornell University where he graduated magna cum laude.

Directorships for the past five years: Hoxton (Cayman) Ltd. (2016 to present), Asterix, Inc. (2018 to present), Chemical Transportation Group, Inc. (2016, 2018 to present), Federal Fleet Services, Inc. (2018 to present), Product Tankers Holdco LLC (2018 to present), RAM RE Investments LLC (2018 to present), WPG Enterprise A LLC (2018 to present), WPG Enterprise SOP LLC (2018 to present), CHG Holdings LLC (October 2019 to present), CHG Canadian Holdings Inc. (October 2019 to present), Chantier Davie Canada Inc. (February 2020 to present), Carraun Telecom Holdings Limited (March 2020 to present) and Ideal Standard International NV  (March 2020 to present).

Richard B. Aubrey III has served as a director of the Company since February 8, 2020. Qualifications and Experience: Mr. Aubrey is currently a Managing Director at Anchorage Capital Group, L.L.C. (“Anchorage”), which he joined in September 2014. At Anchorage, Mr. Aubrey is responsible for leading the research process across the energy space, including upstream, midstream and offshore drilling. Prior to joining Anchorage, Mr. Aubrey worked at First Reserve Corporation from 2010-2012 as a private equity associate. Mr. Aubrey started his career in Houston with UBS Investment Bank in the Global Energy Group. Mr. Aubrey received a Bachelor of Science in Economics and a Masters of Business Administration with Honors from The Wharton School.

Directorships for the past five years: None

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

Directorships in the past five years: 3T/Drilling Systems (UK) Ltd. (June 2015 to present), Paradigm Geophysical Corp (October 2013 to April 2018), AGR Group (Vice Chairman from January 2015 to December 2018), Engström & Engstöm (Chairman from May 2014 to May 2017), Fara-Rever (January 2018 to present) and Apex International (January 2019 to present).

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

Material Changes in Director Nominations Process

On March 6, 2019, the Board of Directors of the Company, at a duly convened meeting thereof, approved an increase to the number of directors currently serving on the Board of Directors from seven to eight. Further, at such meeting, the Board exercised its authority pursuant to the Company’s memorandum and articles of association, and elected Mr. Stephen Lehner to fill the vacancy resulting from said increase, effectively immediately.

On February 6, 2020, the Company was informed by Mr. Stephen Lehner of his decision to resign from the Board of Directors of the Company, effective immediately. This decision was not related to a disagreement with the Company on any matter relating to its operations, policies or practices. In connection with the foregoing, on February 8, 2020, the Board of Directors exercised its authority under the Company’s memorandum and articles of association and elected Mr. Richard B. Aubrey III to fill the vacancy resulting from said resignation, effective immediately, to hold office until the next annual general meeting of shareholders of the Company or until his successor, if any, is duly elected and qualified.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was primarily responsible for identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for election at the annual meeting of shareholders to fill Board vacancies. The Nominating and Corporate Governance Committee was also responsible for overseeing the evaluation of the Board, conducting an annual self-evaluation of its own effectiveness and considering corporate governance issues that arise from time to time. In addition, the Nominating and Corporate Governance Committee had the power to retain outside counsel, director search and recruitment consultants or other experts and to receive from the Company adequate funding, as determined by the Nominating and Corporate Governance Committee, for payment of reasonable compensation to such advisors.

Our Nominating and Corporate Governance Committee was disbanded on August 6, 2019.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our 2019 Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) focuses on the compensation of our 2019 named executive officers, who were:

•	Ihab Toma, Chief Executive Officer
•	Thomas J. Cimino, Chief Financial Officer
•	Douglas Halkett, Chief Operating Officer
•	William L. Thomson, Vice President, Marketing and Business Development
•	Douglas E. Stewart, Vice President, General Counsel, Chief Compliance Officer & Corporate Secretary

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

•

A Special Cash-Based Long-Term Retention Award. This component of compensation consists of a special cash-based retention award issued under the Amended 2016 Management Incentive Plan related to the Petrobras litigation settlement that vests over several years, as described in more detail below.

•

Other Benefits. This component of our compensation program has historically consisted primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on assignments outside their home country (including expatriate housing, schooling, home airfare and foreign taxes).

2019 Compensation Program

Due to the ongoing difficulties in the offshore drilling industry, the Compensation Committee determined that there would be no adjustments to the annual base salaries of the named executive officers for 2019. To address retention concerns and incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to continue to operate an annual bonus program for 2019, as discussed in greater detail below. The Compensation Committee determined that it was both reasonable and in the Company’s best interests to provide the named executive officers with this type of compensation opportunity during 2019 in order to ensure that the executives were properly motivated to drive the Company toward its financial objectives.

Role of Compensation Committee

Messrs. Bonanno, McCarty and Wells serve on the Compensation Committee, with Mr. Wells serving as Chairman.

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

Role of Benchmarking of Compensation and Peer Group

The Compensation Committee did not establish a peer group in connection with making compensation decisions in respect of 2019 and did not engage in any formal benchmarking in determining 2019 executive compensation. The Compensation Committee may, from time to time, review current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries when it makes compensation-related decisions. In connection with its review, the Compensation Committee may consider the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources.

Role of Compensation Consultant

During 2019, the Compensation Committee did not retain the services of an outside compensation consultant.

Role of Executive Officers in Compensation Decisions

For 2019, no executive officer played a role in determining the amount or form of compensation paid to the Company’s executive officers, other than Mr. Toma, who provided input with respect to the performance goals and applicable target bonus levels (other than his own target bonus level) applicable to the 2019 annual cash incentive program.

Elements of our Compensation Program

As described, there were six primary elements to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards, longer term cash-based retention awards and other benefits. Each of these elements are described in greater detail below.

Annual Base Salary. There were no changes to the annual base salary levels of the named executive officers during 2019.   On March 31, 2020, as part of our efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19, each named executive officer agreed to a 20% reduction in salary effective April 1, 2020 until June 30, 2020.  The reduction in base salary will have no effect on the other terms of the Employment Agreements.

Annual Cash Incentive Awards. To incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to approve a performance-based annual bonus program for 2019 (the “2019 Annual Bonus Program”). Under the 2019 Annual Bonus Program, each of the named executive officers had the opportunity to earn a cash payment based on the level of achievement of the following performance goals, each of which was weighted at 33%: (1) certain health and safety objectives, including the Total Recordable Incident Rate and reducing hand and finger injuries, (2) Contracts Awarded for Rigs and (3) level of cash at year end (collectively, the “Operational Goals”). At the beginning of 2019, the Compensation Committee established target bonus opportunities for each of the named executive officers, expressed as a percentage of the named executive officer’s annual base salary:

Last name	First name	Position	Annual Salary	Bonus Target (as percentage of Annual Salary) (1)
Toma	Ihab	Chief Executive Officer	$500,000	100%
Cimino	Thomas	Chief Financial Officer	$285,000	75%
Halkett	Douglas	Chief Operating Officer	$430,000	80%
Thomson	William	VP Marketing	$285,000	75%
Stewart	Douglas	VP General Counsel	$285,000	75%
(1)	The target bonus opportunity for Mr. Thomson was increased to 100% effective August 1, 2019.

The maximum amount payable to each named executive officer under the 2019 Annual Bonus Program is 200% of the applicable named executive officer’s target bonus amount. Up to 100% of each named executive officer’s target bonus opportunity is based on the level of achievement of the Operational Goals, with the ability to earn between 101%-200% of the applicable target annual bonus opportunity based on the level of achievement of four pre-established strategic goals. Following the end of the performance period, the Compensation Committee determined that the level of achievement of the Operational Goals was 86% and the level of achievement of the strategic goals was 50%, resulting in an aggregate level of performance achieved across all performance goals of 136%. As a result, each named executive officer earned approximately 136% of his target annual bonus amount for 2019. For the amounts earned by each of the named executive officers in respect of 2019 performance, see the “Non-Equity Incentive Compensation” column of the 2019 Summary Compensation Table.

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

All of the current named executive officers received these awards during 2016, but no additional grants were made to them during 2017 or 2019. During 2018, Mr. Thomson received 1,030 time-based restricted stock units and 2,430 performance-based restricted stock units on the same terms and conditions described above. For the grant date fair values of the equity-based awards granted to the named executive officer under the Amended 2016 MIP, see the 2016 “Stock Awards” column of the Summary Compensation Table.

In connection with the conversion of the Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes into the Company's ordinary shares on December 4, 2019, each restricted stock unit was converted into the right to receive approximately 2.868 Company common shares, with a per-share average fair value of $66.26. Following the conversion of the Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes, 963,380 common shares are reserved for issuance under the Amended 2016 MIP. As of December 31, 2019, there were 262,456 shares available for future grant under the Amended 2016 MIP.

On November 18, 2019, following the receipt of proceeds in connection with, and the procurement of a special litigation insurance policy by certain of the Company’s subsidiaries relating to, the Petrobras litigation matter, the Board declared a special cash dividend equal to $40.03 per share of the Company’s common stock (the “Dividend”). The Dividend was paid on December 17, 2019 to holders of record as of the close of business on December 10, 2019. Pursuant to the terms of the applicable award agreements, the named executive officers were entitled to accrue dividend equivalents in respect of the shares of common stock underlying their restricted stock unit awards outstanding when such Dividend was paid. These dividend equivalents are subject to the same vesting and settlement conditions applicable to the underlying restricted stock units, and will be paid at the same time the underlying restricted stock units are settled. As of the date of this filing, all of the named executive officers’ restricted stock units had vested.

Cash-Based Long Term Retention Awards.

On July 19, 2019, following the Company’s receipt of proceeds from an arbitration award issued in connection with the Petrobras litigation matter, the Board of Directors approved the grant of certain cash-based long term retention awards and their related award agreements, also known as the Petrobras Litigation Awards (the “Cash-Based Retention Awards”) to executives and other key employees in an aggregate of approximately $19.3 million.  The Cash-Based Retention Awards were issued under the Amended 2016 MIP Pursuant to the award agreements, commencing on June 21, 2019, at which time the Cash-Based Retention Awards were to vest over a four-year period as follows:

•

On June 21, 2020, if a full, final and non-appealable judgment had been rendered in the Company’s favor in connection with the Petrobras litigation matter, as determined by the Board of Directors (a “Final Judgment”), then the participant would receive 25% of the Cash-Based Retention Awards.  In the event of no Final Judgment on or prior to such date, then 1% of such Cash-Based Retention Awards would vest and be payable to the participant.

•

On June 21, 2021, if a Final Judgment had not been rendered prior to such date, then an additional 1% of the Cash-Based Retention Awards would vest while if a Final Judgment had been rendered prior to such date, then an additional amount of the Cash-Based Retention Awards reflecting a cumulative of 50% of Cash-Based Retention Awards would vest and be payable to the participant.

•

On June 21, 2022, if a Final Judgment had not been rendered prior to such date, then an additional 1% of the Cash-Based Retention Awards would vest while if a Final Judgment had been rendered prior to such date, then an additional amount of the Cash-Based Retention Awards reflecting a cumulative of 75% of Cash-Based Retention Awards would vest and be payable to the participant.

•

On June 21, 2023, if a Final Judgment had not been rendered prior to such date, then an additional 1% of the Cash-Based Retention Awards would vest while if a Final Judgment had been rendered prior to such date, then an additional amount of the Cash-Based Retention Awards reflecting a cumulative of 100% of Cash-Based Retention Awards would vest and be payable to the participant.

•

After June 21, 2023, if a Final Judgment had not been rendered prior to such date, then an additional amount of the Cash-Based Retention Awards reflecting a cumulative of up to 100% of Cash-Based Retention Awards would vest on the date of a Final Judgment and be payable to the participant.

Termination.  Upon the termination of the participant’s service for any reason, all unvested portions of the Cash-Based Retention Awards would be forfeited and canceled with no compensation owed in respect of such amounts to participant.

Change of Control. Upon a qualified liquidity event (as defined in the applicable award agreement), the Board of Directors will have the right, in its sole discretion to cause any remaining unvested amounts of the Cash-Based Retention Awards to vest reflecting a cumulative of up to 100% of Cash-Based Retention Awards.

Other provisions.  The agreements relating to the Cash-Based Retention Awards contain customary provisions relating to confidentiality, non-competition and non-solicitation.

On September 25, 2019, the Board of Directors amended the terms and conditions of the Cash-Based Retention Awards (the “Amended Cash-Based Retention Awards).  The material changes to the Cash-Based Retention Awards as reflected in the Amended Cash-Based Retention Awards relate to vesting (as described below) and certain adjustments to the amounts to be awarded:

•

Prior to June 21, 2020, upon the earliest to occur: (1) a Final Judgment, (2) the Company’s binding of an insurance policy covering the potential loss or reduction of the proceeds the Company received in connection with the settlement or resolution of the Petrobras litigation matter, as determined by the Board of Directors or (3) the Company’s payment of a special dividend(s) following June 21, 2019, equal in the aggregate to all or a substantial majority of the net proceeds the Company received in connection with the settlement or resolution of the Petrobras litigation matter, as determined by the Board of Directors (each of which constitutes a “Vesting Event”), then 25 % of the Amended Cash-Based Retention Awards would vest and be payable to the participant.

•

On June 21, 2020, if a Vesting Event had not occurred prior to such date, then 1% of the Amended Cash-Based Retention Awards would vest while if a Vesting Event had occurred prior to such date, then an additional amount of the Amended Cash-Based Retention Awards reflecting a cumulative of 50% of the Amended Cash-Based Retention Awards would vest and be payable to the participant.

•

On June 21, 2021 if a Vesting Event had not occurred prior to such date, then an additional 1% of the Amended Cash-Based Retention Awards would vest while if a Vesting Event had been rendered prior to such date, then an additional amount of the Amended Cash-Based Retention Awards reflecting a cumulative of 75% of Amended Cash-Based Retention Awards would vest and be payable to the participant.

•

On June 21, 2022, if a Vesting Event had not occurred prior to such date, then an additional 1% of the Amended Cash-Based Retention Awards would vest while if a Vesting Event had been rendered prior to such date, then an additional amount of the Amended Cash-Based Retention Awards reflecting a cumulative of 100% of Amended Cash-Based Retention Awards would vest and be payable to the participant.

•

After June 21, 2022, if a Vesting Event had not occurred prior to such date, then an additional amount of the Amended Cash-Based Retention Awards reflecting a cumulative of up to 100% of Amended Cash-Based Retention Awards would vest on the date of the Vesting Event and be payable to the participant.

The provisions relating to termination, change of control, confidentiality, non-competition and non-solicitation were generally unchanged from the Cash-Based Retention Awards.

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

Other Compensation Policies

Other Compensation. We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. We also provide certain of our executive officers with a limited number of perquisites which we believe are reasonable and competitive with other companies of our size in our industry. For certain executive officers, these include reimbursement for the cost of an annual physical, a car allowance, and/or certain housing expenses, as well as certain expatriate benefits described in more detail below. The amounts paid to each of the Company’s named executive officers in respect of such benefits are shown in the “All Other Compensation” column of the 2019 Summary Compensation Table.

Expatriate benefits. Employees, including the named executive officers, who reside outside of their home country as a result of their job responsibilities receive certain expatriate benefits that we believe are competitive with those of peer companies engaged in significant international operations. For expatriate named executive officers, these perquisites may include paid housing and utilities, a car allowance, an annual home leave flight allowance for the employee and eligible family members, and school tuition expenses for their children. These expatriate benefits phase out over a period of time specified for certain of our international and domestic locations.

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

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million per year on the amount of compensation paid to certain of a public company’s executive officers that may be deductible for any single taxable year. The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) and, among other things, expanded the definition of “public company” to include companies that have reporting obligations under Section 15(d) of the Exchange Act. As a result, for taxable years beginning after December 31, 2017, certain compensation paid by the Company to our “covered employees” (as defined under Section 162(m)) that exceeds $1 million may not be deductible to the Company. The Compensation Committee considered the impact of Section 162(m) in making compensation decisions during 2019, but did not base any of its compensation decisions solely on the applicable tax consequences. The Compensation Committee will continue to monitor the impact of Section 162(m) on the Company’s executive compensation programs.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Bonus ($) (3)	All Other Compensation ($) (4)	Total Compensation ($)
Ihab Toma	2019	500,000	-	680,015	952,565	118,851	2,251,431
Chief Executive Officer	2018	500,000	-	708,333	-	145,267	1,353,600
	2017	507,386	-	711,289	-	171,578	1,390,253
Thomas J. Cimino	2019	285,000	-	290,706	285,770	30,487	891,963
Chief Financial Officer	2018	285,000	-	303,813	-	30,725	619,538
	2017	285,000	-	304,076	-	15,000	604,076
Douglas W. Halkett	2019	430,000	-	467,850	476,283	86,370	1,460,503
Chief Operating Officer	2018	430,000	-	487,333	-	83,966	1,001,299
	2017	430,000	-	489,367	-	43,646	963,013
Douglas E. Stewart	2019	285,000	-	290,706	1,190,707	30,187	1,796,600
Vice President, General	2018	285,000	-	303,813	-	30,625	619,438
Counsel and Corporate Secretary	2017	285,000	-	304,076	-	14,400	603,476
William L. Thomson	2019	285,000	-	331,084	285,770	57,522	959,376
Vice President -	2018	285,000	226,600	303,813	-	54,848	870,261
Marketing and Business Development	2017	285,000	-	283,804	-	38,833	607,637

(1)

The amount shown represents the grant date fair value of restricted stock unit awards granted to Mr. Thomson during 2018 and calculated in accordance with FASB ASC Topic 718. The aggregate grant date fair value of the performance-based restricted stock unit awards granted during 2018 was determined to be $0 pursuant to FASB ASC Topic 718, taking into account the “probable” outcome of the applicable performance criteria. For detailed information on the assumptions used for purposes of valuing equity-based instruments, please see “Note 6, Shareholder’s Equity” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. No equity-based compensation awards were granted to the named executive officers during 2017 or 2019

(2)

The amounts shown reflect amounts earned by the named executive officers in respect of performance under the respective year's Annual Bonus Program. These amounts were paid to the named executive officers in a lump sum early in the subsequent year.

(3)

The amounts shown reflect amounts earned by the named executive officers in respect of vesting of one quarter of awards paid to each named executive officer in respect of the 2019 Vesting Event under the Amended Cash-Based Retention Awards.

(4)	Additional detail for 2019 “All Other Compensation” is provided in the table below:

Name	Schooling ($) (i)	Housing ($)	401(k) Contributions ($)	Home Airfare ($)	Vehicle ($)	FICA Reimbursement ($)(ii)	Other Compensation ($)(iii)	Total ($)
Ihab Toma	—	100,800	—	2,000	11,444	—	4,607	118,851
Thomas J. Cimino	—	—	8,400	—	14,400	7,087	600	30,487
Douglas W. Halkett	—	73,470	—	2,000	10,899	—	—	86,370
Douglas E. Stewart	—	—	8,400	—	14,400	7,087	300	30,187
William L. Thomson	27,500	—	8,400	—	9,000	7,087	5,535	57,522

(i)	Amount shown consists of approximately $20,000 in respect of school tuition expenses for Mr. Thomson’s children and a related gross up payment of $7,500.

(ii)

As discussed above, although time-based RSUs vest each year, such RSUs are not settled until a future date, and therefore these RSU awards are currently illiquid. In recognition of the out-of-pocket expenses associated with FICA taxes incurred in connection with the vesting of 2019 time-based RSUs, in February 2020, the Compensation Committee approved the following cash payments to each of the following named executive officers: $7,087 to Mr. Cimino, $7,087 to Mr. Stewart, and $7,087 to Mr. Thomson.

(iii)

For Mr. Toma the amount shown is for payment of tax preparation fees. Amount shown for Mr. Thomson is for reimbursement of gym memberships and payment of tax preparation fees. Amounts shown for Messrs. Cimino and Stewart are for reimbursement of gym memberships.

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

The Amended and Restated Employment Agreements provide that Messrs. Halkett and Thomson are entitled to annual base salaries of $430,000 and $285,000, respectively, with target annual cash incentive awards equal to 80% and 70% of their respective base salaries (which, for Mr. Thomson, was subsequently increased to 75% and then to 100%). Subject to adjustments based on market conditions and industry compensation trends, each of the Amended and Restated Employment Agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $1,250,000 to Mr. Halkett and $712,500 to Mr. Thomson. In lieu of making such recommendation, the Compensation Committee granted equity awards pursuant to the Amended 2016 MIP as described above.

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

On May 10, 2016, we entered into an employment agreement with Mr. Stewart in connection with his appointment as Vice President, General Counsel and Corporate Secretary of the Company, to be effective on June 9, 2016. His employment agreement has an initial term of one year and provides for an annual base salary of $285,000 with an annual target bonus, beginning in fiscal year 2017, of no less than 75% of Mr. Stewart’s annual base salary. The other terms of Mr. Stewart’s employment agreement are substantially the same as those in the Amended and Restated Employment Agreements. As contemplated in his employment agreement, on August 24, 2016, the Compensation Committee approved a grant to Mr. Stewart consisting of 5,151 time-based restricted stock units and 12,018 performance-based restricted stock units to acquire units of our stapled securities under the Amended 2016 MIP. This grant became effective on August 29, 2016. In connection with the conversion of the Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes into the Company's ordinary shares on December 4, 2019, each restricted stock unit was converted into approximately 2.868 Company common shares.

On August 9, 2016, we entered into an employment agreement with Mr. Ihab Toma in connection with his appointment as Chief Executive Officer of the Company (the “Employment Agreement”), which became effective as of August 29, 2016 (the “Employment Effective Date”). The initial term of the Employment Agreement was two years from the Employment Effective Date, subject to automatic one-year renewals thereafter. The initial two-year term, and any subsequent annual renewal terms, may end earlier in accordance with the terms of the Employment Agreement.

Pursuant to the Employment Agreement, Mr. Toma receives an annual base salary of $500,000, and has the opportunity to earn an annual bonus based on his and/or our achievement of certain performance criteria established by the Compensation Committee. For each fiscal year beginning with our 2017 fiscal year, Mr. Toma’s target annual bonus opportunity will be equal to

100% of his annual base salary (the “Target Annual Bonus”), subject to a maximum annual bonus payout equal to 200% of his base salary. In 2019, Mr. Toma also received a housing allowance of $7,500 per month.

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

On March 31, 2020, as part of our efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19, each named executive officer entered into an amendment and waiver to their employment agreement, agreeing to a 20% reduction in salary effective April 1, 2020 until June 30, 2020 and waiving any claim the executive may have to claim “good reason” in connection therewith.  The reduction in base salary had no effect on the other terms of the Employment Agreements.

In connection with the conversion of the Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes into the Company’s ordinary shares on December 4, 2019, each restricted stock unit was converted into the right to receive approximately 2.868 Company common shares.

Grants of Plan Based Awards Table

The following table provides information with respect to incentive plan-based awards made during fiscal year 2019 to the named executive officers.

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All other stock awards: Number of shares of stock or units (#) (3)	Grant date fair value of stock and option awards ($) (2)
Ihab Toma (1)	1/1/2019	-	500,000	1,000,000	-	-
Thomas J. Cimino (1)	1/1/2019	-	213,750	427,500	-	-
Douglas W. Halkett (1)	1/1/2019	-	344,000	688,000	-	-
Douglas E. Stewart (1)	1/1/2019	-	213,750	427,500	-	-
William L. Thomson (1)	1/1/2019	-	213,750	427,500	-	-

(1)

Represents the target and maximum amounts payable to each named executive officer under the terms of the 2019 Annual Bonus Program. Pursuant to the terms of the 2019 Annual Bonus Program, no payment in respect of a particular performance goal may be earned unless “threshold” level with respect to that performance goal has been achieved. For any performance that falls between levels (e.g., between threshold and target level, and between target and maximum level), payout amounts are linearly interpolated between the two applicable reference points. For the amounts earned in respect of 2019, see the “Non-Equity Incentive Compensation Plan” column of the 2019 Summary Compensation Table.

(2)	No new restricted stock units were granted to executive offers during 2019.

Outstanding Equity Awards at Year End

The following table provides information with respect to the status as of December 31, 2019 of all unvested restricted stock unit awards held by each of the named executive officers.

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($) (3)	Market Value of Shares or Units of Stock That Have Not Vested (4)
Ihab Toma	13,293			880,794
Ihab Toma		12,407	822,108	—
Thomas J. Cimino	3,692			244,632
Thomas J. Cimino		3,446	228,358	—
Douglas W. Halkett	6,400			424,064
Douglas W. Halkett		5,974	395,831	—
Douglas E. Stewart	3,692			244,632
Douglas E. Stewart		3,446	228,358	—
William L. Thomson	2,953			195,666
William L. Thomson		2,757	182,669	—
William L. Thomson	738			48,900
William L. Thomson		689	45,660	—
(1)	Time-based restricted stock units granted to our named executive officers vest ratably on each of the first four anniversaries of February 10, 2016.
(2)

Performance-based restricted stock units granted to our named executive officers vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a “qualified liquidity event” or, if later, February 10, 2023. The minimum percentage of performance-based restricted stock units that are eligible at the threshold level of achievement is 10 percent of the total performance-based restricted stock units granted, and the maximum number is 100 percent of the total performance-based restricted stock units granted. For Messrs. Toma, Cimino, Stewart, Halkett, and Thomson, respectively, there are 124,073; 34,464; 59,739; 34,464; and 34,464 performance-based restricted stock units eligible to vest as of December 31, 2019.

(3)

The market value of unearned performance-based restricted stock units is equal to the number of unvested performance-based restricted that would be eligible to vest as a result of “threshold” level of achievement of the applicable performance criteria (i.e., 10% of the number of performance-based restricted stock units granted) times $66.26, the fair market value of one of our shares on December 31, 2019, based on broker-assisted trade indicators.

(4)

The market value of time-based restricted stock units granted is equal to the number of unvested time-based restricted stock units times $66.26, the fair market value of one of our shares on December 31, 2019, based on broker-assisted trade indicators.

Fiscal Year 2019 Stock Vested

The following table contains information about restricted stock units that vested during fiscal year 2019.

Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Ihab Toma	13,294	880,860
Thomas J. Cimino	3,693	244,698
Douglas W. Halkett	6,401	424,130
Douglas E. Stewart	3,693	244,698
William L. Thomson	3,694	244,764
(1)

Per the terms of the award agreements, the time-based restricted stock units granted to the named executive officers during 2016 vest 1⁄4 on each of the first four anniversaries of February 10, 2016, but the settlement of the restricted stock units is deferred until the earlier of (i) the seventh anniversary of February 10, 2016, and (ii) a qualified liquidity event as defined in the Amended 2016 MIP. The amounts shown under the “Number of Units Acquired on Vesting” column represents the number of time-based restricted stock units that vested for each named executive officer on February 10, 2019, and the amounts shown under the “Value Realized on Vesting” column represents the applicable number of restricted stock units multiplied by $66.26. However, no common stock or other property was received by the named executive officers in connection with such vesting event.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause, or in the event of a change of control, each as of December 31, 2019, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination

Compensation Type	Ihab Toma	Thomas J. Cimino	Douglas W. Halkett	William L. Thomson	Douglas E. Stewart
Salary (1)	$1,000,000	$285,000	$860,000	$285,000	$285,000
Bonus (1)	$1,000,000	$213,750	$688,000	$285,000	$213,750
Accelerated Vesting of Equity Awards (2)	$—	$—	$—	$—	$—

	$2,000,000	$498,750	$1,548,000	$570,000	$498,750

Termination Following a Change of Control

Salary (3)	$1,500,000	$285,000	$1,290,000	$285,000	$285,000
Bonus (3)	$1,500,000	$213,750	$1,032,000	$285,000	$213,750
Accelerated Vesting of Equity Awards (4)	$880,794	$244,632	$424,064	$244,566	$244,632
Accelerated Vesting of Cash-Based Retention Awards (5)	$2,857,695	$857,310	$1,428,849	$857,310	$3,572,121

	$6,738,489	$1,600,692	$4,174,913	$1,671,876	$4,315,503

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

(4)

Pursuant to the applicable award agreements, time-based restricted stock units granted to the named executive officers during 2016 will vest immediately upon a qualified liquidity event, as defined in the Amended 2016 MIP. The value shown in respect of the accelerated vesting of the time-based restricted stock units represents the number of unvested restricted stock units times $66.26, the fair market value of one of our shares on December 31, 2019, based on broker-assisted trade indicators. If a qualified liquidity event had occurred on December 31, 2019, all of the named executive officers’ performance-based units would have vested based on the multiple of “total enterprise value” of the Company measured as of December 31, 2019. The table above assumes that, as of December 31, 2019 (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), the multiple of “total enterprise value” of the Company would have fallen below the “threshold” level of achievement, and therefore no value is included in the table above in respect of accelerated vesting of the performance-based restricted stock units.

(5)

Pursuant to the applicable award agreements, upon a change of control, the Board of Directors will have the right to cause the Amended Cash-Based Retention Awards to fully vest if such awards had not already vested by such time.

Pursuant to the Amended and Restated Employment Agreements, and pursuant to Mr. Stewart’s employment agreement, upon a termination without “cause” or by the executive for “good reason”, the named executive officers are eligible to receive severance payments based on a multiple of the applicable executive officer’s base salary and target annual bonus for the year of termination. Cash payments are payable in accordance with the Company’s regular payroll cycle over the applicable severance period, except in the case of a termination in connection with a change of control, in which case the payments are made in a lump sum within sixty days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary, bonus and the value of any equity awards. In the event of an executive’s disability, his employment will continue for one year from the date of disability. In addition, assuming the employment of any of our named executive officers was to be terminated “without cause”, for “good reason”, or “constructive[ly] terminated without cause”, or in the event of a “change of control” (as each such term is defined in the employment agreements), they would be entitled to accelerated vesting of all options and share awards (other than awards, if any, granted under the Amended 2016 MIP, which awards will be governed by the Amended 2016 MIP).

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

Mr. Cimino’s employment agreement provides for severance benefits that are substantially similar to those that Mr. Toma would receive, except that for Mr. Cimino his applicable severance multiple is equal to one-times its applicable severance component. Mr. Cimino’s provides that he will not compete with us or solicit our customers or employees, in any case during his employment or for a period of one year thereafter. This period increases to two years in the case of Mr. Cimino’s retirement.

Director Compensation

The Board of Directors has approved compensation for independent board members consisting of $133,333 of annual cash compensation and $66,667 of annual stock awards in the form of restricted stock units. Additionally, each independent board member receives $2,000 for each board or committee meeting attended in-person and $1,000 for each board or committee meeting attended telephonically. The Chairman of the Board of Directors receives an additional $50,000 of annual cash consideration and the Chairman of the Audit Committee and Chairman of the Compensation Committee each receive an additional $10,000 of annual cash consideration. Cash consideration is paid quarterly in arrears. The board members currently determined to be independent for purposes of receiving compensation during 2019 were Messrs. Bates, Larsen, and Wells.

On March 31, 2020, as part of the Company’s efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19, each of the independent directors agreed to reduce their annual cash compensation by 20% effective April 1, 2020 until June 30, 2020.

All of the directors are reimbursed for reasonable, necessary and documented travel, subsistence, and other related expenses incurred in connection with the performance of their official board duties.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Thomas R. Bates, Jr.	200,543	135,303	142,885	478,731
Nils E. Larsen	160,141	54,150	—	214,291
L. Spencer Wells	163,497	54,150	—	218,647
Matthew W. Bonanno	—	—	—	—
Scott McCarty	—	—	—	—
Paul Gordon	—	—	—	—
Stephen Lehner	—	—	—	—
(1)

The amounts shown represent the grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. During 2019, Mr. Bates received an annual grant of restricted stock units with a grant date value equal to $135,303 and Messrs. Larsen and Wells each received annual grants of restricted stock units with a grant date value equal to $54,150. As of December 31, 2019, Mr. Bates, Mr. Larsen and Mr. Wells held 3,828, 2,603 and 2,603 unvested restricted stock units each, respectively.

(2)	During 2019, Mr. Bates received a cash-based retention award issued under the Amended 2016 MIP which vests in accordance with the applicable vesting schedule.

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

L. Spencer Wells, Chair
Matthew W. Bonanno
Scott McCarty

Compensation Committee Interlocks and Insider Participation

None of the current members of our Compensation Committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a director or member of the Compensation Committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as one of our directors or a member of our Compensation Committee. As described under the heading “Certain Relationships and Related Transactions, and Director Independence”, Matthew W. Bonanno is a partner of York Capital Management Global Advisors, LLC, and Mr. McCarty is an employee of Renegade Swish, LLC.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees to the annual total compensation of our CEO, Mr. Toma.

We determined that, as of December 31, 2019, our employee population consisted of 414 individuals, not including our CEO. As of such date, approximately 92% of our employee population was located outside of the U.S.

To identify the median employee, we calculated the total cash compensation of each employee for the twelve-month period ended December 31, 2019. Total cash compensation for these purposes included base salary, bonuses and comparable cash elements of compensation in non-U.S. jurisdictions and was calculated using internal payroll records. We did not apply any cost of living adjustments as part of the calculation. We annualized the compensation of all permanent employees who were hired in 2019 but did not work for us or our consolidated subsidiaries for the entire fiscal year, but did not annualize the compensation of any part-time employee. We did not include any independent contractors or leased employees in our determination.

Once we identified the median employee, we calculated all of the elements of such employee’s compensation for the 2019 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an estimated annual total compensation of $94,353. To calculate the annual total compensation of Mr. Toma, we used the amount reported in the “Total” column of the 2019 Summary Compensation Table included in this Form 10-K/A, which was $2,251,431, resulting in a ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees of 24 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K.

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

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 15, 2020, except as noted below, by (i) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (ii) each director, nominee for director and named executive officer, and (iii) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 15, 2019.

Name of beneficial owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
Anchorage Funds(3)	4,704,146	35.87%
York Funds(4)	2,394,071	18.25%
GoldenTree Asset Management (5)	1,900,372	14.49%
Directors and named executive officers:
Thomas R. Bates, Jr.	—	—
Matthew W. Bonanno (6)	—	—
Nils E. Larsen	—	—
Scott McCarty	—	—
L. Spencer Wells	—	—
Paul A. Gordon (7)	—	—
Richard B. Aubrey III(7)	—	—
Ihab Toma	—	—
Thomas J. Cimino	—	—
Douglas W. Halkett	—	—
Douglas E. Stewart	—	—
William L. Thomson	—	—
directors and executive officers as a group (12 persons)	—	—
(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.

(2)

Based on 13,115,026 ordinary shares outstanding as of April 29, 2020. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.

(3)

Includes (i) 49,607 ordinary shares held of record by PCI Fund LLC (“PCI”) and (ii) 4,654,539 ordinary shares held of record by Anchorage Capital Master Offshore, Ltd. (“ACMO” and, together with PCI, the “Anchorage Funds”). Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Anchorage”), the investment advisor to the Anchorage Funds. Mr. Kevin Ulrich (“Mr. Ulrich”) is the Chief Executive Officer of Anchorage and the senior managing member of Management. Management, Anchorage and Mr. Ulrich may be deemed to beneficially own the ordinary shares held by the Anchorage Funds. Management, Anchorage and Mr. Ulrich each disclaims beneficial ownership of such ordinary shares except to the extent, if any, of its or his pecuniary interests therein. Mr. Richard B. Aubrey III and Mr. Paul Gordon, both managing directors of Anchorage, are members of the Company’s board of directors. The business address for each of the funds named in this footnote 3 is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.

(4)

Includes (i) ) 991,725 ordinary shares held of record by York Credit Opportunities Investments Master Fund, L.P.; (ii) 816,406 ordinary shares held of record by York Credit Opportunities Fund, L.P.; (iii) 13,188 ordinary shares held of record by Jorvik Multi-Strategy Master Fund, L.P.; (iv) 279,543 ordinary shares held of record by York Multi-Strategy Master Fund, L.P.; (v) 170,373 ordinary shares held of record by York Capital Management, L.P.; (vi) 22,981 ordinary shares held by York European Focus Master Fund, L.P.; (vii) 46,413 ordinary shares held by York European Opportunities Investments Master Fund, L.P; (viii) 42,975 ordinary shares held by Exuma Capital, L.P.; and (ix) 10,467 ordinary shares held by York European Strategic Investors Holdings Fund, L.P. The general partner of York Credit Opportunities Investments Master Fund, L.P. and York Credit Opportunities Fund, L.P. is York Credit Opportunities Domestic Holdings, LLC. The general partner of Jorvik Multi-Strategy Master Fund, L.P., York Multi-Strategy Master Fund, L.P. and York Capital Management, L.P. is Dinan Management, L.L.C. The general partner of York European Focus Master Fund, L.P. is York European Focus Domestic Holdings, LLC and the general partner of York European Opportunities Investments Master Fund, L.P. is York European Opportunities Domestic Holdings, LLC. The general partner of Exuma Capital, L.P. is Exuma Management, LLC. The general partner of York European Strategic Investors Holdings Fund, L.P. is York Offshore Holdings II, LLC.  The managing member or senior managing member, as the case may be, of each of the managers or general partners, as applicable, of the funds described in this footnote 4 is York Capital Management Global Advisors, LLC. James G. Dinan is the chairman and controls York Capital Management Global Advisors, LLC. York Credit Opportunities Domestic Holdings, LLC, Dinan Management, L.L.C., York European Focus Domestic Holdings, LLC, York European Opportunities Domestic Holdings, LLC, Exuma Management, LLC, York Offshore Holdings II, LLC, York Capital Management Global Advisors, LLC, and James G. Dinan may be deemed to beneficially own the ordinary shares held by the respective fund over which they serve as manager, general partner, investment manager or investment advisor, as the case may be. York Credit Opportunities Domestic Holdings, LLC, Dinan Management, L.L.C., York European Focus Domestic Holdings, LLC, York European Opportunities Domestic Holdings, LLC, Exuma Management, LLC, York Offshore Holdings II, LLC, York Capital Management Global Advisors, LLC, and James G. Dinan, as the case may be, each disclaim beneficial ownership of such ordinary shares except to the extent of their pecuniary interests therein. A partner of York Capital Management Global Advisors, LLC, Matthew W. Bonanno, serves on the Company’s board of directors. The business address for each of the funds named in this footnote 4 is 767 5th Avenue, 17th Floor, New York, NY 10153.

(5)

Includes (i) 74,878 shares held of record by GoldenTree Distressed Master Fund 2014 Ltd.; (ii) 12,018 shares held of record by GoldenTree Distressed Fund 2014 LP; (iii) 2,850 shares held of record by GoldenTree Entrust Master Fund SPC on behalf of and for the account of Segregated Portfolio I;  (iv) 20,605 shares held of record by GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, L.P.; (v) 32,322 shares held of record by San Bernardino County Employees Retirement Association; (vi) 10,988 shares held of record by Crown Managed Accounts SPC - Crown/GT Segregated Portfolio; (vii) 5,901 shares held of record by Ginkgo Tree, LLC; (viii) 1,151,261 shares held of record by GoldenTree Distressed Master Fund III Ltd.; (ix) 445,955 shares held of record by GoldenTree Distressed Onshore Master Fund III LP; (x) 15,267 shares held of record by GoldenTree NJ Distressed Fund 2015 LP; (xi) 9,572 shares held of record by GoldenTree V1 Master Fund, L.P.; (xii) 52,015 shares held of record by GT Credit Fund LP; (xiii) 1,674 shares held of record by Guadalupe Fund, LP; (xiv) 1,918 shares held of record by Louisiana State Employees Retirement System; (xv) 1,247 shares held of record by MA Multi-Sector Opportunistic Fund, LP , and (xvi) 61,901 shares held of record by Steven A. Tananbaum. The investment manager for each of the funds named in this footnote 5 is GoldenTree Asset Management LP (“GTAM LP”). GoldenTree Asset Management LLC (“GTAM LLC”) is the general partner of GTAM LP. The Chief Investment Officer of GTAM LP is Mr. Steven A. Tananbaum, who is also Managing Member of GTAM LLC. GTAM LP, GTAM LLC and Mr. Tananbaum may be deemed to beneficially own the shares held by each of the funds named in this footnote. GTAM LP, GTAM LLC and Mr. Tananbaum each disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein and Mr. Tananbaum’s direct ownership of 61,901 shares. The business address for each of the funds named in this footnote is 300 Park Avenue, 21st Floor, New York, NY 10022.

(6)

Does not include 2,394,071 ordinary shares held by the York Funds. Mr. Bonanno, a partner of York Capital Management Global Advisors, LLC, serves on the Board of Directors of Vantage Drilling International. Mr. Bonanno disclaims beneficial ownership of any ordinary shares owned directly or indirectly by the York Funds.

(7)

Does not include 4,389,407 ordinary shares held by the Anchorage Funds. Messrs. Aubrey and Gordon, managing directors of Anchorage, are currently on the Board of Directors of Vantage Drilling International. Messrs. Aubrey and Gordon disclaim beneficial ownership of any ordinary shares owned directly or indirectly by the Anchorage Funds.

Equity Compensation Plan Information as of December 31, 2019

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	700,924	N/A	262,456
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	700,924	N/A	262,456
Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Registration Rights Agreement

On February 10, 2016, in connection with the effectiveness of our Chapter 11 bankruptcy plan, we entered into a registration rights agreement with certain of our holders (the “Registration Rights Agreement”), which provides the holders party thereto certain registration rights. Certain of the holders party to the Registration Rights Agreement are affiliates of Renegade Swish, LLC, which employs a current member of the Board of Directors of the Company, Mr. Scott McCarty. The managing member or senior managing member of certain holders party to the Registration Rights Agreement is York Capital Management Global Advisors, LLC. A partner of York Capital Management Global Advisors, LLC, Matthew W. Bonanno, is currently on the Board of Directors of the Company. In addition, the Anchorage Funds are party to the Registration Rights Agreement. Messrs. Gordon and Aubrey, members of the Company’s board of directors, are managing directors of Anchorage, the investment advisor to the Anchorage Funds.

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

The Company has been in compliance with the requirements of the Registration Rights Agreement.

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

The Company has satisfied all of its obligations under the VDC Registration Rights Agreement.

Weatherford International

Mr. Thomas R. Bates, Jr. is the chairman and a director of the Company and in December 2019, was elected as chairman of Weatherford International, a provider of equipment and services to the Company. The Company has engaged in transactions in the ordinary course of business with Weatherford International totaling $0.4 million in 2019, for the purchase of equipment and services. At December 31, 2019, the Company had a payable to Weatherford of $10,778. These transactions were on an arm’s-length basis and Mr. Bates was not involved or had an interest in such transactions in any way. Our Audit Committee determined that Mr. Bates is independent, applying the standards defined by the NYSE MKT and reviewing in connection with the “Conflict of Interest” principles contained our Code of Conduct.

Our Policies Regarding Review, Approval or Ratification of Related-Party Transactions

The Audit Committee is responsible for approving related party transactions. The Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflict of interest situations in accordance with the “Conflict of Interest” principles contained our Code of Conduct, which is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Vantage Code of Business Conduct and Ethics.” Such transactions must be approved by the Audit Committee prior to consummation.   The Audit Committee charter is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Audit Committee Charter.” This Internet address is provided for informational purposes only and is not intended to function as a hyperlink. Our website and the information contained in it or connected to it shall not be deemed to be included or incorporated herein.

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

Independent Public Accountant Fees

BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm for the years ended December 31, 2018 and 2019. BDO billed the fees set forth below:

Fees	Year Ended December 31, 2018	Year Ended December 31, 2019
	BDO	BDO
Audit Fees (1)	$615,424	$707,395
Audit-Related Fees (2)	$21,700	$—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$637,124	$707,395

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings. All services provided by BDO during the years ended December 31, 2018 and December 31, 2019 were pre-approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

3. Exhibits. We hereby file as part of this Amendment No. 1 to Annual Report on Form 10-K the Exhibits listed on the attached Exhibit Index.

Exhibit No.	Description

10.1	Form of Cash-Based Petrobras Litigation Award Agreement under the Vantage Drilling International Amended and Restated 2016 Management Incentive Plan (Filed herewith)

10.2	Form of Amended and Restated Cash-Based Petrobras Litigation Award Agreement under the Vantage Drilling International Amended and Restated 2016 Management Incentive Plan (Filed herewith)

10.3	Form of Amended and Restated Cash-Based Petrobras Litigation Award Agreement (Director) under the Vantage Drilling International Amended and Restated 2016 Management Incentive Plan (Filed herewith)

10.4	Form of Amendment and Waiver to Executive Employment Agreement (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ THOMAS J. CIMINO
Name:	Thomas J. Cimino
Title:	Chief Financial Officer and Treasurer
Date:	April 29, 2019