Form 10-Q
period 2020-03-31
VANTAGE DRILLING INTERNATIONAL
filed 2020-05-12
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of Vantage Drilling International Ordinary Shares outstanding as of April 28, 2020 is 13,115,026 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, “Item 1A. Risk Factors” of this Quarterly Report, and the following:

•	reduced expenditures by oil and gas exploration and production companies;
•	general economic conditions and conditions in the oil and gas industry, including the worldwide supply and demand for oil and gas, and expectations regarding future prices of oil and gas;
•

operations in international markets, including geopolitical or global economic risk, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes and foreign currency exchange rate risk;

•	epidemics, pandemics, global health crises, or other public health events and concerns, such as the recent spread and resulting impact of COVID-19;
•

governmental, tax and environmental regulations and related actions and legal matters, including the actions taken by governments in response to the spread of COVID-19, as well as the results and effects of legal proceedings and governmental audits, assessments and investigations;

•	excess supply of drilling units worldwide;
•	competition within our industry;
•	our level of indebtedness;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act, as amended and any other anti-corruption laws;
•	the sufficiency of our internal controls;
•	growing focus on climate change and its impact on the reputation of fossil fuel products or services;
•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	identifying and completing acquisition opportunities;
•	effects of new products and new technology on the market;
•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;
•	our small number of customers;
•	termination or renegotiation of our customer contracts;
•	changes in the status of pending, or the initiation of new, litigation, claims or proceedings;
•	changes in legislation removing or increasing current applicable limitations of liability;
•	our ability to prevail in the defense of any appeal by the Petrobras Parties due to legal, procedural and other risks associated with confirming and enforcing arbitration awards in such circumstances;
•	limited mobility of our drilling units between geographic regions;

•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	changes in tax laws, treaties or regulations;
•	credit risks of our key customers and certain other third parties;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Unless the context indicates otherwise, all references to the “Company,” “Vantage Drilling International,” “we,” “our” or “us” refer to Vantage Drilling International and its consolidated subsidiaries.  References to “VDI” refer to Vantage Drilling International, a Cayman Island exempted company.

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bassoe	Bassoe Offshore A.S.
Board of Directors	The Company's board of directors
Comparable Quarter	The three months ended March 31, 2019
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Quarter	The three months ended March 31, 2020
DOJ	U.S. Department of Justice
Drilling Contract	The Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between PVIS and VDEEP (and subsequently novated to PAI and VDDI)
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
New Shares	Shares issued by the reorganized Company
Offer	An offer by the Company to repurchase up to $75.0 million of the 9.25% First Lien Notes
Offer Expiration Date	11:59 pm (New York City time) on August 2, 2019
OPEC	The Organization of the Petroleum Exporting Countries
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PAI	Petrobras America, Inc.
PBGs	Performance-based restricted stock units
Petrobras	Petroleo Brasileiro S.A.
Petrobras Agreement	The agreement among VDEEP and VDDI, on the one hand, and the Petrobras Parties, on the other, relating to the Petrobras Award issued in favor of VDEEP and VDDI
Petrobras Award	The award issued by an international arbitration tribunal to VDEEP and VDDI with respect to the Petrobras Parties' breach of the Drilling Contract
Petrobras Parties	Collectively, Petrobras, PAI and PVIS
PIK	Payment-in-kind
PVIS	Petrobras Venezuela Investments & Services, BV
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$196,348	$231,947
Restricted cash	4,696	2,511
Trade receivables	66,877	46,504
Inventory	48,873	48,368
Prepaid expenses and other current assets	15,921	16,507
Total current assets	332,715	345,837
Property and equipment
Property and equipment	1,003,119	1,002,968
Accumulated depreciation	(299,833)	(281,842)
Property and equipment, net	703,286	721,126
Operating lease ROU assets	5,620	6,706
Other assets	17,165	17,068
Total assets	$1,058,786	$1,090,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$41,033	$49,599
Other current liabilities	33,827	26,936
Total current liabilities	74,860	76,535
Long–term debt, net of discount and financing costs of $6,011 and $6,421, respectively	343,989	343,579
Other long-term liabilities	18,922	17,532
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, respectively	13	13
Additional paid-in capital	633,264	634,770
Accumulated earnings (deficit)	(13,508)	17,064
Controlling interest shareholders' equity	619,769	651,847
Noncontrolling interests	1,246	1,244
Total equity	621,015	653,091
Total liabilities and shareholders' equity	$1,058,786	$1,090,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Contract drilling services	$44,319	$29,980
Reimbursables and other	7,137	4,575
Total revenue	51,456	34,555
Operating costs and expenses
Operating costs	48,555	38,542
General and administrative	7,170	8,668
Depreciation	18,016	18,533
Total operating costs and expenses	73,741	65,743
Loss from operations	(22,285)	(31,188)
Other income (expense)
Interest income	701	1,064
Interest expense and other financing charges	(8,420)	(15,815)
Other, net	2,355	182
Total other expense	(5,364)	(14,569)
Loss before income taxes	(27,649)	(45,757)
Income tax provision	2,921	2,147
Net loss	(30,570)	(47,904)
Net income (loss) attributable to noncontrolling interests	2	(14)
Net loss attributable to shareholders	$(30,572)	$(47,890)
Loss per share
Basic and Diluted	$(2.33)	$(9.58)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Three-Month Period Ended March 31, 2019
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Deficit
Balance January 1, 2019	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Contributions from holders of noncontrolling interests	—	—	—	—	122	122
Net loss	—	—	—	(47,890)	(14)	(47,904)
Balance March 31, 2019	5,000	$5	$373,972	$(486,560)	$108	$(112,475)

	Three-Month Period Ended March 31, 2020
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance January 1, 2020	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	698			698
Share-based compensation - dividend equivalents	—	—	(2,204)	—	—	(2,204)
Net income (loss)	—	—	—	(30,572)	2	(30,570)
Balance March 31, 2020	13,115	$13	$633,264	$(13,508)	$1,246	$621,015

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,570)	$(47,904)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	18,016	18,533
Amortization of debt financing costs	410	400
Amortization of debt discount	—	5,354
Amortization of contract value	—	1,556
PIK interest on the Convertible Notes	—	1,934
Share-based compensation expense	698	1,029
Deferred income tax expense (benefit)	102	(415)
Loss on disposal of assets	—	62
Gain on settlement of restructuring agreement	(2,278)	—
Changes in operating assets and liabilities:
Trade receivables	(20,373)	1,198
Inventory	514	285
Prepaid expenses and other current assets	586	1,086
Other assets	1,877	1,252
Accounts payable	(6,288)	2,995
Other current liabilities and other long-term liabilities	6,032	1,951
Net cash used in operating activities	(31,274)	(10,684)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,196)	(2,184)
Net cash used in investing activities	(1,196)	(2,184)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from holders of noncontrolling interests	—	122
Debt issuance costs	—	(437)
Net cash used in financing activities	—	(315)
Net decrease in unrestricted and restricted cash and cash equivalents	(32,470)	(13,183)
Unrestricted and restricted cash and cash equivalents—beginning of period	242,945	239,387
Unrestricted and restricted cash and cash equivalents—end of period	$210,475	$226,204
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$3	$18
Income taxes (net of refunds)	1,465	2,714
Non-cash investing and financing transactions:
Accrued but unpaid capital expenditures at period end	—	3,719
Reallocation of Soehanah jack up rig acquisition value from equipment to inventory supplies	1,019	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the “Company”), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services for rigs that are under construction, preservation management services for rigs that are stacked and operations and marketing services for operating rigs.

The Global Spread of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency as COVID-19, continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. The global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry.  The response of governments throughout the world to address the spread of COVID-19, including, among other actions, the imposition of travel bans, quarantines and entry restrictions, has notably impacted our operations, particularly challenging the ability to transport personnel to and from our rigs. As a result of these challenges: (a) one of our customers has invoked the “force majeure” clause under its drilling contract with us and there is the potential for others to exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers have terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the second quarter of 2020); (c) we have reached an agreement to place one rig on a stand-by rate for a temporary period; (d) we are in discussions with other customers regarding our operations and their existing drilling contracts and programs and (e) we are experiencing, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles like office closures.  “Force majeure” rates or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company. The Company considered the effect of COVID-19 on the assumptions and estimates used in the preparation of these interim unaudited consolidated financial statements and determined that there were no material adverse effects on the Company’s results of operations and financial position at March 31, 2020 due to the aforementioned events.  We can neither predict the duration nor estimate the economic impact of the COVID-19 pandemic at this time. Therefore, the Company can give no assurances that the spread of COVID-19 will not have a material adverse effect on its financial position or results of operations in 2020 and beyond.

Declines in the Demand for Oil and Gas, and the Resulting Oil Price “War”

The recent collapse in global economic activity has caused demand for global oil and gas to significantly decline.  As a result, members of OPEC and Russia considered in March 2020 extending their agreed oil production cuts and making additional oil production cuts. Negotiations were unsuccessful and thereafter, Saudi Arabia announced an immediate significant reduction in its oil export prices and Russia announced that all agreed oil production cuts between Russia and OPEC members would expire on April 1, 2020. The termination of the previous cooperation between Saudi Arabia and Russia had an immediate impact given that it had supported global oil prices in the past.  Saudi Arabia’s subsequent decision to dramatically increase its oil production and engage in a price war with Russia led to a massive oversupply of oil, which flooded the global markets.

The confluence of the spread of COVID-19 and the oil price war has significantly impacted the oil and gas industry, causing (i) an unprecedented drop in oil prices, with Brent crude reaching $19.33 per barrel, its lowest price since 1999, and (ii) ensuing reductions of exploration and production company capital and operating budgets. Though OPEC, Russia and other major oil and gas producing nations recently reached an agreement to drastically cut oil production, the efforts to contain COVID-19 will continue to depress global economic activity in the near-term, and the supply and demand imbalance of oil and gas will likely continue for the foreseeable future, leading to sustained lower prices for the remainder of 2020 and possibly beyond.

The collapse in oil and gas prices is also causing oil and gas producers to cancel or delay drilling tenders, which could potentially impact our future backlog.  Material delays, payment defaults, modifications or cancellations on the underlying contracts (including delays, payment defaults, modifications or cancellations attributable to COVID-19) could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues.

The full impact of the decrease in oil and gas prices continues to evolve as of the date of this Quarterly Report. Oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreaks, changes in oil and gas inventories and industry demand, and the Company cannot predict when prices will improve and stabilize. The Company has considered the effect of the oil and gas price decline on the assumptions and estimates used in the preparation of these interim unaudited consolidated financial statements and determined there were no material adverse effects on the Company’s results of operations and financial position at March 31, 2020.  While the Company’s management is actively monitoring the foregoing and its associated financial impact, it is uncertain at this time as to the full magnitude that depressed oil and gas prices will have on the Company’s financial condition and future results of operations.

Restructuring Agreement and the Associated Settlement Agreement

The Company entered into a settlement agreement with VDC on March 4, 2020 to release each other from claims pertaining to certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  See “Note 8. Commitments and Contingencies” of these “Notes to Unaudited Consolidated Financial Statements” for additional details on the Restructuring Agreement and the associated settlement agreement.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2019 is derived from our December 31, 2019 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

ADVantage is a joint venture company formed to operate deepwater drilling rigs in Egypt. We determined that ADVantage met the criteria of a VIE for accounting purposes because its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support from us. We also determined that we are the primary beneficiary for accounting purposes since we are entitled to use ADVantage for deepwater drilling contract opportunities rejected by ADES International Holding Ltd., a London-listed offshore and onshore provider of oil and gas drilling and production services in the Middle East and Africa (“ADES”), and have the (a) power to direct the operating activities associated with the deepwater drilling rigs, which are the activities that most significantly impact the entity’s economic performance, and (b) obligation to absorb losses or the right to receive a majority of the benefits that could be potentially significant to the VIE. As a result, we consolidate ADVantage in our consolidated financial statements, we eliminate intercompany transactions and we present the interests that are not owned by us as “Noncontrolling interests” in our Consolidated Balance Sheet. The carrying amount associated with ADVantage was as follows:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Current assets	$17,550	$14,589
Non-current assets	4,999	3,643
Current liabilities	13,490	11,560
Non-current liabilities	6,542	4,159
Net carrying amount	$2,517	$2,513

As ADVantage is a majority owned subsidiary of the Company, it serves as a guarantor under the First Lien Indenture.  The 9.25% First Lien Notes are secured by a first priority lien on all of the assets of ADVantage, subject to certain exceptions. Creditors’ recourse against ADVantage for liabilities of ADVantage is limited to the assets of ADVantage.

See “Note 9. Supplemental Financial Information” of these “Notes to Unaudited Consolidated Financial Statements” for additional details regarding related party transactions associated with this joint venture.

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset.  For the three months ended March 31, 2020, the gain/loss related to the sale or retirement of assets was immaterial. For the three months ended March 31, 2019, we recognized a net loss of approximately $0.1 million related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on the Effective Date, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to the then estimated fair value. As a result of the spread of COVID-19 and the oil price war, we conducted an impairment test of our drilling rigs during the first quarter of 2020. The test resulted in no impairment as the estimated undiscounted cash flows generated from our drilling rigs exceeded their carrying values.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset was amortized on a straight-line basis over the two-year term of the drilling contract, which ended in April 2019. We recognized approximately $1.6 million of amortization expense for intangible assets for the three months ended March 31, 2019.

Debt Financing Costs: Costs incurred with financing debt are deferred and amortized over the term of the related financing facility on a straight-line basis which approximates the interest method. Debt issuance costs related to a recognized debt liability are presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability.

 Rig and Equipment Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and certain specified equipment, and must maintain such certifications through periodic inspections and surveys. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

Revenue Recognition: See “Note 3. Revenue from Contracts with Customers” of these “Notes to Unaudited Consolidated Financial Statements” for further information.

Income Taxes: Income taxes are provided for based upon the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in future taxable or tax deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We do not establish deferred tax liabilities for certain of our foreign earnings that we intend to indefinitely reinvest to finance foreign activities.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes as a component of income tax expense.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses because the customer base and composition of our trade receivables is consistent with customers analyzed in evaluation of historical credit losses. The Company has not historically incurred any credit losses, the risk characteristics of our customers remain similar and our operational practices have not changed over time. Due to the unprecedented impact of COVID-19 and the oil price war (see “The Global Spread of COVID-19” and “Declines in the Demand for Oil and Gas, and the Resulting Oil Price ‘War’” each of which are set forth above in “Note 1. Organization and Recent Events” of these “Notes to Unaudited Consolidated Financial Statements”), we are unable to determine at this time reasonable and supportable forecasts and therefore, have reverted to historical loss information for the three months ended March 31, 2020. We do not have an allowance for doubtful accounts on our trade receivables as of March 31, 2020 and December 31, 2019.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	5,000
Restricted share equity awards	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	5,000

The following sets forth the number of shares excluded from diluted EPS computations:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Convertible Notes	—	7,995
Restricted share equity awards	194	64
Future potentially dilutive Ordinary Shares excluded from diluted EPS	194	8,059

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three months ended March 31, 2020 and 2019, we recognized a net gain of approximately $0.1 million and $0.2 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At March 31, 2020, the fair value of the 9.25% First Lien Notes was approximately $210.0 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Noncontrolling Interest: Noncontrolling interests represent the equity investments of the minority owner in ADVantage, a joint venture with ADES that we consolidate in our financial statements.

Recently Adopted Accounting Standards:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU, and the related ASUs issued subsequently by the FASB, introduce a new model for recognizing credit losses on financial assets not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities.  The new ASU broadens the information that an entity must consider in developing estimates of expected credit losses and requires an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable, supportable forecasts.  We adopted the standard on January 1, 2020, using the modified retrospective approach.  The adoption of this ASU did not have a material impact on our consolidated financial statements as our customers are primarily international oil companies, national oil companies and large independent oil companies that have historically had a very low incidence of bad debt expense.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. We adopted the standard on January 1, 2020 with no impact to our consolidated financial statements.

Recently Issued Accounting Standards:

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also simplifies and improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and for interim periods therein with early adoption permitted.  We are currently evaluating the provisions of ASU 2019-12 and assessing the impact it may have on our financial position and results of operations, if any.

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$23,986	$19,731	$546	$44,263	$20,368	$8,778	$301	$29,447
Charter lease revenue	476	—	—	476	913	—	—	913
Amortized revenue	96	506	—	602	259	575	—	834
Reimbursable revenue	3,225	2,555	335	6,115	2,218	(38)	1,181	3,361
Total revenue	$27,783	$22,792	$881	$51,456	$23,758	$9,315	$1,482	$34,555

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Current contract cost assets	$392	$132
Noncurrent contract cost assets	1,153	1,598
Current contract revenue liabilities	3,058	2,912
Noncurrent contract revenue liabilities	1,509	2,090

Significant changes in contract cost assets and contract revenue liabilities during the three months ended March 31, 2020 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2019	$1,730	$5,002
Increase (decrease) due to contractual changes	935	1,800
Decrease due to recognition of revenue	(1,120)	(2,235)
Balance as of March 31, 2020 (1)	$1,545	$4,567

(1)	We expect to recognize contract revenues of approximately $4.6 million during the remaining nine months of 2020 related to unsatisfied performance obligations existing as of March 31, 2020.

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

The components of lease expense were as follows:

		Three Months Ended March 31,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2020	2019
Operating lease cost(1)	Operating costs	$966	$1,268
Operating lease cost(1)	General and administrative	152	293
Sublease income	Operating costs	(121)	(120)
Sublease income	General and administrative	(62)	(68)
Total operating lease cost		$935	$1,373
(1)	Short-term lease costs were $0.1 million during the three months ended March 31, 2020 and 2019, respectively. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheet	March 31, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease ROU assets	$5,620	$6,706
Total leased assets		$5,620	$6,706
Liabilities:
Current operating	Other current liabilities	$2,865	$3,963
Noncurrent operating	Other long-term liabilities	3,059	3,139
Total lease liabilities		$5,924	$7,102

As of March 31, 2020, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining nine months of 2020	$2,801
2021	1,558
2022	1,343
2023	949
2024	—
Thereafter	—
Total future lease payments	$6,651
Less imputed interest	(727)
Present value of lease obligations	$5,924

As of March 31, 2020, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 2.6 years, respectively. There were no new ROU assets and lease liabilities recorded during the three months ended March 31, 2020.

The bareboat charter contract on the Soehanah jackup rig was accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operation for the three months ended March 31, 2019.  In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter, which was originally intended to end on December 31, 2019.  However, under the terms of the bareboat charter, the lease term continued until the rig was redelivered to the Company, which occurred on February 3, 2020.

5. Debt

Our debt was composed of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $6,011 and $6,421, respectively	$343,989	$343,579
Less current maturities of long-term debt	—	—
Long-term debt, net	$343,989	$343,579

9.25% First Lien Notes. On November 30, 2018, the Company issued $350.0 million in aggregate principal amount of 9.25% First Lien Notes in a private placement. The 9.25% First Lien Notes were issued at par and are fully guaranteed on a senior secured basis by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes are subject to first payment priority in favor of holders of up to $50.0 million of future super-priority debt and are subject to both mandatory and optional redemption provisions.

The 9.25% First Lien Notes mature on November 15, 2023 and bear interest from the date of their issuance at the rate of 9.25% per year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months and is payable semi-annually in arrears, commencing on May 15, 2019.

The First Lien Indenture includes customary covenants and events of default, including covenants that, among other things, restrict the granting of liens, restrict the making of investments, restrict the incurrence of indebtedness and the conveyance of vessels, limit transactions with affiliates, and require that the Company provide periodic financial reports.

The net proceeds from the issuance were used (i) to repay all obligations under the 2016 Term Loan Facility and to terminate the credit agreement governing such facility, (ii) to redeem all outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the purchase of the Soehanah jackup rig, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes and (v) for general corporate purposes.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $11.1 million in letters of credit under this facility as of March 31, 2020.

On July 8, 2019, we commenced the Offer to repurchase up to $75.0 million of the 9.25% First Lien Notes at a purchase price equal to 100.0% of the principal of the 9.25% First Lien Notes to be repurchased, plus accrued and unpaid interest and additional amounts, if any, but not including, the date fixed for the purchase of the 9.25% First Lien Notes tendered pursuant to the Offer.  The Offer to purchase for cash was made pursuant to the terms of the First Lien Indenture in connection with the receipt by our subsidiaries, VDEEP and VDDI, of approximately $690.8 million and $10.1 million, respectively, on June 21, 2019 on account of the Petrobras Award. In accordance with the First Lien Indenture, we were required to offer to purchase at least $75.0 million of the 9.25% First Lien Notes in accordance with the terms thereof.  No 9.25% First Lien Notes were tendered for purchase as of the Offer Expiration Date. Accordingly, the Company concluded its obligation under the First Lien Indenture to conduct such offer, and, in accordance with the terms of the First Lien Indenture, the proceeds from the Petrobras Agreement (net of direct costs relating to the recovery thereof) are available for use by the Company without any restrictions under the First Lien Indenture.

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

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes.  See “Note 5. Debt” of these “Notes to Unaudited Consolidated Financial Statements” for additional information regarding the Conversion.  As of March 31, 2020, 13,115,026 Ordinary Shares were issued and outstanding.

Share-based Compensation

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

No awards were granted to employees or directors during the three months ended March 31, 2020 and 2019.  During the three months ended March 31, 2020, 55,074 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards.  For the three months ended March 31, 2020 and 2019, we recognized share-based compensation expense related to the TBGs of approximately $0.7 million and $1.0 million, respectively.  As of March 31, 2020, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016 Amended MIP.  As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $8.0 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheet to be paid upon settlement of the TBGs.

7. Income Taxes

VDI is a Cayman Islands company operating in multiple countries through its subsidiaries. The Cayman Islands do not impose corporate income taxes. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes. Our income taxes are generally dependent upon the results of our operations and when we generate significant revenues in jurisdictions where the income tax liability is based on gross revenues or asset values, there is no correlation to the net operating results and the income tax expense. Furthermore, in some jurisdictions we do not pay taxes, pay taxes at lower rates or receive benefits for certain income and expense items, including interest expense, loss on extinguishment of debt, gains or losses on disposal or transfer of assets, reorganization expenses and write-off of development costs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. The CARES Act, among other things, modified the net operating losses carryovers and carrybacks rules and included modifications to Section 163(j) to increase the allowable business interest deduction.   As of the March 31, 2020, our analysis of the provisions of the CARES Act revealed no implications on the income tax provision. The Company is currently evaluating the impact of the CARES Act for future periods, but at present does not expect that the provisions of the CARES Act would result in a material cash benefit to us.

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019.  As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI.  Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly.  VDI’s change in tax status has not had a material impact on our consolidated financial statements.

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

In light of the retention by the Petrobras Parties of their rights, including the right to appeal the Judgment, the Petrobras Parties may assert a claim for the return of all or a portion of the Petrobras Payments made to satisfy the Petrobras Award in the event the U.S. judgment is overturned on appeal. The Company can provide no assurances as to the ultimate outcome of any such appeals. Furthermore, while the Company has obtained judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment, to the extent the Petrobras Parties were to ultimately succeed in their appeal of the Petrobras Award, the Company’s consolidated financial position and results of operations could be materially adversely affected.  In addition, the Petrobras Payments received by VDEEP and VDDI are subject to reductions due to currently owed and future legal fees (including, among others, a contingency fee equal to 10% of the Petrobras Payments) and any applicable taxes. Accordingly, no assurances can be given as to the amount of the Petrobras Payments to be ultimately realized by the Company. At this time, we believe the likelihood that we would incur a loss related to this matter as remote.  As of March 31, 2020, no amounts have been accrued.

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

Restructuring Agreement and the Associated Settlement Agreement

Pursuant to the terms of the Restructuring Agreement among VDC and a majority of our secured creditors, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from VDC, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, entered into discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  On March 4, 2020, we, and our subsidiaries on the one hand, and VDC and their subsidiaries, on the other, entered into a settlement agreement pursuant to which the parties to the settlement agreement agreed to release each other from certain claims in exchange for Vantage paying VDC $15.0 million, subject to the approval of the Court of Grand Cayman.  On March 16, 2020, the Court of Grand Cayman approved the settlement agreement.  On March 25, 2020, the Company paid $15.0 million in accordance with the settlement agreement, fully resolving the matter. We recorded a gain of $2.3 million related to the settlement agreement included in “Other Income” in the Consolidated Statement of Operations during the three months ended March 31, 2020.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Sales tax receivable	$7,585	$8,356
Other receivables	1,269	1,523
Income tax receivable	121	110
Prepaid insurance	1,345	683
Current deferred contract costs	392	132
Other	5,209	5,703
	$15,921	$16,507

 Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Drilling equipment	$981,548	$963,401
Assets under construction	1,995	19,991
Office and technology equipment	18,452	18,452
Leasehold improvements	1,124	1,124
	1,003,119	1,002,968
Accumulated depreciation	(299,833)	(281,842)
Property and equipment, net	$703,286	$721,126

 Other Assets

Other assets consisted of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Noncurrent restricted cash	$9,431	$8,486
Deferred certification costs	3,614	3,959
Noncurrent deferred contract costs	1,153	1,598
Deferred income taxes	1,862	1,919
Other noncurrent assets	1,105	1,106
	$17,165	$17,068

 Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Interest	$12,143	$4,139
Compensation (1)	8,860	10,370
Income taxes payable	4,803	3,493
Current deferred revenue	3,058	2,912
Current portion of operating lease liabilities	2,865	3,963
Other	2,098	2,059
	$33,827	$26,936
(1)

Includes $3.6 million and $2.4 million, respectively, related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

  Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Noncurrent deferred revenue	$1,509	$2,090
Deferred income taxes	789	744
2016 MIP - Dividend Equivalents (1)	8,006	5,801
Noncurrent operating lease liabilities	3,059	3,139
Other non-current liabilities	5,559	5,758
	$18,922	$17,532

(1)Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Cash and cash equivalents	$196,348	$231,947
Restricted cash	4,696	2,511
Restricted cash included within Other Assets	9,431	8,486
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$210,475	$242,944

Restricted cash as of March 31, 2020 and December 31, 2019 represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Accounts payable to related parties, net	$—	$17,278
	$—	$17,278

See “Note 8. Commitments and Contingencies” of these “Notes to Unaudited Consolidated Financial Statements” for additional information regarding the balances payable to VDC.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts are to be considered shareholder loans. As of March 31, 2020, the total outstanding amount due to ADES for such excess cash contributions was approximately $697,000, which is included in “Other current liabilities” on the Consolidated Balance Sheet.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of March 31, 2020, accounts receivable from ADES totaled approximately $7.3 million and accounts payable to ADES totaled approximately $7.6 million, included in “Trade receivables” and “Accounts payable,” respectively, on the Consolidated Balance Sheet.

Mr. Thomas R. Bates, Jr, the Company’s current chairman and a member of the Board of Directors, was elected in December 2019 as chairman of Weatherford International (“Weatherford”), a provider of equipment and services to the Company.  The Company has engaged in various transactions in the ordinary course of business with Weatherford for the purchase of certain equipment and services, which totaled $0.2 million for the three months ended March 31, 2020.  As of March 31, 2020, the Company had a payable to Weatherford in the amount of $71,369.

Except for the foregoing, we did not have any material related party transactions that were not conducted in the ordinary course of business as of March 31, 2020.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business

(excluding reimbursable revenue) represented 1% and less than 1% of our total revenue for each of the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Seven customers accounted for approximately 19%, 15%, 14%, 13%, 12%, 11% and 10% of consolidated revenue for the three months ended March 31, 2020.  Five customers accounted for approximately 27%, 22%, 18%, 16% and 12% of consolidated revenue for the three months ended March 31, 2019.

Our revenue by country was as follows for the periods indicated (periods representing revenues of less than 10% are included in “Other countries”):

	Three Months Ended March 31,
	2020	2019
(unaudited, in thousands)
India	9,681	9,384
Congo	7,581	7,379
Gabon	7,414	6,350
Egypt	6,801	—
Lebanon	6,305	—
Qatar	5,503	5,504
Malaysia	4,939	4,333
Other countries (1)	3,232	1,605
Total revenues	$51,456	$34,555
(1)	Other countries represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country, was as follows as of the dates indicated (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	March 31, 2020	December 31, 2019
(unaudited, in thousands)
Lebanon	$203,058	$—
South Africa	145,480	149,231
India	122,321	126,124
Indonesia	73,691	75,830
Egypt	—	207,166
Other countries (1)	158,736	162,775
Total property and equipment	$703,286	$721,126
(1)	Other countries represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2020 and our results of operations for the three months ended March 31, 2020 and 2019. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we provide offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services for rigs that are under construction, preservation management services for rigs that are stacked and operations and marketing services for operating rigs.

The following table sets forth certain current information concerning our offshore drilling fleet as of April 28, 2020.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	With client on stand-by
Sapphire Driller	2009	375	30,000	Congo	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Hot stacked
Topaz Driller	2009	375	30,000	Gabon	Hot stacked
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Titanium Explorer	2012	12,000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Operating
(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments

The Global Spread of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency as COVID-19, continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. The global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry.  The response of governments throughout the world to address the spread of COVID-19, including, among other actions, the imposition of travel bans, quarantines and entry restrictions, has notably impacted our operations, particularly challenging the ability to transport personnel to and from our rigs. As a result of these challenges: (a) one of our customers has invoked the “force majeure” clause under its drilling contract with us and there is the potential for others to exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers have terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the second quarter of 2020); (c) we have reached an agreement to place one rig on a stand-by rate for a temporary period; (d) we are in discussions with other customers regarding our operations and their existing drilling contracts and programs and (e) we are experiencing, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles like office closures.  “Force majeure” rates or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company. For more information regarding the impact of the current economic environment on the status of certain of our existing contracts, please refer to our Current Report on Form 8-K filed with the SEC on April 6, 2020 and further supplemented by our Current Report on Form 8-K filed with the SEC on May 12, 2020.  We considered the effect of COVID-19 on the assumptions and estimates used in the preparation of these interim unaudited consolidated financial statements and determined that there were no material adverse effects on our results of operations and financial position at March 31, 2020 due to the aforementioned events.  We can neither predict the duration nor estimate the economic impact of the COVID-19 pandemic at this time. Therefore, we can give no assurances that the spread of COVID-19 will not have a material adverse effect on its financial position or results of operations in 2020 and beyond.

Declines in the Demand for Oil and Gas, and the Resulting Oil Price “War”

The recent collapse in global economic activity has caused demand for global oil and gas to significantly decline.  As a result, members of OPEC and Russia considered in March 2020 extending their agreed oil production cuts and making additional oil production cuts. Negotiations were unsuccessful and thereafter, Saudi Arabia announced an immediate significant reduction in its oil export prices and Russia announced that all agreed oil production cuts between Russia and OPEC members would expire on April 1, 2020. The termination of the previous cooperation between Saudi Arabia and Russia had an immediate impact given that it had supported global oil prices in the past.  Saudi Arabia’s subsequent decision to dramatically increase its oil production and engage in a price war with Russia led to a massive oversupply of oil, which flooded the global markets.

The confluence of the spread of COVID-19 and the oil price war has significantly impacted the oil and gas industry, causing (i) an unprecedented drop in oil prices, with Brent crude reaching $19.33 per barrel, its lowest price since 1999, and (ii) ensuing reductions of exploration and production company capital and operating budgets. Though OPEC, Russia and other major oil and gas producing nations recently reached an agreement to drastically cut oil production, the efforts to contain COVID-19 will continue to depress global economic activity in the near-term, and the supply and demand imbalance of oil and gas will likely continue for the foreseeable future, leading to sustained lower prices for the remainder of 2020 and possibly beyond.

The collapse in oil and gas prices is also causing oil and gas producers to cancel or delay drilling tenders, which could potentially impact our future backlog.  Material delays, payment defaults, modifications or cancellations on the underlying contracts (including delays, payment defaults, modifications or cancellations attributable to COVID-19) could reduce the amount of backlog currently reported and, consequently, could inhibit the conversion of that backlog into revenues.

The full impact of the decrease in oil and gas prices continues to evolve as of the date of this Quarterly Report. Oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreaks, changes in oil and gas inventories and industry demand, and we cannot predict when prices will improve and stabilize. We considered the effect of the oil and gas price decline on the assumptions and estimates used in the preparation of these interim unaudited consolidated financial statements and determined there were no material adverse effects on our results of operations and financial position at March 31, 2020.  While our management is actively monitoring the foregoing and its associated financial impact, it is uncertain at this time as to the full magnitude that depressed oil and gas prices will have on our financial condition and future results of operations.  See “Risk Factors—The global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations” in Part II, Item 1A. of this Quarterly Report.

Restructuring Agreement and the Associated Settlement Agreement

We entered into a settlement agreement with VDC on March 4, 2020 to release each other from claims pertaining to certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly report for additional details on the Restructuring Agreement and the associated settlement agreement.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services.  In its April 2020 Oil Market Report, the International Energy Agency stated that it expects demand to fall by 90 million barrels per day year-on-year in 2020. The global spread of COVID-19 and the resulting collapse in global economic activity, coupled with the recent price war between Saudi Arabia and Russia, has led to an unprecedented drop in oil prices, with Brent crude reaching $19.33 per barrel, its lowest price since 1999.  Though OPEC, Russia and other major oil and gas producing nations recently reached an agreement to drastically cut oil production, the efforts to contain COVID-19 will continue to depress global economic activity and the supply and demand imbalance of oil will likely continue, leading to sustained lower prices for the remainder of 2020 and possibly beyond. As a result of this price collapse and the decline in demand for the foreseeable future, operators have drastically cut their capital spending in the offshore space.

In addition to the macroeconomic challenges which have led to reduced demand for drilling rigs, the additional supply of newbuild rigs is further depressing the market. According to Bassoe, there are currently 48 jackups and 26 deepwater/harsh environment floaters on order at shipyards with scheduled deliveries extending out to July 2022. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Furthermore, according to Bassoe, 243 rigs have been removed from the drilling fleet since the oil price decline in 2014. Of these 243 rigs, 131 are floaters (semisubmersibles and drillships) and 112 are jackups. While we believe rig recycling to be an important element in bringing the supply of drilling rigs back into alignment with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2020.

In response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates as drilling contractors generally prefer to maintain rigs in an active state and customers generally favor recently operating rigs over reactivated cold-stacked rigs. Therefore, while opportunities for our services had increased over the past year and dayrates in the jack-up sector were showing signs of general improvement, we expect that the spread of COVID-19 and the resulting collapse of global economic activity will present significant challenges to our industry in 2020 and beyond, which could result in companies, including our competitors, pursuing, among other actions, debt restructuring, bankruptcy protection and/or liquidations.

For the Current Quarter, the spread of COVID-19, the resulting decline in global economic activity and the oil price war did not materially impact our financial condition and results of operations.  However, the oil and gas industry generally, as well as the global economy at large, has been significantly impacted by the spread of COVID-19, and we are unable to predict at this time when market conditions may improve or estimate the ultimate impact that current market conditions may have on our financial condition and results of operations (see “Risk Factors—The global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations” and “—The ultimate impact and effects of the spread of COVID-19 and the resulting pandemic are highly uncertain and cannot be predicted at this time” in Part II, Item 1A. of this Quarterly Report).

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of March 31, 2020 and thereafter (based on information available at that time). For more information regarding the impact of the current economic environment on the status of certain of our existing contracts, please refer to “Recent Developments” in this Part I, Item 2 as well as our Current Report on Form 8-K, which was filed with the SEC on April 6, 2020 and further supplemented by our Current Report on Form 8-K filed with the SEC on May 12, 2020.

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2020	2021	2020	2021	Beyond
Jackups	55%	13%	$54,092	$17,120	$—
Drillships	43%	0%	$43,078	$—	$—

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Jackups
Rigs available (at end of period)	5	5
Available days (1)	420	360
Utilization (2)	88.9%	98.4%
Average daily revenues (3)	$64,475	$58,214
Deepwater
Rigs available	3	3
Available days (1)	273	270
Utilization (2)	61.8%	32.5%
Average daily revenues (3)	$119,930	$106,705

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

For the Three Months Ended March 31, 2020 and 2019

For the Current Quarter, the spread of COVID-19, the resulting decline in global economic activity and the oil price war did not materially impact our financial condition and results of operations. We anticipate that the impact from those events to our financial condition and results of operations, if any, will occur in the second quarter of 2020 and potentially beyond depending on how long global economic activity remains depressed.

Net loss attributable to shareholders for the Current Quarter was $30.6 million, or $2.33 per basic share, on operating revenues of $51.5 million, compared to net loss attributable to shareholders for the Comparable Quarter of $47.9 million, or $9.58 per basic share, on operating revenues of $34.6 million.

The following table is an analysis of our operating results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
	2020	2019	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$44,319	$29,980	$14,339	48%
Reimbursables and other	7,137	4,575	2,562	56%
Total revenues	51,456	34,555	16,901	49%
Operating costs and expenses
Operating costs	48,555	38,542	10,013	26%
General and administrative	7,170	8,668	(1,498)	-17%
Depreciation	18,016	18,533	(517)	-3%
Total operating costs and expenses	73,741	65,743	7,998	12%
Loss from operations	(22,285)	(31,188)	8,903	-29%
Other income (expense)
Interest income	701	1,064	(363)	-34%
Interest expense and financing charges	(8,420)	(15,815)	7,395	-47%
Other, net	2,355	182	2,173	1194%
Total other expense	(5,364)	(14,569)	9,205	-63%
Loss before income taxes	(27,649)	(45,757)	18,108	-40%
Income tax provision	2,921	2,147	774	36%
Net loss	(30,570)	(47,904)	17,334	-36%
Net income (loss) attributable to noncontrolling interests	2	(14)	16	-114%
Net loss attributable to shareholders	$(30,572)	$(47,890)	$17,318	-36%

Revenue: Total revenue increased $16.9 million due primarily to higher utilization of the Tungsten Explorer in the Current Quarter.

Contract drilling revenue increased 48% for the Current Quarter as compared to the Comparable Quarter. The increase in contract drilling revenue in the Current Quarter was primarily due to higher utilization of the Tungsten Explorer during the Current Quarter as compared to the Comparable Quarter, which resulted in an increase of $10.6 million in contract drilling revenue. Higher effective dayrates on the Topaz Driller and the Aquamarine Driller in the Current Quarter contributed an incremental $2.3 million and the commencement of operations on the Soehanah jackup rig contributed an additional $0.8 million in contract drilling revenue during the Current Quarter.

Reimbursables and other revenue for the Current Quarter increased $2.6 million as compared to the Comparable Quarter due primarily to reimbursable revenues related to the drilling operations on the Tungsten Explorer and the redelivery of the Soehanah jackup rig during the Current Quarter.

Operating costs: Operating costs for the Current Quarter increased 26% as compared to the Comparable Quarter. Deepwater operating costs for the Current Quarter increased $6.5 million as compared to the Comparable Quarter due primarily to higher costs on the Tungsten Explorer, which operated throughout the Current Quarter and did not operate in the Comparable Quarter. Jackup operating costs increased $3.9 million for the Current Quarter as compared to the Comparable Quarter, due primarily to higher inspections and repair and maintenance costs on redelivery of the Soehanah jackup rig following the conclusion of its bareboat charter early in the Current Quarter.

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to a $2.3 million decrease in legal expenses associated with non-routine legal matters, including the collection of the Petrobras Award. General and administrative expenses for the Current Quarter and for the Comparable Quarter include approximately $0.5 million and $1.0 million, respectively, for non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense was offset by an increase in cash compensation expense of $0.9 million for cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

Depreciation expense: Depreciation expense for the Current Quarter decreased 3% as compared to the Comparable Quarter, due primarily to certain assets becoming fully depreciated.

Interest income: Interest income for the Current Quarter decreased $0.4 million as compared to the Comparable Quarter, due primarily to lower interest rates earned on cash investments during the Current Quarter.

Interest expense and financing charges: Interest expense for the Current Quarter decreased 47% as compared to the Comparable Quarter due to lower outstanding debt after the Conversion of the Convertible Notes in December 2019. Interest expense includes non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $0.4 million and $7.7 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: We recorded a gain of $2.3 million during the Current Quarter related to the settlement agreement between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional detail on the settlement agreement.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange gain of $0.1 million and $0.2 million were included in other, net, for the Current Quarter and the Comparable Quarter, respectively.

Income tax provision: We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

For the Current Quarter, we were not able to reliably forecast annual “ordinary” income and calculated the effective tax rate based on year-to-date results, pursuant to ASC 70-270-30-18, as opposed to estimating an annual effective tax rate. The Company’s effective tax rate for the Current Quarter was negative 10.56%, including the impact of discrete items. For the Comparable Quarter, the Company was able to reliably forecast annual ordinary income and the tax expense realized was based on the estimated AETR. Due to the different methodologies utilized to calculate the interim tax provisions, it is not beneficial to numerically reconcile the change in estimated tax rate.

Liquidity and Capital Resources

For the Current Quarter, the spread of COVID-19, the resulting decline in global economic activity and the oil price war did not materially impact our liquidity and capital resources. We anticipate the prolonged low price environment may begin to reduce our liquidity and capital resources in the second quarter of 2020 and potentially beyond, depending on how long global economic activity remains depressed.

As of March 31, 2020, we have adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. As a result of these factors, management believes that we have adequate liquidity to fund our operations for the next 12 months and therefore, our financial statements have been prepared under the going concern assumption.

As of March 31, 2020, we had working capital of approximately $257.9 million, including approximately $196.3 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through December 31, 2020 of approximately $32.4 million. We anticipate capital expenditures through December 31, 2020 to be between approximately $4.4 million and $5.4 million, for sustaining capital and capital spares. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades.  These costs could be significant and may not be fully recoverable from the customer. Additionally, we anticipate incremental expenditures through December 31, 2020 for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $13.0 million and $15.8 million. As of March 31, 2020, we had $38.9 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Three Months Ended March 31,
(unaudited, in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$(31,274)	$(10,684)
Investing activities	(1,196)	(2,184)
Financing activities	-	(315)

Changes in cash flows from operating activities are driven by changes in net income during the periods (see the discussion of changes in net income above in “Results of Operations” of this Part I, Item 2).

Cash flows from investing activities in the Comparable Quarter are primarily for capital expenditures on a managed pressure drilling system.

The significant elements of the 9.25% First Lien Notes are described in “Note 5. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

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

Critical Accounting Policies and Accounting Estimates

The preparation of unaudited financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are included in “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to the Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our consolidated financial statements. While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates.

Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020.  During the Current Quarter, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

Interest Rate Risk: As of March 31, 2020, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2020, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While the majority of our office and management personnel are working remotely due to the spread of COVID-19 and the resulting pandemic, we have not as of the date of this Quarterly Report experienced any material impact on our internal controls over financial reporting. Our management continues to monitor and assess the current situation as it relates to our internal controls over financial reporting in order to minimize the impact, if any, to their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.  The information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

The following risk factors are in addition to the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020. The effects of the events and circumstances described in the following risk factors may, directly or indirectly, heighten, exacerbate or otherwise bring to fruition many of the risks and uncertainties contained in our annual, quarterly and periodic reports filed with the SEC.

The global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations.

On January 30, 2020, WHO announced a global health emergency as COVID-19, continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. During this time, the market experienced a rapid decline in oil prices in response to oil demand concerns due to the economic impacts of COVID-19 and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. These actions have led to (i) significant weaknesses in oil prices and (ii) ensuing reductions of oil and gas company capital and operating budgets. It is not possible at this time to predict the effect of the continued spread, or fear of continued spread, of COVID-19 globally. Should COVID-19 continue to spread throughout the world or if the response to contain the COVID-19 pandemic is unsuccessful, our business, financial condition and results of operations could be materially and adversely impacted.

Moreover, the COVID-19 pandemic has generally affected our customers, suppliers, vendors, and other business partners, but we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. If our customers or suppliers experience material and adverse business consequences due to the spread of COVID-19, demand for our services could also be adversely affected, and existing counterparties could seek to invoke “force majeure” clauses under their contracts with us and/or terminate such contracts. For example, as of the date of this Quarterly Report, and as a result of these challenges: (a) one of our customers has invoked the “force majeure” clause under its drilling contract with us and there is the potential for others to exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers have terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the second quarter 2020); (c) we have reached an agreement to place one rig on a stand-by rate for a temporary period; (d) we are in discussions with other customers regarding our operations and their existing drilling contracts and programs and (e) we are experiencing, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles like office closures.  “Force majeure” rates or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company. The extent to which COVID-19 may impact the counterparties in which we engage in business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

The ultimate impact and effects of the spread of COVID-19 and the resulting pandemic are highly uncertain and cannot be predicted at this time.

While the spread of COVID-19 and the resulting pandemic did not materially affect our financial results and business operations in the Current Quarter, we are continuously monitoring our own operations and have taken, and intend to continue to take, appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of our abilities. Nevertheless, there can be no assurances that we will be successful in doing so. The ultimate magnitude and effect of the continued spread of COVID-19 globally, and the resulting social, economic and labor instability attributable to COVID-19, cannot be predicted or estimated at this time.

The ability of our offshore and onshore employees to work and conduct our business has been, and may continue to be, significantly impacted by COVID-19.

Like the global economy at large, both our offshore and onshore employees are being significantly impacted by the spread of COVID-19. Our operations in all of the jurisdictions in which we operate have been impacted by varying levels of government responses to the spread of COVID-19, including government-enforced quarantines, “stay-at-home” orders and restrictions on travel. The impact of such governmental actions have been particularly felt by our personnel working offshore on our rigs. In some cases, our offshore personnel have had to remain onboard the rig on which they serve beyond the usual length of time due to general restrictions on transporting persons onto (and off of) the rig and other offshore personnel have not been able to travel to the applicable offshore locations at all.  Even if our offshore personnel are able to successfully travel to the countries where we operate, they may nevertheless be required to self-quarantine for a minimum number of days before continuing on toward the rig. Furthermore, other of our offshore personnel may be able to depart the rig, but are then required to remain in the same country for an extended period of time until (i) the government-imposed quarantine expires, (ii) the country from which they are traveling permits departure and/or (iii) the country to which they intend to travel permits entry. In addition, our office and management personnel are working remotely and are subject to varying governmental restrictions depending on the level of actions taken by governments of countries in which such onshore personnel are located.  As the health of our workforce is paramount, we have implemented, and will continue to implement for the foreseeable future, precautionary measures to help minimize the risk of our employees being potentially exposed to, or contracting, COVID-19. Our management team remains focused on mitigating the adverse effects of the spread of COVID-19, which has required, and will continue to require, a large investment of time and resources across the entire Company, thereby diverting time, energy and resources from other priorities that existed prior to the spread of COVID-19. If these conditions exacerbate, or last for an extended period of time, our ability to manage our business may be negatively impacted, and preexisting operational and other business risks that we (and our industry) face may be heightened, including, but not limited to, cybersecurity risks.  If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and incidents were to occur as a result of working remotely, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.1	03/08/19
4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18

4.2	First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019		10-K	333-159299-15	4.4	03/10/2020
4.3	Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019		10-K	333-159299-15	4.5	03/10/2020
4.4	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	02/17/16
4.5	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	03/08/19
4.6	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16
4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.		8-K	333-159299-15	10.1	06/24/19
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	— XBRL Instance Document	X
101.SCH	— XBRL Schema Document	X
101.CAL	— XBRL Calculation Document	X
101.DEF	— XBRL Definition Linkbase Document	X
101.LAB	— XBRL Label Linkbase Document	X
101.PRE	— XBRL Presentation Linkbase Document	X

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

VANTAGE DRILLING INTERNATIONAL

Date: May 12, 2020	By:	/s/ THOMAS J. CIMINO
Thomas J. Cimino
Chief Financial Officer
(Principal Financial and Accounting Officer)