Form 10-Q
period 2020-06-30
VANTAGE DRILLING INTERNATIONAL
filed 2020-08-06
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of Vantage Drilling International Ordinary Shares outstanding as of July 28, 2020 is 13,115,026 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on May 12, 2020 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, “Item 1A. Risk Factors” of this Quarterly Report, and the following:

•	reduced expenditures by oil and gas exploration and production companies;
•	general economic conditions and conditions in the oil and gas industry, including the worldwide supply and demand for oil and gas, and expectations regarding future prices of oil and gas;
•

operations in international markets, including geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes and foreign currency exchange rate risk;

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

•	excess supply of drilling units worldwide;
•	competition within our industry;
•	our level of indebtedness;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act, as amended and any other anti-corruption laws;
•	the sufficiency of our internal controls;
•	growing focus on climate change and its impact on the reputation of fossil fuel products or services;
•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	identifying and completing acquisition opportunities;
•	effects of new products and new technology on the market;
•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;
•	our small number of customers;
•	termination or renegotiation of our customer contracts,; including, but not limited to, as a result of the COVID-19 outbreak;
•	changes in the status of pending, or the initiation of new, litigation, claims or proceedings;
•	changes in legislation removing or increasing current applicable limitations of liability;

•	our ability to prevail in the defense of any appeal by the Petrobras Parties due to legal, procedural and other risks associated with confirming and enforcing arbitration awards in such circumstances;
•	limited mobility of our drilling units between geographic regions;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	changes in tax laws, treaties or regulations;
•	credit risks of our key customers and certain other third parties;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

Unless the context indicates otherwise, all references to the “Company,” “Vantage Drilling International,” “we,” “our” or “us” refer to Vantage Drilling International and its consolidated subsidiaries.  References to “VDI” refer to Vantage Drilling International, a Cayman Islands exempted company and the group parent company.

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bassoe	Bassoe Offshore A.S.
Board of Directors	The Company's board of directors
Comparable Quarter	The three months ended June 30, 2019
Comparable Period	The six months ended June 30, 2019
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Quarter	The three months ended June 30, 2020
Current Period	The six months ended June 30, 2020
DOJ	U.S. Department of Justice
Drilling Contract	The Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between PVIS and VDEEP (and subsequently novated to PAI and VDDI)
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
New Shares	Shares issued by the reorganized Company
Offer	An offer by the Company to repurchase up to $75.0 million of the 9.25% First Lien Notes
Offer Expiration Date	11:59 pm (New York City time) on August 2, 2019
OPEC	The Organization of the Petroleum Exporting Countries
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PAI	Petrobras America, Inc.
PBGs	Performance-based restricted stock units
Petrobras	Petroleo Brasileiro S.A.
Petrobras Agreement	The agreement among VDEEP and VDDI, on the one hand, and the Petrobras Parties, on the other, relating to the Petrobras Award issued in favor of VDEEP and VDDI
Petrobras Award	The award issued by an international arbitration tribunal to VDEEP and VDDI with respect to the Petrobras Parties' breach of the Drilling Contract
Petrobras Parties	Collectively, Petrobras, PAI and PVIS
PIK	Payment-in-kind
PVIS	Petrobras Venezuela Investments & Services, BV
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

USD or $	U.S. Dollar
VDC	Vantage Drilling Company, the Company's former parent company
VDC Note	A $61.5 million promissory note issued by the Company in favor of VDC
VDDI	Vantage Deepwater Drilling, Inc.
VDI	Vantage Drilling International
VDEEP	Vantage Deepwater Company
VIE	Variable interest entity

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$175,311	$231,947
Restricted cash	3,667	2,511
Trade receivables	53,706	46,504
Inventory	50,684	48,368
Prepaid expenses and other current assets	13,429	16,507
Total current assets	296,797	345,837
Property and equipment
Property and equipment	1,003,844	1,002,968
Accumulated depreciation	(318,135)	(281,842)
Property and equipment, net	685,709	721,126
Operating lease ROU assets	4,805	6,706
Other assets	16,571	17,068
Total assets	$1,003,882	$1,090,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,641	$49,599
Other current liabilities	21,685	26,936
Total current liabilities	54,326	76,535
Long–term debt, net of discount and financing costs of $5,601 and $6,421, respectively	344,399	343,579
Other long-term liabilities	15,712	17,532
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, respectively	13	13
Additional paid-in capital	633,594	634,770
Accumulated earnings (deficit)	(45,420)	17,064
Controlling interest shareholders' equity	588,187	651,847
Noncontrolling interests	1,258	1,244
Total equity	589,445	653,091
Total liabilities and shareholders' equity	$1,003,882	$1,090,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Contract drilling services	$33,151	$35,765	$77,470	$65,745
Contract termination revenue	—	594,029	—	594,029
Reimbursables and other	3,624	6,589	10,761	11,164
Total revenue	36,775	636,383	88,231	670,938
Operating costs and expenses
Operating costs	38,104	38,081	86,659	76,623
General and administrative	4,716	70,702	11,886	79,370
Depreciation	18,401	18,499	36,417	37,032
Total operating costs and expenses	61,221	127,282	134,962	193,025
(Loss) income from operations	(24,446)	509,101	(46,731)	477,913
Other (expense) income
Interest income	111	108,305	812	109,369
Interest expense and other financing charges	(8,601)	(10,435)	(17,021)	(26,250)
Other, net	12	(58)	2,367	124
Total other (expense) income	(8,478)	97,812	(13,842)	83,243
(Loss) income before income taxes	(32,924)	606,913	(60,573)	561,156
Income tax (benefit) provision	(1,024)	16,454	1,897	18,601
Net (loss) income	(31,900)	590,459	(62,470)	542,555
Net income (loss) attributable to noncontrolling interests	12	(270)	14	(284)
Net (loss) income attributable to shareholders	$(31,912)	$590,729	$(62,484)	$542,839
(Loss) earnings per share
Basic	$(2.43)	$116.96	$(4.76)	$107.60
Diluted	$(2.43)	$116.86	$(4.76)	$107.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Six-Month Period Ended June 30, 2019
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
Balance January 1, 2019	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Contributions from holders of noncontrolling interests	—	—	—	—	122	122
Net loss	—	—	—	(47,890)	(14)	(47,904)
Balance March 31, 2019	5,000	$5	$373,972	$(486,560)	$108	$(112,475)
Contributions from holders of noncontrolling interests	—	—	—	—	1,059	1,059
Net income (loss)	—	—	—	590,729	(270)	590,459
Balance June 30, 2019	5,000	$5	$373,972	$104,169	$897	$479,043

	Six-Month Period Ended June 30, 2020
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance January 1, 2020	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	698			698
Share-based compensation - dividend equivalents	—	—	(2,204)	—	—	(2,204)
Net (loss) income	—	—	—	(30,572)	2	(30,570)
Balance March 31, 2020	13,115	$13	$633,264	$(13,508)	$1,246	$621,015
Share-based compensation	—	—	330	—	—	330
Net (loss) income	—	—	—	(31,912)	12	(31,900)
Balance June 30, 2020	13,115	$13	$633,594	$(45,420)	$1,258	$589,445

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(62,470)	$542,555
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation expense	36,417	37,032
Amortization of debt financing costs	820	807
Amortization of debt discount	—	5,354
Amortization of contract value	—	1,643
PIK interest on the Convertible Notes	—	3,845
Share-based compensation expense	1,028	2,064
Deferred income tax (benefit) expense	(90)	497
Loss on disposal of assets	—	109
Gain on settlement of restructuring agreement	(2,278)	—
Changes in operating assets and liabilities:
Trade receivables	(7,202)	(3,047)
Inventory	(1,297)	(266)
Prepaid expenses and other current assets	2,545	(2,274)
Other assets	3,410	2,641
Accounts payable	(14,680)	63,527
Other current liabilities and other long-term liabilities	(8,717)	8,799
Net cash (used in) provided by operating activities	(52,514)	663,286
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2,021)	(6,606)
Net cash used in investing activities	(2,021)	(6,606)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from holders of noncontrolling interests	—	1,181
Debt issuance costs	—	(487)
Net cash provided by financing activities	—	694
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(54,535)	657,374
Unrestricted and restricted cash and cash equivalents—beginning of period	242,944	239,387
Unrestricted and restricted cash and cash equivalents—end of period	$188,409	$896,761
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,197	$14,891
Income taxes (net of refunds)	4,617	4,422
Non-cash investing and financing transactions:
Reallocation of Soehanah jack up rig acquisition value from equipment to inventory supplies	1,019	—
Payment of interest in kind on the Convertible Notes	—	3,867

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

The Global Spread of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency as COVID-19 continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. The global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry.  The response of governments throughout the world to address the spread of COVID-19, including, among other actions, the imposition of travel bans, quarantines and entry restrictions, has notably impacted our operations, particularly challenging the ability to transport personnel and equipment to and from our rigs, and for our customers and their suppliers to be able to seamlessly manage and conduct their respective operations. As a result of these challenges: (a) one of our customers invoked the “force majeure” clause under its drilling contract with us and subsequently terminated the drilling contract in accordance with its terms, and there is the potential for others to similarly exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the Current Quarter); (c) we reached an agreement to place one rig on a stand-by rate for the majority of the Current Quarter (such “force majeure” or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company); however, this rig has returned to operations as of July 2020; (d) we reached agreements with three other customers to delay the start dates of their new drilling programs and we remain in ongoing discussions with another customer regarding our operations and their existing drilling contract and program; (e) we have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity; and (f) we incurred additional labor costs during the Current Quarter and could continue to incur additional labor costs in the future as a result of government-imposed quarantine requirements, closures and movement restrictions in certain jurisdictions in which we operate, as well as the home countries in which certain of our offshore personnel are located, which in many cases have impeded, and could continue to impede for the foreseeable future, the regular transportation of crews to their home countries and result in the payment of compensation to stranded crews working longer than their routine rotation schedule (in addition to the use of charter flights in the absence of commercial flights).

The short-term impact of these challenges has resulted in (i) lower revenue due to terminations of (or amendments to) our existing drilling contracts and (ii) increased expenses due to higher labor and related costs.  We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations and growth on a go-forward basis; however, the Company is actively managing the business in an attempt to mitigate the impact of the foregoing matters.  In order to decrease the Company’s overall operating expenses, the Company has undertaken significant headcount and salary reductions, both onshore and offshore, as well as other cost reduction measures to reflect the lower operating activity.

The COVID-19 pandemic continues to spread worldwide.  We can neither predict the duration nor estimate the economic impact of the COVID-19 pandemic at this time. Therefore, the Company can give no assurances that the spread of COVID-19 will not have a material adverse effect on its financial position or results of operations in 2020 and beyond.

Declines in the Demand for Oil and Gas, and the Resulting Oil Price and Market Share Volatility

The recent collapse in global economic activity resulting from the COVID-19 outbreak has caused demand for global oil and gas to significantly decline.  Moreover, members of OPEC and Russia failed to reach an agreement in March 2020 to extend previously agreed upon oil production cuts and make much needed additional oil production cuts. Thereafter, Saudi Arabia announced an immediate significant reduction in its oil export prices and Russia announced that all agreed oil production cuts between Russia and OPEC members would expire on April 1, 2020. The termination of the previous cooperation between Saudi Arabia and Russia had an immediate impact given that it had supported global oil prices in the past.  Saudi Arabia’s subsequent decision to dramatically increase its oil production and engage in a price war with Russia led to a massive oversupply of oil, which resulted in the overwhelming of global oil storage capacities.

This price and market share war was later reversed with OPEC, Russia and many of the world’s major oil producers reaching a record production cut agreement on April 12, 2020 and extending such agreement on June 6, 2020. However, the confluence of the spread of COVID-19 and the resulting global oil surplus has significantly and adversely impacted the oil and gas industry, causing (i) an unprecedented drop in oil prices, with Brent crude reaching $19.33 per barrel, its lowest price since 1999, and (ii) ensuing reductions of exploration and production company capital and operating budgets. Though OPEC, Russia and other major oil and gas producing nations agreed to continue making drastic cuts to oil production, the efforts to contain COVID-19 will continue to depress global economic activity in the near-term, and the supply and demand imbalance of oil and gas will likely continue for the foreseeable future, leading to sustained lower prices for the remainder of 2020 and possibly beyond.  Moreover, it is unclear if, or how long, any agreement among OPEC, Russia and the other major oil producing countries will remain in effect.

The volatility in global oil and gas prices is also causing oil and gas producers to cancel or delay drilling tenders, which could potentially impact our future backlog.  Material payment delays, modifications or cancellations on the underlying contracts (including, but not limited to, any delays, modifications or cancellations attributable directly and indirectly to the COVID-19 outbreak) have reduced the amount of backlog previously reported (and could further reduce the amount of backlog currently reported) and consequently, could inhibit the conversion of that backlog into revenues.

The full impact of the decrease in global oil and gas prices continues to evolve as of the date of this Quarterly Report. Oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreak and resulting changes in oil and gas inventories and industry demand, and therefore, the Company cannot predict with certainty if and when oil and gas prices will begin to improve and stabilize. While our management is actively monitoring the foregoing events and its associated financial impact, it is uncertain at this time as to the full magnitude that depressed oil and gas prices will have on our financial condition and future results of operations.  See “Risk Factors—The global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations” in Part II, Item 1A. of this Quarterly Report.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2019 is derived from our December 31, 2019 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Current assets	$15,435	$14,589
Non-current assets	5,009	3,643
Current liabilities	11,384	11,560
Non-current liabilities	6,519	4,159
Net carrying amount	$2,541	$2,513

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset.  For the three and six months ended June 30, 2020, the gain/loss related to the sale or retirement of assets was immaterial. In each of the three and six months ended June 30, 2019, we recognized a net loss of approximately $0.1 million, respectively, related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. In connection with our adoption of fresh-start accounting upon our emergence from bankruptcy on the Effective Date, an adjustment of $2.0 billion was recorded to decrease the net book value of our drilling rigs to the then estimated fair value. As a result of the spread of COVID-19 and the oil price and market share volatility, we tested for impairment based on impairment indicators identified in the first quarter of 2020. The recoverability test performed resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated from our drilling rigs exceeded their carrying values.  The projections and assumptions used in that analysis have not changed significantly as of June 30, 2020; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable. If we experience sustained unfavorable changes to current market conditions, reactivation costs or dayrates, it is possible that the estimate of undiscounted cash flows for our longer term warm stacked drillship may change, potentially resulting in the need to write down the affected asset.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset was amortized on a straight-line basis over the two-year term of the drilling contract, which ended in April 2019. We recognized approximately $86,000 and $1.6 million of amortization expense for intangible assets for the three and six months ended June 30, 2019, respectively.

Debt Financing Costs: Costs incurred with financing debt are deferred and amortized over the term of the related financing facility on a straight-line basis, which approximates the interest method. Debt issuance costs related to a recognized debt liability are presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses because the customer base and composition of our trade receivables is consistent with customers analyzed in evaluation of historical credit losses. The Company has not historically incurred any material credit losses, the risk characteristics of our customers remain similar and our operational practices have not changed over time. Due to the unprecedented impact of COVID-19 and the oil price and market share volatility (see “The Global Spread of COVID-19” and “Declines in the Demand for Oil and Gas, and the Resulting Oil Price and Market Share Volatility” each of which are set forth above in “Note 1. Organization and Recent Events” of these “Notes to Unaudited Consolidated Financial Statements”), we are unable to determine at this time reasonable and supportable credit loss forecasts and therefore, have reverted to historical loss information to estimate the allowance for the three and six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts on our trade receivables was immaterial for both periods.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	5,051	13,115	5,045
Restricted share equity awards	—	5	—	10
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	5,056	13,115	5,055

The following sets forth the number of shares excluded from diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Convertible Notes	—	8,075	—	8,075
Restricted share equity awards	200	—	200	—
Future potentially dilutive Ordinary Shares excluded from diluted EPS	200	8,075	200	8,075

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. The foreign exchange gain/loss for the three months ended June 30, 2020 related to currency exchange rates was immaterial.  For the six months ended June 30, 2020, we recognized a net gain of approximately $0.1 million related to currency exchange rates.  For the three and six months ended June 30, 2019, we recognized a net loss of approximately $0.1 million and a net gain of approximately $0.1 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At June 30, 2020, the fair value of the 9.25% First Lien Notes was approximately $230.1 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Recently Adopted Accounting Standards:

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU, and the related ASUs issued subsequently by the FASB, introduce a new model for recognizing credit losses on financial assets not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities.  The new ASU broadens the information that an entity must consider in developing estimates of expected credit losses and requires an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable, supportable forecasts.  We adopted the standard on January 1, 2020, using the modified retrospective approach.  The adoption of this ASU did not have a material impact on our consolidated financial statements as our customers are primarily international oil companies, national oil companies and large independent oil companies that have historically had a very low incidence of bad debt expense.  The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.

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

Mobilization fees received prior to commencement of drilling operations are recorded as a contract liability and amortized on a straight‑line basis over the initial contract period. Demobilization fees expected to be received upon contract completion are estimated at contract inception and recognized on a straight-line basis over the initial contract term with an offset to an accretive contract asset. In many contracts, demobilization fees are contingent upon the occurrence or non-occurrence of a future event and the estimate for such revenue may therefore be constrained. Fees received for the mobilization or demobilization of equipment and personnel are included in “Contract drilling services” in our Consolidated Statement of Operations.

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

Contract Termination Revenue. On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award.  See “Note 8. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements” for additional information regarding the Petrobras Agreement and the Petrobras Award. For the three and six months ended June 30, 2019, we recognized approximately $594.0 million in “Contract termination revenue” and $106.9 million in “Interest income” associated with the Petrobras Payments (as defined in “Note 8. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements”).

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$14,722	$15,047	$252	$30,021	$20,749	$13,724	$100	$34,573
Contract termination revenue	—	—	—	—	—	594,029		594,029
Charter lease revenue	—	—	—	—	972	—	—	972
Amortized revenue	771	2,611	—	3,382	710	582	—	1,292
Reimbursable revenue	949	2,341	82	3,372	2,239	2,948	330	5,517
Total revenue	$16,442	$19,999	$334	$36,775	$24,670	$611,283	$430	$636,383

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$38,708	$34,778	$798	$74,284	$41,117	$22,502	$401	$64,020
Contract termination revenue	—	—	—	—	—	594,029	—	594,029
Charter lease revenue	476	—	—	476	1,885	—	—	1,885
Amortized revenue	867	3,117	—	3,984	969	1,157	—	2,126
Reimbursable revenue	4,174	4,896	417	9,487	4,458	2,909	1,511	8,878
Total revenue	$44,225	$42,791	$1,215	$88,231	$48,429	$620,597	$1,912	$670,938

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Current contract cost assets	$185	$132
Noncurrent contract cost assets	708	1,598
Current contract revenue liabilities	3,736	2,912
Noncurrent contract revenue liabilities	927	2,090

Significant changes in contract cost assets and contract revenue liabilities during the six months ended June 30, 2020 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2019	$1,730	$5,002
Increase (decrease) due to contractual changes	923	7,295
Decrease due to recognition of revenue	(1,760)	(7,111)
Decrease due to transfer to payable during the period	—	(523)
Balance as of June 30, 2020 (1)	$893	$4,663
(1)

We expect to recognize contract revenues of approximately $1.6 million during the remaining six months of 2020 and $3.1 million thereafter related to unsatisfied performance obligations existing as of June 30, 2020.

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

The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2020	2019	2020	2019
Operating lease cost(1)	Operating costs	$831	$1,348	$1,797	$2,616
Operating lease cost(1)	General and administrative	151	296	303	590
Sublease income	Operating costs	(121)	(103)	(242)	(222)
Sublease income	General and administrative	(62)	(75)	(124)	(144)
Total operating lease cost		$799	$1,466	$1,734	$2,840
(1)

Short-term lease costs were $0.1 million and $0.3 million during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.4 million during the three and six months ended June 30, 2019, respectively.  Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheet	June 30, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease ROU assets	$4,805	$6,706
Total leased assets		$4,805	$6,706
Liabilities:
Current operating	Other current liabilities	$2,291	$3,963
Noncurrent operating	Other long-term liabilities	2,797	3,139
Total lease liabilities		$5,088	$7,102

As of June 30, 2020, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining six months of 2020	$1,685
2021	1,728
2022	1,343
2023	949
2024	—
Thereafter	—
Total future lease payments	$5,705
Less imputed interest	(617)
Present value of lease obligations	$5,088

As of June 30, 2020, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 2.54 years, respectively.  ROU assets and lease liabilities recorded during the three months ended June 30, 2020 were immaterial.

The bareboat charter contract on the Soehanah jackup rig was accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operation for the six months ended June 30, 2019.  In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter, which was originally intended to end on December 31, 2019.  However, under the terms of the bareboat charter, the lease term continued until the rig was redelivered to the Company, which occurred on February 3, 2020.

5. Debt

Our debt was composed of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $5,601 and $6,421, respectively	$344,399	$343,579
Less current maturities of long-term debt	—	—
Long-term debt, net	$344,399	$343,579

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $10.1 million in letters of credit under this facility as of June 30, 2020.

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

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes.  See “Note 5. Debt” of these “Notes to Unaudited Consolidated Financial Statements” for additional information regarding the Conversion.  As of June 30, 2020, 13,115,026 Ordinary Shares were issued and outstanding.

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

No awards were granted to employees or directors during the six months ended June 30, 2020 and 2019.  During the six months ended June 30, 2020, 55,074 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards.  For the six months ended June 30, 2020 and 2019, we recognized share-based compensation expense related to the TBGs of approximately $1.0 million and $2.1 million, respectively.  As of June 30, 2020, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, a sweeping stimulus bill intended to bolster the U.S. economy and provide emergency financial assistance to qualifying businesses and individuals. The CARES Act, among other things, modified the net operating losses carryovers and carrybacks rules, and included modifications to Section 163(j) of the Code to increase the allowable business interest deduction.   As of June 30, 2020, our analysis of the provisions of the CARES Act revealed no material implications on the income tax provision.

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

On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. The Petrobras Agreement considered the Petrobras Award amount together with interest calculated through May 22, 2019 and reduced that amount by 4.5%. Pursuant to the Petrobras Agreement, PVIS agreed to pay VDEEP $690,810,875 and PAI agreed to pay VDDI $10,128,565 (collectively, the “Petrobras Payments”), in full satisfaction and payment of the Petrobras Award and the related judgment entered by the U.S. District Court – Texas confirming the Petrobras Award (the “Judgment”). Neither party released any of its claims, except for certain claims in respect of certain pre-judgment attachments made by VDEEP and VDDI on certain assets of PVIS and Petrobras in the Netherlands. VDEEP and VDDI received the Petrobras Payments in full on June 21, 2019.  Under the Petrobras Agreement, VDEEP and VDDI were required to take actions in order to release liens on certain Petrobras assets in the United States and the Netherlands. In addition, the parties agreed under the Petrobras Agreement to a stay of the Dutch Enforcement Action until such time as there is a final, non-appealable judgment in the U.S. proceedings or until such time as the Petrobras Parties assert a claim for reimbursement of all or any part of the Petrobras Payments, whichever is earlier.

The Petrobras Parties filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit seeking a reversal of the Judgment, which confirmed the Petrobras Award and denied their motion for vacatur. The U.S. Court of Appeals for the Fifth Circuit held oral arguments among the parties on June 10, 2020 and on July 16, 2020, the court affirmed the Judgment and the Petrobras Award in our favor and denied the Petrobras Parties’ motion for vacatur.  Additional appeals, including the ability to seek a rehearing from the U.S. Court of Appeals for the Fifth Circuit, are still available to the Petrobras Parties on this matter.

In light of the retention by the Petrobras Parties of their rights, including the right to appeal the Judgment, the Petrobras Parties may assert a claim for the return of all or a portion of the Petrobras Payments made to satisfy the Petrobras Award in the event the U.S. judgment is overturned on appeal. The Company can provide no assurances as to the ultimate outcome of any such appeals. Furthermore, while the Company has obtained judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment, to the extent the Petrobras Parties were to ultimately succeed in their appeal of the Petrobras Award, the Company’s consolidated financial position and results of operations could be materially adversely affected.  In addition, the Petrobras Payments received by VDEEP and VDDI are subject to reductions due to currently owed and future legal fees (including, among others, a contingency fee equal to 10% of the Petrobras Payments) and any applicable taxes. Accordingly, no assurances can be given as to the amount of the Petrobras Payments to be ultimately realized by the Company. At this time, we believe the likelihood that we would incur a loss related to this matter as remote.  As of June 30, 2020, no amounts have been accrued.

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

Restructuring Agreement and the Associated Settlement Agreement

Pursuant to the terms of the Restructuring Agreement among VDC and a majority of our secured creditors, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from VDC, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, entered into discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  On March 4, 2020, we, and our subsidiaries on the one hand, and VDC and their subsidiaries, on the other, entered into a settlement agreement pursuant to which the parties to the settlement agreement agreed to release each other from certain claims in exchange for Vantage paying VDC $15.0 million, subject to the approval of the Court of Grand Cayman.  On March 16, 2020, the Court of Grand Cayman approved the settlement agreement.  On March 25, 2020, the Company paid $15.0 million in accordance with the settlement agreement, fully resolving the matter. We recorded a gain of $2.3 million related to the settlement agreement included in “Other Income” in the Consolidated Statement of Operations during the six months ended June 30, 2020.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Sales tax receivable	$6,022	$8,356
Other receivables	1,258	1,523
Income tax receivable	174	110
Prepaid insurance	1,120	683
Current deferred contract costs	185	132
Other	4,670	5,703
	$13,429	$16,507

 Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Drilling equipment	$983,231	$963,401
Assets under construction	1,070	19,991
Office and technology equipment	18,405	18,452
Leasehold improvements	1,138	1,124
	1,003,844	1,002,968
Accumulated depreciation	(318,135)	(281,842)
Property and equipment, net	$685,709	$721,126

 Other Assets

Other assets consisted of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Noncurrent restricted cash	$9,431	$8,486
Deferred certification costs	3,347	3,959
Noncurrent deferred contract costs	708	1,598
Deferred income taxes	1,987	1,919
Other noncurrent assets	1,098	1,106
	$16,571	$17,068

 Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Interest	$4,136	$4,139
Compensation (1)	6,912	10,370
Income taxes payable	2,691	3,493
Current deferred revenue	3,736	2,912
Current portion of operating lease liabilities	2,291	3,963
Other	1,919	2,059
	$21,685	$26,936
(1)	Includes $2.4 million as of December 31, 2019 related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

  Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Noncurrent deferred revenue	$927	$2,090
Deferred income taxes	722	744
2016 MIP - Dividend Equivalents (1)	8,006	5,801
Noncurrent operating lease liabilities	2,797	3,139
Other non-current liabilities	3,260	5,758
	$15,712	$17,532

(1)Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Cash and cash equivalents	$175,311	$231,947
Restricted cash	3,667	2,511
Restricted cash included within Other Assets	9,431	8,486
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$188,409	$242,944

Restricted cash as of June 30, 2020 and December 31, 2019 represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
Accounts payable to related parties, net	$—	$17,278
	$—	$17,278

See “Note 8. Commitments and Contingencies” of these “Notes to Unaudited Consolidated Financial Statements” for additional information regarding the balances payable to VDC.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts are to be considered shareholder loans. As of June 30, 2020, the total outstanding amount due to ADES for such excess cash contributions was approximately $701,000, which is included in “Other current liabilities” on the Consolidated Balance Sheet.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of June 30, 2020, accounts receivable from ADES totaled approximately $7.3 million and accounts payable to ADES totaled approximately $9.8 million, included in “Trade receivables” and “Accounts payable,” respectively, on the Consolidated Balance Sheet.

Mr. Thomas R. Bates, Jr, the Company’s current chairman and a member of the Board of Directors, served as chairman of Weatherford International (“Weatherford”), a provider of equipment and services to the Company, from December 2019 until June 30, 2020.  The Company has engaged in various transactions in the ordinary course of business with Weatherford for the purchase of certain equipment and services, which totaled $0.3 million for the six months ended June 30, 2020.  As of June 30, 2020, the Company had a payable to Weatherford in the amount of $39,942.

Except for the foregoing, we did not have any related party transactions that were not conducted in the ordinary course of business as of June 30, 2020.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business

(excluding reimbursable revenue) represented less than 1% of our total revenue for the three and six months ended June 30, 2020 and 2019, respectively.

For the three and six months ended June 30, 2020 and 2019, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Four customers accounted for approximately 29%, 25%, 16% and 13% of consolidated revenue for the three months ended June 30, 2020.  Five customers accounted for approximately 21%, 19%, 14%, 10% and 10% of consolidated revenue for the six months ended June 30, 2020.  Contract termination revenue from the Petrobras Parties accounted for approximately 93% and 89% of the consolidated revenue for the three and six months ended June 30, 2019, respectively.  Excluding the contract termination revenue received from the Petrobras Parties, six customers accounted for approximately 22%, 18%, 18%, 14%, 13% and 11% of consolidated revenue for the three months ended June 30, 2019, and six customers accounted for approximately 25%, 20%, 16%, 14%, 12% and 10% of the consolidated revenue for the six months ended June 30, 2019.

Our revenue by country was as follows for the periods indicated (periods representing revenues of less than 10% are included in “Other countries”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(unaudited, in thousands)
Cayman	$—	$561,528	$—	$561,528
India	9,203	—	18,884	—
Lebanon	10,816	—	17,121	—
Congo	4,852	—	12,433	—
Gabon	—	—	9,133	—
Qatar	—	—	8,975	—
Indonesia	5,834	—	—	—
Other countries (1)	6,070	74,855	21,685	109,410
Total revenues	$36,775	$636,383	$88,231	$670,938
(1)	“Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country, was as follows as of the dates indicated (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	June 30, 2020	December 31, 2019
(unaudited, in thousands)
International waters	$199,059	$—
South Africa	141,728	149,231
India	118,518	126,124
Indonesia	72,278	75,830
Egypt	—	207,166
Other countries (1)	154,126	162,775
Total property and equipment	$685,709	$721,126
(1)	“Other countries” represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2020 and our results of operations for the three and six months ended June 30, 2020 and 2019. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of July 28, 2020.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Congo	Warm stacked
Aquamarine Driller	2009	375	30,000	Malaysia	Warm stacked
Topaz Driller	2009	375	30,000	Gabon	Warm stacked
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Titanium Explorer	2012	12,000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Warm stacked
(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments

The Global Spread of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency as COVID-19 continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. The global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry.  The response of governments throughout the world to address the spread of COVID-19, including, among other actions, the imposition of travel bans, quarantines and entry restrictions, has notably impacted our operations, particularly challenging the ability to transport personnel and equipment to and from our rigs, and for our customers and their suppliers to be able to seamlessly manage and conduct their respective operations. As a result of these challenges: (a) one of our customers invoked the “force majeure” clause under its drilling contract with us and subsequently terminated the drilling contract in accordance with its terms, and there is the potential for others to similarly exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the Current Quarter); (c) we reached an agreement to place one rig on a stand-by rate for the majority of the Current Quarter (such “force majeure” rates or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company); however, this rig has returned to operations in July 2020; (d) we reached agreements with three other customers to delay the start dates of their new drilling programs and we remain in ongoing discussions with another customer regarding our operations and their existing drilling contract and program; (e) we have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity; and (f) we incurred additional labor costs during the Current Quarter and could continue to incur additional labor costs in the future as a result of government-imposed quarantine requirements, closures and movement restrictions in certain jurisdictions in which we operate, as well as the home countries in which certain of our offshore personnel are located, which in many cases have impeded, and could continue to impede for the foreseeable future, the regular transportation of crews to their home countries and result in the payment of compensation to stranded crews working longer than their routine rotation schedule (in addition to the use of charter flights in the absence of commercial flights).

The short-term impact of these challenges has resulted in (i) lower revenue due to terminations of (or amendments to) our existing drilling contracts and (ii) increased expenses due to higher labor and related costs.  We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations and growth on a go-forward basis; however, the Company is actively managing the business in an attempt to mitigate the impact of these matters on the Company’s operations.  In order to decrease the Company’s overall operating expenses, the Company has undertaken significant headcount and salary reductions, both onshore and offshore, as well as other cost reduction measures to reflect the lower operating activity.  For more information regarding the impact of the current economic environment on the status of certain of our existing contracts, please refer to our Current Report on Form 8-K, which was filed with the SEC on April 6, 2020, as further supplemented by our Current Reports on Form 8-K, which were filed with the SEC on May 12, 2020, June 2, 2020 and July 1, 2020, respectively.

The COVID-19 pandemic continues to spread worldwide.  We can neither predict the duration nor estimate the economic impact of the COVID-19 pandemic at this time. Therefore, we can give no assurances that the spread of COVID-19 will not have a material adverse effect on its financial position or results of operations in 2020 and beyond.

Declines in the Demand for Oil and Gas, and the Resulting Oil Price and Market Share Volatility

The recent collapse in global economic activity resulting from the COVID-19 outbreak has caused demand for global oil and gas to significantly decline.  Moreover, members of OPEC and Russia failed to reach an agreement in March 2020 to extend previously agreed upon oil production cuts and make much needed additional oil production cuts. Thereafter, Saudi Arabia announced an immediate significant reduction in its oil export prices and Russia announced that all agreed oil production cuts between Russia and OPEC members would expire on April 1, 2020. The termination of the previous cooperation between Saudi Arabia and Russia had an immediate impact given that it had supported global oil prices in the past.  Saudi Arabia’s subsequent decision to dramatically increase its oil production and engage in a price war with Russia led to a massive oversupply of oil, which resulted in the overwhelming of global oil storage capacities.

This price and market share volatility was later reversed with OPEC, Russia and many of the world’s major oil producers reaching a record production cut agreement on April 12, 2020 and extending such agreement on June 6, 2020. However, the confluence of the spread of COVID-19 and the resulting global oil surplus has significantly impacted the oil and gas industry, causing (i) an unprecedented drop in oil prices, with Brent crude reaching $19.33 per barrel, its lowest price since 1999, and (ii) ensuing reductions of exploration and production company capital and operating budgets. Though OPEC, Russia and other major oil and gas producing nations agreed to continue making drastic cuts to oil production, the efforts to contain COVID-19 will continue to depress global economic activity in the near-term, and the supply and demand imbalance of oil and gas will likely continue for the foreseeable future, leading to sustained lower prices for the remainder of 2020 and possibly beyond.  Moreover, it is unclear if, or how long, any agreement among OPEC, Russia and the other major oil producing countries will remain in effect.

The volatility in global oil and gas prices is also causing oil and gas producers to cancel or delay drilling tenders, which could potentially and negatively impact our future backlog.  Material payment delays, modifications or cancellations on our underlying contracts (including, but not limited to, delays, modifications or cancellations directly or indirectly attributable to COVID-19) have reduced the amount of backlog previously reported (and could further reduce the amount of backlog currently reported) and consequently, could inhibit the conversion of that backlog into revenues.

The full impact of the decrease in global oil and gas prices continues to evolve as of the date of this Quarterly Report. Oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreaks, changes in oil and gas inventories and industry demand, and therefore, the Company cannot predict if and when oil and gas prices will improve and stabilize. While our management is actively monitoring the foregoing events and its associated financial impact on us, it is uncertain at this time as to the full magnitude that depressed oil and gas prices will have on our financial condition and future results of operations. See “Risk Factors—The global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations” in Part II, Item 1A. of this Quarterly Report.  While there is continued uncertainty surrounding the extensiveness and duration of this industry downturn, we do believe that the confluence of these significant, unforeseen events are not necessarily indicative of future events and as such, our historical statements may not be indicative of future performance.

The Company is focused on mitigating the impact of the foregoing events on its business.  In the Current Quarter, we commenced a plan to reduce our costs and preserve our cash.  For example, we reduced the salaries of our workforce by approximately 15 to 20% depending on the position, secured material price reductions from our vendors and, in June 2020, initiated significant reductions in both our onshore and offshore personnel to reflect the lower levels of operating activity.  We continue to actively seek measures to reduce our operating costs and preserve our cash during these unprecedented times.  See our Current Report on Form 8-K, which was filed with the SEC on July 1, 2020, for further information regarding reductions in the salaries of our executive officers in an attempt to reduce the Company’s operating and corporate costs in light of the global economic decline and the public health crisis resulting from the spread of COVID-19.

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

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services.  In its July 2020 Oil Market Report, the International Energy Agency stated that it expects demand to fall by 7.9 million barrels per day in 2020 before recovering by 5.3 million barrels per day in 2021. The global spread of COVID-19 and the resulting collapse in global economic activity, coupled with the short-lived price war between Saudi Arabia and Russia, have led to significant reductions and delays in oil and gas exploration and development plans on the part of operators.  Though OPEC, Russia and other major oil and gas producing nations recently reached an agreement to drastically cut oil production, the efforts to contain COVID-19 will continue to depress global economic activity and the supply and demand imbalance of oil will likely continue, leading to a volatile oil market for the remainder of 2020 and possibly beyond. As a result of this decline in demand for the foreseeable future, operators have drastically cut their capital spending in the offshore space.

In addition to the macroeconomic challenges which have led to reduced demand for drilling rigs, the additional supply of new-build rigs is further depressing the market. According to Bassoe, there are currently 44 jackups and 26 deepwater/harsh environment floaters on order at shipyards. It is unclear when these drilling rigs will actually be delivered as many rig deliveries have already been deferred to later dates and some rig orders have been canceled. In response to the oversupply of drilling rigs, a number of competitors are removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.

Furthermore, according to Bassoe, 253 rigs have been removed from the drilling fleet since the oil price decline in 2014. Of these 253 rigs, 136 are floaters (semisubmersibles and drillships) and 117 are jackups. While we believe rig recycling to be an important element in bringing the supply of drilling rigs back into alignment with demand, we do not anticipate that it will be sufficient to materially improve market conditions in 2020.

In response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates as drilling contractors generally preferred to maintain rigs in an active state and customers have generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 outbreak, this downward pressure on pricing was starting to reverse itself as opportunities for our services had increased over the past year and dayrates were showing signs of general improvement. However, we expect that the ongoing spread of COVID-19 and the resulting collapse of global economic activity will continue to present significant challenges to our industry in 2020 and beyond, which could result in companies in our industry, including our direct competitors, pursuing, among other actions, debt restructuring, bankruptcy protection and/or liquidations, some of which have already commenced.

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

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of June 30, 2020 and thereafter (based on information available at that time). For more information regarding the impact of the current economic environment on the status of certain of our existing contracts, please refer to “Recent Developments” in this Part I, Item 2 as well as our Current Report on Form 8-K, which was filed with the SEC on April 6, 2020, and further supplemented by our Current Reports on Form 8-K, which were filed with the SEC on May 12, 2020, June 2, 2020 and July 1, 2020, respectively.

	Percentage of Days Contracted		Revenues Contracted (1) (in thousands)
	2020	2021	2020	2021	Beyond
Jackups	40%	17%	$25,109	$31,717	$—
Drillships	26%	11%	$14,657	$18,542	$—

(1)

Includes contract(s) with operating day rates that may vary based on a variable oil price index rate mechanism calculated utilizing the then applicable average price of Brent crude.  For purposes of calculating the backlog with contracts that contain a variable oil price indexed rate mechanism we utilize the applicable oil price as of quarter end multiplied by the number of days remaining in the firm contract period.  The average dayrate over the term of the contract could be lower or higher depending upon the average price of Brent crude for such measurable period and such adjustments are not estimated in the backlog dayrate.  As certain of our drilling contracts are denominated in currencies other than the U.S. Dollar, backlog could also vary due to movements in the applicable exchange rates.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Jackups
Rigs available (at end of period)	5	5	5	5
Available days (1)	455	364	875	724
Utilization (2)	60.0%	93.7%	73.9%	96.0%
Average daily revenues (3)	$56,710	$62,941	$61,194	$60,531
Deepwater
Rigs available	3	3	3	3
Available days (1)	273	273	546	543
Utilization (2)	45.6%	49.2%	53.7%	40.9%
Average daily revenues (3)	$141,900	$106,430	$129,255	$106,538

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

For the Three Months Ended June 30, 2020 and 2019

Net loss attributable to shareholders for the Current Quarter was $31.9 million, or $2.43 per basic share, on operating revenues of $36.8 million, compared to net income attributable to shareholders for the Comparable Quarter of $590.7 million, or $116.96 per basic share, on operating revenues of $636.4 million.

The following table is an analysis of our operating results for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
	2020	2019	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$33,151	$35,765	$(2,614)	-7%
Contract termination revenue	—	594,029	(594,029)	-100%
Reimbursables and other	3,624	6,589	(2,965)	-45%
Total revenues	36,775	636,383	(599,608)	-94%
Operating costs and expenses
Operating costs	38,104	38,081	23	0%
General and administrative	4,716	70,702	(65,986)	-93%
Depreciation	18,401	18,499	(98)	-1%
Total operating costs and expenses	61,221	127,282	(66,061)	-52%
(Loss) Income from operations	(24,446)	509,101	(533,547)	-105%
Other (expense) income
Interest income	111	108,305	(108,194)	-100%
Interest expense and financing charges	(8,601)	(10,435)	1,834	-18%
Other, net	12	(58)	70	-121%
Total other (expense) income	(8,478)	97,812	(106,290)	-109%
(Loss) income before income taxes	(32,924)	606,913	(639,837)	-105%
Income tax (benefit) provision	(1,024)	16,454	(17,478)	-106%
Net (loss) income	(31,900)	590,459	(622,359)	-105%
Net income (loss) attributable to noncontrolling interests	12	(270)	282	-104%
Net (loss) income attributable to shareholders	$(31,912)	$590,729	$(622,641)	-105%

Revenue: Total revenue decreased $599.6 million due primarily to the impact of the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Comparable Quarter.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information on payments received from the Petrobras Parties.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

Contract drilling revenue decreased 7% for the Current Quarter as compared to the Comparable Quarter. During the Current Quarter, (i) three of our drilling contracts were terminated as a result of the volatility in oil prices and the challenges presented by the spread of COVID-19, (ii) another drilling contract expired in accordance with its terms and (iii) another drilling contract was amended to place a rig on stand-by rate (such “force-majeure” or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company).  The decrease in our contract drilling revenue for the Current Quarter as compared to the Comparable Quarter was primarily a result of these contract changes.

Reimbursables and other revenue for the Current Quarter decreased $3.0 million as compared to the Comparable Quarter as a result of the changes in drilling contracts discussed immediately above as well as the termination of the bareboat charter lease on the Soehanah jackup rig, which was redelivered to the Company in February 2020.

Operating costs: Operating costs for the Current Quarter increased nominally as compared to the Comparable Quarter.  The increase in operating costs was largely due to the increase in labor costs resulting from government-mandated closures and movement restrictions in certain countries in which we operate as well as within the home countries of certain of our offshore personnel, which prevented in many cases the transportation of crews to their home countries and resulted in the payment of compensation to stranded crews in addition to the crews on our rigs.

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to a $65.4 million decrease in legal expenses associated with non-routine legal matters, including the collection of the Petrobras Award. General and administrative expenses for the Current Quarter and for the Comparable Quarter included approximately $0.2 million and $0.7 million, respectively, for non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense was offset by an increase in cash compensation expense in the Current Quarter of $0.9 million for cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

Depreciation expense: Depreciation expense for the Current Quarter decreased 1% as compared to the Comparable Quarter, due primarily to certain assets becoming fully depreciated.

Interest income: Interest income for the Current Quarter decreased $108.2 million as compared to the Comparable Quarter, due primarily to interest related to the Petrobras Payments received during the Comparable Quarter.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional details on payments received from the Petrobras Parties.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

Interest expense and financing charges: Interest expense for the Current Quarter decreased 18% as compared to the Comparable Quarter due to lower outstanding debt after the Conversion of the Convertible Notes in December 2019. Interest expense includes non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $0.4 million and $2.3 million for the Current Quarter and for the Comparable Quarter, respectively.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. The foreign currency exchange gain/loss for the Current Quarter was immaterial.  A net foreign currency exchange loss of $0.1 million was included in other, net, for the Comparable Quarter.

Income tax provision: Income tax expense decreased in the Current Quarter as compared to the Comparable Quarter, due primarily to the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Comparable Period and a decline in revenue due to termination of certain drilling contracts in the Current Quarter.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional details on payments received from the Petrobras Parties.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2. Our annualized effective tax rate for the Current Quarter is negative 4.58% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Quarter was 3.44% based on estimated annualized profit before income taxes, excluding income tax discrete items.

Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions, we do not pay taxes or receive benefits for certain income and expense items, including interest expense and disposal gains or losses.  In other jurisdictions, we recognize income taxes on a net income basis or a deemed profit basis.

For the Six Months Ended June 30, 2020 and 2019

Net loss attributable to shareholders for the Current Period was $62.5 million, or $4.76 per basic share, on operating revenues of $88.2 million, compared to net income attributable to shareholders for the Comparable Period of $542.8 million, or $107.60 per basic share, on operating revenues of $670.9 million.

The following table is an analysis of our operating results for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
	2020	2019	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$77,470	$65,745	$11,725	18%
Contract termination revenue	—	594,029	(594,029)	-100%
Reimbursables and other	10,761	11,164	(403)	-4%
Total revenues	88,231	670,938	(582,707)	-87%
Operating costs and expenses
Operating costs	86,659	76,623	10,036	13%
General and administrative	11,886	79,370	(67,484)	-85%
Depreciation	36,417	37,032	(615)	-2%
Total operating costs and expenses	134,962	193,025	(58,063)	-30%
(Loss) income from operations	(46,731)	477,913	(524,644)	-110%
Other (expense) income
Interest income	812	109,369	(108,557)	-99%
Interest expense and financing charges	(17,021)	(26,250)	9,229	-35%
Other, net	2,367	124	2,243	1809%
Total other (expense) income	(13,842)	83,243	(97,085)	-117%
(Loss) income before income taxes	(60,573)	561,156	(621,729)	-111%
Income tax provision	1,897	18,601	(16,704)	-90%
Net (loss) income	(62,470)	542,555	(605,025)	-112%
Net income (loss) attributable to noncontrolling interests	14	(284)	298	-105%
Net (loss) income attributable to shareholders	$(62,484)	$542,839	$(605,323)	-112%

Revenue: Total revenue decreased $582.7 million due primarily to the impact of the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Comparable Quarter.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional details on payments received from the Petrobras Parties.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

Contract drilling revenue increased 18% for the Current Period as compared to the Comparable Period. The increase was primarily due to higher utilization of the Tungsten Explorer during the Current Period as compared to the Comparable Period, which resulted in an increase of $14.3 million in contract drilling revenue and the commencement of operations on the Soehanah jackup rig, which contributed an additional $6.4 million in contract drilling revenue during the Current Period.  These increases were offset by lower utilization on three jackup rigs due to the drilling contracts being terminated as a result of the volatility in oil prices and the challenges presented by the spread of COVID-19 as well as the amendment of another drilling contract to place a rig on stand-by rate (such “force-majeure” or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company).

Operating costs: Operating costs for the Current Period increased 13% as compared to the Comparable Period. Deepwater operating costs for the Current Period increased $6.2 million as compared to the Comparable Period due primarily to higher costs on the Tungsten Explorer, which operated for 73 more days in the Current Period. Jackup operating costs increased $5.2 million for the Current Period as compared to the Comparable Period, due primarily to costs associated with the drilling operations of the Soehanah jackup rig, including higher inspection, repair and maintenance costs on redelivery following the conclusion of its bareboat charter early in the Current Period.

General and administrative expenses: Decreases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to a $67.8 million decrease in legal expenses associated with non-routine matters, including among others, a $62.6 million contingency fee related to the collection of the Petrobras Award.   General and administrative expenses for the Current Period and for the Comparable Period include approximately $0.7 million and $1.4 million, respectively, for non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense was offset by an increase in cash compensation expense of $1.9 million for cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

Depreciation expense: Depreciation expense for the Current Period decreased 2% as compared to the Comparable Period, due primarily to certain assets becoming fully depreciated.

Interest income: Interest income for the Current Period decreased $108.6 million as compared to the Comparable Period, due primarily to interest related to the Petrobras Payments received during the Comparable Period.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional details on the Petrobras Payments.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

Interest expense and financing charges: Interest expense for the Current Period decreased 35% as compared to the Comparable Period due to lower outstanding debt after the Conversion of the Convertible Notes in December 2019. Interest expense includes non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $0.8 million and $10.0 million for the Current Period and the Comparable Period, respectively.

Other, net: We recorded a gain of $2.3 million during the Current Period related to the settlement agreement between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional detail on the settlement agreement.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange gain of $0.1 million was included in other, net, for the Current Period and the Comparable Period, respectively.

Income tax provision: Income tax expense decreased in the Current Period as compared to the Comparable Period, due primarily to the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Comparable Period and a decline in revenue due to termination of certain drilling contracts in the Current Period.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional details on the payments received from the Petrobras Parties.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2. Our annualized effective tax rate for the Current Period is negative 4.58% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Period was 3.44% based on estimated annualized profit before income taxes excluding income tax discrete items.

Our income taxes are generally dependent upon the results of our operations and the local income taxes in the jurisdictions in which we operate. In some jurisdictions, we do not pay taxes or receive benefits for certain income and expense items, including interest expense and disposal gains or losses.  In other jurisdictions, we recognize income taxes on a net income basis or a deemed profit basis.

Liquidity and Capital Resources

The prolonged low price environment caused by the spread of COVID-19, the resulting decline in global economic activity and the oil price and market share volatility has begun to reduce our liquidity and capital resources in the Current Quarter, a trend which could extend into subsequent quarters and beyond, depending on how long global economic activity remains depressed.  Such events have had significant adverse consequences for general financial, business and economic conditions, as well as for the financial, business and economic position of our business and the business of our customers and suppliers, and may adversely impact our ability to derive cash flows from our operations and access capital funding from third parties in the future.

We have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity. We are actively seeking measures to reduce our operating costs and preserve cash during these challenging times.  For example, effective during the Current Quarter we (i) reduced the salaries of our workforce by approximately 15 to 20% depending on the position and (ii) reduced the annual compensation payable to our independent members of the Board of Directors by 20%.  In addition, we secured material price reductions from our vendors and, in June 2020, initiated significant reductions in both our onshore and offshore personnel to reflect the lower levels of operating activity.  On July 1, 2020, salaries and annual compensation to our workforce and independent directors, respectively, reverted to levels in effect prior to April 1, 2020.  We immediately reduced the forgoing salaries and annual compensation by 10% to be in effect for the foreseeable future.  We remain committed to actively seeking measures to reduce our operating costs and preserve our cash during these unprecedented times. The effects of the decline in global economic activity and other oil price and market share volatility may cause us to implement additional cost reduction measures and alter our general financial strategy.

As of June 30, 2020, we have adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. As a result of these factors, management believes that we have adequate liquidity to fund our operations for the next 12 months and therefore, our financial statements have been prepared under the going concern assumption.

As of June 30, 2020, we had working capital of approximately $242.5 million, including approximately $175.3 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through June 30, 2021 of approximately $32.4 million. We anticipate capital expenditures through June 30, 2021 to be between approximately $5.3 million and $6.4 million, for sustaining capital and capital spares. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades.  These costs could be significant and may not be fully recoverable from the customer. Additionally, we anticipate incremental expenditures through June 30, 2021 for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $19.5 million and $23.8 million. As of June 30, 2020, we had $39.9 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Six Months Ended June 30,
(unaudited, in thousands)	2020	2019
Cash flows (used in) provided by:
Operating activities	$(52,514)	$663,286
Investing activities	(2,021)	(6,606)
Financing activities	—	694

Changes in cash flows from operating activities are driven by changes in net income during the periods (see the discussion of changes in net income above in “Results of Operations” of this Part I, Item 2) and include $15.0 million paid in accordance with a settlement reached with Vantage Drilling Company, the Company's former parent company.

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

Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020.  During the Current Quarter, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.  See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for a discussion of our impairment analysis of our drilling rigs performed in the first quarter of 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of reduced oil prices since 2014, the continual spread of COVID-19 and its designation as a pandemic, and the ongoing oil price and market share volatility have each negatively impacted the offshore contract drilling business at large, as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

Interest Rate Risk: As of June 30, 2020, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2020, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Moreover, the COVID-19 pandemic has generally affected our customers, suppliers, vendors, and other business partners, but we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. If our customers or suppliers experience material and adverse business consequences due to the spread of COVID-19, demand for our services could also be adversely affected, and existing counterparties could seek to invoke “force majeure” clauses under their contracts with us and/or terminate such contracts. For example, as of the date of this Quarterly Report, and as a result of these challenges: (a) one of our customers invoked the “force majeure” clause under its drilling contract with us and subsequently terminated the drilling contract in accordance with its terms, and there is the potential for others to similarly exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the Current Quarter); (c) we reached an agreement to place one rig on a stand-by rate for the majority of the Current Quarter (such “force majeure” rates or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company); however, this rig has returned to operations as of July 2020; (d) we reached agreements with three other clients to delay the start dates of their new drilling programs and we continue to be in discussions with another customer regarding our operations and their existing drilling contract and program; (e) we have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity; and (f) we incurred additional labor costs during the Current Quarter and could continue to incur additional labor costs in the future as a result of government-imposed quarantine requirements, closures and movement restrictions in certain jurisdictions in which we operate, as well as the home countries in which certain of our offshore crews are located, which in many cases have impeded, and could continue to impede the foreseeable future, the regular transportation of crews to their home countries and result in the payment of compensation to stranded crews working longer than their routine rotation schedule (in addition to the use of charter flights in the absence of commercial flights).

The short-term impact of these challenges has resulted in (i) lower revenue due to terminations of (or amendments to) our existing drilling contracts and (ii) increased expenses due to higher labor and related costs.  We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations and growth on a go-forward basis; however, the Company is actively managing the business in an attempt to mitigate the impact of the foregoing events.  In the case of additional expenses incurred as a result of the foregoing matters, the Company has undertaken significant cost-saving measures, including reductions in salaries and workforce, both onshore and offshore, to reflect the lower operating activity.  The extent to which COVID-19 may impact the counterparties in which we engage in business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

VANTAGE DRILLING INTERNATIONAL

Date: August 6, 2020	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)