Form 10-Q
period 2020-09-30
VANTAGE DRILLING INTERNATIONAL
filed 2020-11-16
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of Vantage Drilling International Ordinary Shares outstanding as of November 2, 2020 is 13,115,026 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020, “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which were filed with the SEC on May 12, 2020 and August 8, 2020, respectively, and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, “Item 1A. Risk Factors” of this Quarterly Report, and the following:

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

•	epidemics, pandemics, global health crises, or other public health events and concerns, such as the spread and resulting impact of COVID-19;
•

governmental, tax and environmental regulations and related actions and legal matters, including the actions taken by governments in response to the spread of COVID-19, as well as the results and effects of legal proceedings and governmental audits, assessments and investigations;

•	excess supply of drilling units worldwide;
•	competition within our industry;
•	our level of indebtedness;
•	losses on impairment of long-lived assets;
•	any non-compliance with the U.S. Foreign Corrupt Practices Act, as amended and any other anti-corruption laws;
•	the sufficiency of our internal controls;
•	growing focus on climate change and its impact on the reputation of fossil fuel products or services;
•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	identifying and completing acquisition opportunities;
•	effects of new products and new technology on the market;
•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;
•	our small number of customers;
•	termination or renegotiation of our customer contracts,; including, but not limited to, as a result of the COVID-19 outbreak;
•	changes in the status of pending, or the initiation of new, litigation, claims or proceedings;

•	changes in legislation removing or increasing current applicable limitations of liability;
•	our ability to prevail in the defense of any appeal by the Petrobras Parties due to legal, procedural and other risks associated with confirming and enforcing arbitration awards in such circumstances;
•	limited mobility of our drilling units between geographic regions;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	changes in tax laws, treaties or regulations;
•	credit risks of our key customers and certain other third parties;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements; and
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws.

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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bassoe	Bassoe Offshore A.S.
Board of Directors	The Company's board of directors
Comparable Quarter	The three months ended September 30, 2019
Comparable Period	The nine months ended September 30, 2019
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Quarter	The three months ended September 30, 2020
Current Period	The nine months ended September 30, 2020
DOJ	U.S. Department of Justice
Drilling Contract	The Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between PVIS and VDEEP (and subsequently novated to PAI and VDDI)
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
New Shares	Shares issued by the reorganized Company
Offer	An offer by the Company to repurchase up to $75.0 million of the 9.25% First Lien Notes
Offer Expiration Date	11:59 pm (New York City time) on August 2, 2019
OPEC	The Organization of the Petroleum Exporting Countries
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PAI	Petrobras America, Inc.
PBGs	Performance-based restricted stock units
Petrobras	Petroleo Brasileiro S.A.
Petrobras Agreement	The agreement among VDEEP and VDDI, on the one hand, and the Petrobras Parties, on the other, relating to the Petrobras Award issued in favor of VDEEP and VDDI
Petrobras Award	The award issued by an international arbitration tribunal to VDEEP and VDDI with respect to the Petrobras Parties' breach of the Drilling Contract
Petrobras Parties	Collectively, Petrobras, PAI and PVIS
PIK	Payment-in-kind
Previous Quarter	the three months ended June 30, 2020
PVIS	Petrobras Venezuela Investments & Services, BV
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$165,736	$231,947
Restricted cash	8,952	2,511
Trade receivables, net	39,110	46,504
Inventory	51,311	48,368
Prepaid expenses and other current assets	15,491	16,507
Total current assets	280,600	345,837
Property and equipment
Property and equipment	803,405	1,002,968
Accumulated depreciation	(264,240)	(281,842)
Property and equipment, net	539,165	721,126
Operating lease ROU assets	4,463	6,706
Other assets	11,161	17,068
Total assets	$835,389	$1,090,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$26,587	$49,599
Other current liabilities	28,324	26,936
Total current liabilities	54,911	76,535
Long–term debt, net of discount and financing costs of $5,191 and $6,421, respectively	344,809	343,579
Other long-term liabilities	15,219	17,532
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, respectively	13	13
Additional paid-in capital	633,924	634,770
Accumulated earnings (deficit)	(214,747)	17,064
Controlling interest shareholders' equity	419,190	651,847
Noncontrolling interests	1,260	1,244
Total equity	420,450	653,091
Total liabilities and shareholders' equity	$835,389	$1,090,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Contract drilling services	$18,069	$35,830	$95,539	$101,575
Contract termination revenue	—	—	—	594,029
Reimbursables and other	2,142	4,814	12,903	15,978
Total revenue	20,211	40,644	108,442	711,582
Operating costs and expenses
Operating costs	27,231	37,915	113,890	114,538
General and administrative	3,829	6,644	15,715	86,014
Depreciation	18,230	18,459	54,647	55,491
Loss on impairment	128,876	—	128,876	—
Total operating costs and expenses	178,166	63,018	313,128	256,043
(Loss) income from operations	(157,955)	(22,374)	(204,686)	455,539
Other (expense) income
Interest income	41	4,245	853	113,614
Interest expense and other financing charges	(8,510)	(10,465)	(25,531)	(36,715)
Other, net	(46)	97	2,321	221
Total other (expense) income	(8,515)	(6,123)	(22,357)	77,120
(Loss) income before income taxes	(166,470)	(28,497)	(227,043)	532,659
Income tax provision (benefit)	2,855	(2,749)	4,752	15,852
Net (loss) income	(169,325)	(25,748)	(231,795)	516,807
Net income (loss) attributable to noncontrolling interests	2	(28)	16	(312)
Net (loss) income attributable to shareholders	$(169,327)	$(25,720)	$(231,811)	$517,119
(Loss) earnings per share
Basic	$(12.91)	$(5.14)	$(17.68)	$102.47
Diluted	$(12.91)	$(5.14)	$(17.68)	$102.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Nine-Month Period Ended September 30, 2019
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
Balance January 1, 2019	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Contributions from holders of noncontrolling interests	—	—	—	—	122	122
Net loss	—	—	—	(47,890)	(14)	(47,904)
Balance March 31, 2019	5,000	$5	$373,972	$(486,560)	$108	$(112,475)
Contributions from holders of noncontrolling interests	—	—	—	—	1,059	1,059
Net income (loss)	—	—	—	590,729	(270)	590,459
Balance June 30, 2019	5,000	$5	$373,972	$104,169	$897	$479,043
Reclassification of contributions from holders of noncontrolling interests (see Note 9)	—	—	—	—	(691)	(691)
Net loss	—	—	—	(25,720)	(28)	(25,748)
Balance September 30, 2019	5,000	$5	$373,972	$78,449	$178	$452,604

	Nine-Month Period Ended September 30, 2020
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance January 1, 2020	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	698			698
Share-based compensation - dividend equivalents	—	—	(2,204)	—	—	(2,204)
Net (loss) income	—	—	—	(30,572)	2	(30,570)
Balance March 31, 2020	13,115	$13	$633,264	$(13,508)	$1,246	$621,015
Share-based compensation	—	—	330	—	—	330
Net (loss) income	—	—	—	(31,912)	12	(31,900)
Balance June 30, 2020	13,115	$13	$633,594	$(45,420)	$1,258	$589,445
Share-based compensation	—	—	330	—	—	330
Net income (loss)	—	—	—	(169,327)	2	(169,325)
Balance September 30, 2020	13,115	$13	$633,924	$(214,747)	$1,260	$420,450

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(231,795)	$516,807
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation expense	54,647	55,491
Amortization of debt financing costs	1,229	1,217
Amortization of debt discount	—	5,354
Amortization of contract value	—	1,643
PIK interest on the Convertible Notes	—	5,779
Share-based compensation expense	1,358	1,053
Deferred income tax (benefit) expense	(36)	59
Loss on disposal of assets	52	109
Gain on settlement of restructuring agreement	(2,278)	—
Loss on impairment	128,876	—
Changes in operating assets and liabilities:
Trade receivables, net	7,394	(8,036)
Inventory	(1,924)	(1,688)
Prepaid expenses and other current assets	483	(2,046)
Other assets	4,250	3,214
Accounts payable	(20,734)	2,320
Other current liabilities and other long-term liabilities	(2,598)	11,011
Net cash (used in) provided by operating activities	(61,076)	592,287
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2,634)	(7,229)
Net cash used in investing activities	(2,634)	(7,229)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from holders of noncontrolling interests	—	1,181
Debt issuance costs	—	(487)
Net cash provided by financing activities	—	694
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(63,710)	585,752
Unrestricted and restricted cash and cash equivalents—beginning of period	242,944	239,387
Unrestricted and restricted cash and cash equivalents—end of period	$179,234	$825,139
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,201	$14,916
Income taxes (net of refunds)	6,918	11,675
Non-cash investing and financing transactions:
Reallocation of Soehanah jack up rig acquisition value from equipment to inventory supplies	1,019	—
PIK interest on the Convertible Notes	—	3,867

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

The Continued Global Spread of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency as COVID-19 continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. The continued global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry.  The response of governments throughout the world to address the spread of COVID-19, including, among other actions, the imposition of travel bans, quarantines and entry restrictions, has notably impacted our operations, particularly challenging the ability to transport personnel and equipment to and from our rigs, and for our customers and their suppliers to be able to seamlessly manage and conduct their respective operations. As a result of these challenges: (a) one of our customers invoked the “force majeure” clause under its drilling contract with us and subsequently terminated the drilling contract in accordance with its terms, and there is the potential for others to similarly exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the Previous Quarter); (c) we reached an agreement in April 2020 to place one rig on a stand-by rate for the majority of the Previous Quarter (such “force majeure” or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company); however, this rig returned to operations in July 2020; (d) we reached agreements with three other customers to delay the start dates of their new drilling programs and we remain in ongoing discussions with another customer regarding our operations and their existing drilling contract and program; (e) we have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity; and (f) we have incurred additional labor costs and could continue to incur additional labor costs in the future as a result of our efforts to keep our personnel safe, quarantine requirements, closures and movement restrictions in certain jurisdictions in which we operate, as well as the home countries in which certain of our offshore personnel are located, which in many cases have impeded, and could continue to impede for the foreseeable future, the regular transportation of crews to their home countries and result in the payment of compensation to stranded crews working longer than their routine rotation schedule (in addition to the use of charter flights in the absence of commercial flights).

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

Impairment of the Titanium Explorer’s Carrying Value

During the three months ended September 30, 2020, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million during the period covered by this Quarterly Report. See “Note 2. Basis of Presentation and Significant Accounting Policies” of these “Notes to Unaudited Consolidated Financial Statements” for additional information regarding the impairment of the Titanium Explorer.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2019 is derived from our December 31, 2019 audited financial statements. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Current assets	$14,266	$14,589
Non-current assets	5,008	3,643
Current liabilities	10,291	11,560
Non-current liabilities	6,438	4,159
Net carrying amount	$2,545	$2,513

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset.  In the three and nine months ended September 30, 2020, we recognized a net loss of approximately $0.1 million related to the sale or retirement of assets. In the nine months ended September 30, 2019, we recognized a net loss of approximately $0.1 million related to the sale or retirement of assets.  No gain or loss was recognized in the three months ended September 30, 2019 related to the sale or retirement of assets.

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

As a result of the spread of COVID-19 and the oil price and market share volatility, we tested for impairment based on impairment indicators identified in the first quarter of 2020. The recoverability test performed resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated from our drilling rigs exceeded their carrying values as of March 31, 2020.  The projections and assumptions used in that analysis did not change significantly during the three months ended June 30,

2020; accordingly, no triggering event had occurred to indicate that the carrying value of our drilling rigs would not be recoverable at that time.

During the three months ended September 30, 2020, we identified indicators that the carrying amounts of our deepwater asset groups may not be recoverable. Such indicators included the continued impact of COVID-19 to global economic activity and the resulting reductions and delays in deepwater oil and gas exploration and development plans on the part of operators leading to increased barriers for the reactivation of stacked rigs. As a result of our impairment testing, we determined that the carrying amount of our longer-term warm stacked drillship, the Titanium Explorer, was impaired and we recognized a non-cash loss on impairment of $128.9 million during the period covered by this Quarterly Report. We measured the fair value of the Titanium Explorer by applying the market approach, using estimates of the exchange price that would be received for the assets in the principal or most advantageous market as of the measurement date. Our estimate of fair value required us to use other significant observable inputs, representative of Level 3 fair value measurements, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value. The recoverability test performed on our other two deepwater rigs resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated by those rigs exceeded their carrying values as of September 30, 2020. The Platinum Explorer is currently operating and the Tungsten Explorer is scheduled to recommence operations in 2021.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition, the Company recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset was amortized on a straight-line basis over the two-year term of the drilling contract, which ended in April 2019. We recognized approximately $1.6 million of amortization expense for intangible assets for the nine months ended September 30, 2019.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses because the customer base and composition of our trade receivables is consistent with customers analyzed in evaluation of historical credit losses. The Company has not historically incurred any material credit losses, the risk characteristics of our customers remain similar and our operational practices have not changed over time. Due to the unprecedented impact of COVID-19 and the oil price and market share volatility (see “The Continued Global Spread of COVID-19” and “Declines in the Demand for Oil and Gas, and the Resulting Oil Price and Market Share Volatility” each of which are set forth above in “Note 1. Organization and

Recent Events” of these “Notes to Unaudited Consolidated Financial Statements”), we are unable to determine at this time reasonable and supportable credit loss forecasts and therefore, have reverted to historical loss information to estimate the allowance for the three and nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts on our trade receivables was immaterial for both periods.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	5,000	13,115	5,047
Restricted share equity awards	—	—	—	16
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	5,000	13,115	5,063

The following sets forth the number of shares excluded from diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Convertible Notes	—	8,115	—	8,075
Restricted share equity awards	200	62	200	—
Future potentially dilutive Ordinary Shares excluded from diluted EPS	200	8,177	200	8,075

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. The foreign exchange gain/loss for the three and nine months ended September 30, 2020, which related to currency exchange rates, was immaterial.  For the three and nine months ended September 30, 2019, we recognized a net gain of approximately $0.1 million and $0.2 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At September 30, 2020, the fair value of the 9.25% First Lien Notes was approximately $199.50 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Recently Issued Accounting Standards:

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts with Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.”  This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2021 and for interim periods therein with early adoption permitted.  We are currently evaluating the provisions of ASU 2020-06 and assessing the impact it may have on our financial position and results of operations, if any.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also simplifies and improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and for interim periods therein with early adoption permitted.  At this time we do not expect that the adoption of this ASU will materially affect our consolidated financial statements.

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$10,220	$6,239	$—	$16,459	$23,265	$11,571	$324	$35,160
Charter lease revenue	—	—	—	—	1,288	—	—	1,288
Amortized revenue	1,022	588	—	1,610	406	588	—	994
Reimbursable revenue	1,817	325	—	2,142	2,229	346	627	3,202
Total revenue	$13,059	$7,152	$—	$20,211	$27,188	$12,505	$951	$40,644

	Nine-Month Period Ended September 30, 2020				Nine-Month Period Ended September 30, 2019
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$48,928	$41,017	$798	$90,743	$64,382	$34,073	$725	$99,180
Contract termination revenue	—	—	—	—	—	594,029	—	594,029
Charter lease revenue	476	—	—	476	3,173	—	—	3,173
Amortized revenue	1,889	3,705	—	5,594	1,375	1,745	—	3,120
Reimbursable revenue	5,991	5,221	417	11,629	6,687	3,255	2,138	12,080
Total revenue	$57,284	$49,943	$1,215	$108,442	$75,617	$633,102	$2,863	$711,582

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Current contract cost assets	$2,248	$132
Noncurrent contract cost assets	259	1,598
Current contract revenue liabilities	3,100	2,912
Noncurrent contract revenue liabilities	339	2,090

Significant changes in contract cost assets and contract revenue liabilities during the nine months ended September 30, 2020 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2019	$1,730	$5,002
Increase (decrease) due to contractual changes	2,986	7,295
Decrease due to recognition of revenue	(2,209)	(8,335)
Decrease due to transfer to payable during the period	—	(523)
Balance as of September 30, 2020 (1)	$2,507	$3,439
(1)

We expect to recognize contract revenues of approximately $0.3 million during the remaining three months of 2020 and $3.1 million thereafter related to unsatisfied performance obligations existing as of September 30, 2020.

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

The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2020	2019	2020	2019
Operating lease cost(1)	Operating costs	$850	$1,480	$2,647	$4,096
Operating lease cost(1)	General and administrative	152	279	455	869
Sublease income	Operating costs	(121)	(124)	(363)	(346)
Sublease income	General and administrative	(62)	(76)	(186)	(220)
Total operating lease cost		$819	$1,559	$2,553	$4,399
(1)

Short-term lease costs were $0.1 million and $0.4 million during the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2019, respectively.  Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheet	September 30, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease ROU assets	$4,463	$6,706
Total leased assets		$4,463	$6,706
Liabilities:
Current operating	Other current liabilities	$1,972	$3,963
Noncurrent operating	Other long-term liabilities	2,801	3,139
Total lease liabilities		$4,773	$7,102

As of September 30, 2020, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining three months of 2020	$638
2021	2,171
2022	1,586
2023	950
2024	—
Thereafter	—
Total future lease payments	$5,345
Less imputed interest	(572)
Present value of lease obligations	$4,773

As of September 30, 2020, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 2.52 years, respectively.  ROU assets and lease liabilities recorded for leases commencing during the three months ended September 30, 2020 was $0.5 million.

The bareboat charter contract on the Soehanah jackup rig was accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operation for the nine months ended September 30, 2019.  In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter, which was originally intended to end on December 31, 2019.  However, under the terms of the bareboat charter, the lease term continued until the rig was redelivered to the Company, which occurred on February 3, 2020.

5. Debt

Our debt was composed of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $5,191 and $6,421, respectively	$344,809	$343,579
Less current maturities of long-term debt	—	—
Long-term debt, net	$344,809	$343,579

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $10.1 million in letters of credit under this facility as of September 30, 2020.

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

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes.  See “Note 5. Debt” of these “Notes to Unaudited Consolidated Financial Statements” for additional information regarding the Conversion.  As of September 30, 2020, 13,115,026 Ordinary Shares were issued and outstanding.

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

No awards were granted to employees or directors during the nine months ended September 30, 2020 and 2019.  During the nine months ended September 30, 2020, 55,074 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards.  For the nine months ended September 30, 2020 and 2019, we recognized share-based compensation expense related to the TBGs of approximately $1.4 million and $1.1 million, respectively.  As of September 30, 2020, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016 Amended MIP.  As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $8.0 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheet at September 30, 2020 to be paid upon settlement of the TBGs.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, a sweeping stimulus bill intended to bolster the U.S. economy and provide emergency financial assistance to qualifying businesses and individuals. The CARES Act, among other things, modified the net operating losses carryovers and carrybacks rules, and included modifications to Section 163(j) of the Code to increase the allowable business interest deduction.   As of September 30, 2020, our analysis of the provisions of the CARES Act revealed no material implications on the income tax provision.

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

The Petrobras Parties filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) seeking a reversal of the Judgment, which confirmed the Petrobras Award and denied their motion for vacatur. The U.S. Court of Appeals for the Fifth Circuit held oral arguments among the parties on June 10, 2020 and on July 16, 2020, the court affirmed the Judgment and the Petrobras Award in our favor and denied the Petrobras Parties’ motion for vacatur.  Subsequently, the Petrobras Parties filed a petition with the Fifth Circuit for a rehearing by the panel that heard the appeal and, separately, for a rehearing by the entire Fifth Circuit. On August 28, 2020, the three-judge panel and the entire Fifth Circuit denied the Petrobras Parties’ respective petitions for rehearing. An appeal to the U.S. Supreme Court is still available to the Petrobras Parties on this matter.

In light of the retention by the Petrobras Parties of their rights, including the right to appeal the Judgment, the Petrobras Parties may assert a claim for the return of all or a portion of the Petrobras Payments made to satisfy the Petrobras Award in the event the U.S. judgment is overturned on appeal. The Company can provide no assurances as to the ultimate outcome of any such appeals. Furthermore, while the Company has obtained judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment, to the extent the Petrobras Parties were to ultimately succeed in their appeal of the Petrobras Award, the Company’s consolidated financial position and results of operations could be materially adversely affected.  In addition, the Petrobras Payments received by VDEEP and VDDI are subject to reductions due to currently owed and future legal fees (including, among others, a contingency fee equal to 10% of the Petrobras Payments) and any applicable taxes. Accordingly, no assurances can be given as to the amount of the Petrobras Payments to be ultimately realized by the Company. At this time, we believe the likelihood that we would incur a loss related to this matter as remote.  As of September 30, 2020, no amounts have been accrued.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States and on April 12, 2019, we filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”). On August 20, 2020, the Brazilian Federal Court dismissed our preliminary statement of defense.  On October 5, 2020, we filed a motion to clarify with the Brazilian Federal Court requesting the reconsideration of certain aspects of the decision dismissing our preliminary statement of defense.  We will be obligated to file a statement of defense in the matter once all of the defendants are served again in this legal proceeding. We understand that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations in Brazil.

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

Restructuring Agreement and the Associated Settlement Agreement

Pursuant to the terms of the Restructuring Agreement among VDC and a majority of our secured creditors, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from VDC, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, entered into discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  On March 4, 2020, we, and our subsidiaries on the one hand, and VDC and their subsidiaries, on the other, entered into a settlement agreement pursuant to which the parties to the settlement agreement agreed to release each other from certain claims in exchange for Vantage paying VDC $15.0 million, subject to the approval of the Court of Grand Cayman.  On March 16, 2020, the Court of Grand Cayman approved the settlement agreement.  On March 25, 2020, the Company paid $15.0 million in accordance with the settlement agreement, fully resolving the matter. We recorded a gain of $2.3 million related to the settlement agreement included in “Other Income” in the Consolidated Statement of Operations during the nine months ended September 30, 2020.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Sales tax receivable	$6,014	$8,356
Other receivables	1,215	1,523
Income tax receivable	63	110
Prepaid insurance	426	683
Current deferred contract costs	2,248	132
Other	5,525	5,703
	$15,491	$16,507

 Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Drilling equipment	$783,234	$963,401
Assets under construction	601	19,991
Office and technology equipment	18,405	18,452
Leasehold improvements	1,165	1,124
	803,405	1,002,968
Accumulated depreciation	(264,240)	(281,842)
Property and equipment, net	$539,165	$721,126

 Other Assets

Other assets consisted of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Noncurrent restricted cash	$4,546	$8,486
Deferred certification costs	3,249	3,959
Noncurrent deferred contract costs	259	1,598
Deferred income taxes	1,958	1,919
Other noncurrent assets	1,149	1,106
	$11,161	$17,068

 Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Interest	$12,229	$4,139
Compensation (1)	6,239	10,370
Income taxes payable	3,098	3,493
Current deferred revenue	3,100	2,912
Current portion of operating lease liabilities	1,972	3,963
Other	1,686	2,059
	$28,324	$26,936
(1)

Includes $1.1 million as of September 30, 2020 and $2.4 million as of December 31, 2019 related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

  Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Noncurrent deferred revenue	$339	$2,090
Deferred income taxes	748	744
2016 MIP - Dividend Equivalents (1)	8,006	5,801
Noncurrent operating lease liabilities	2,801	3,139
Other non-current liabilities	3,325	5,758
	$15,219	$17,532

(1)Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Cash and cash equivalents	$165,736	$231,947
Restricted cash	8,952	2,511
Restricted cash included within Other Assets	4,546	8,486
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$179,234	$242,944

Restricted cash as of September 30, 2020 and December 31, 2019 represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company's Consolidated Balance Sheet as of the dates indicated:

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
Accounts payable to related parties, net	$—	$17,278
	$—	$17,278

See “Note 8. Commitments and Contingencies” of these “Notes to Unaudited Consolidated Financial Statements” for additional information regarding the balances payable to VDC.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts are to be considered shareholder loans. As of September 30, 2020, the total outstanding amount due to ADES for such excess cash contributions was approximately $704,000, which is included in “Other current liabilities” on the Consolidated Balance Sheet.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of September 30, 2020, accounts receivable from ADES totaled approximately $7.3 million and accounts payable to ADES totaled approximately $9.8 million, included in “Trade receivables” and “Accounts payable,” respectively, on the Consolidated Balance Sheet.

Mr. Thomas R. Bates, Jr, the Company’s current chairman and a member of the Board of Directors, served as chairman of Weatherford International (“Weatherford”), a provider of equipment and services to the Company, from December 2019 until June 30, 2020.  The Company engaged in various transactions in the ordinary course of business with Weatherford for the purchase of certain equipment and services during Mr. Bates’ tenure as chairman of Weatherford, which totaled $0.3 million for the six months ended June 30, 2020.

Except for the foregoing, we did not have any related party transactions that were not conducted in the ordinary course of business as of September 30, 2020.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business (excluding reimbursable revenue) represented less than 1% of our total revenue for the three and nine months ended September 30, 2020 and 2019, respectively.

For the three and nine months ended September 30, 2020 and 2019, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 34%, 31% and 29% of consolidated revenue for the three months ended September 30, 2020.  Five customers accounted for approximately 24%, 16%, 14%, 12% and 12% of consolidated revenue for the nine months ended September 30, 2020.  Four customers accounted for approximately 34%, 23%, 14%, and 11% of consolidated revenue for the three months ended September 30, 2019, Contract termination revenue from the Petrobras Parties accounted for approximately 83% of consolidated revenue for the nine months ended September 30, 2019.  Excluding the contract termination revenue received from the Petrobras Parties, four customers accounted for approximately 26%, 24%, 14% and 12% of consolidated revenue for the nine months ended September 30, 2019.

Our revenue by country was as follows for the periods indicated (periods representing revenues of less than 10% are included in “Other countries”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(unaudited, in thousands)
Cayman	$—	$—	$—	$561,530
India	6,933	9,374	25,817	—
Lebanon	—	—	17,347	—
Congo	—	7,807	13,272	—
Gabon	—	7,901	—	—
Qatar	5,805	5,560	14,780	—
Indonesia	6,294	—	14,476	—
Malaysia	—	4,632	—	—
Other countries (1)	1,179	5,370	22,750	150,052
Total revenues	$20,211	$40,644	$108,442	$711,582
(1)	“Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country, was as follows as of the dates indicated (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	September 30, 2020	December 31, 2019
(unaudited, in thousands)
International waters	$230,082	$—
South Africa	—	149,231
India	115,303	126,124
Indonesia	70,886	75,830
Egypt	—	207,166
Other countries (1)	122,894	162,775
Total property and equipment	$539,165	$721,126
(1)	“Other countries” represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2020 and our results of operations for the three and nine months ended September 30, 2020 and 2019. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of November 2, 2020.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Gabon	Warm stacked
Aquamarine Driller	2009	375	30,000	Malaysia	Warm stacked
Topaz Driller	2009	375	30,000	Malta	Contract Preparation
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Titanium Explorer	2012	12,000	40,000	South Africa	Warm stacked
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Warm stacked
(1)	The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer, Titanium Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments

The Continued Global Spread of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency as COVID-19 continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. The continued global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry.  The response of governments throughout the world to address the spread of COVID-19, including, among other actions, the imposition of travel bans, quarantines and entry restrictions, has notably impacted our operations, particularly challenging the ability to transport personnel and equipment to and from our rigs, and for our customers and their suppliers to be able to seamlessly manage and conduct their respective operations. As a result of these challenges: (a) one of our customers invoked the “force majeure” clause under its drilling contract with us and subsequently terminated the drilling contract in accordance with its terms, and there is the potential for others to similarly exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the Previous Quarter); (c) we reached an agreement in April 2020 to place one rig on a stand-by rate for the majority of the Previous Quarter (such “force majeure” rates or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company); however, this rig returned to operations in July 2020; (d) we reached agreements with three other customers to delay the start dates of their new drilling programs and we remain in ongoing discussions with another customer regarding our operations and their existing drilling contract and program; (e) we have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity; and (f) we have incurred additional labor costs and could continue to incur additional labor costs in the future as a result of our efforts to keep our personnel safe, quarantine requirements, closures and movement restrictions in certain jurisdictions in which we operate, as well as the home countries in which certain of our offshore personnel are located, which in many cases have impeded, and could continue to impede for the foreseeable future, the regular transportation of crews to their home countries and result in the payment of compensation to stranded crews working longer than their routine rotation schedule (in addition to the use of charter flights in the absence of commercial flights).

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

The full impact of the decrease in global oil and gas prices continues to evolve as of the date of this Quarterly Report. Oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreaks, changes in oil and gas inventories and industry demand, and therefore, the Company cannot predict if and when oil and gas prices will improve and stabilize. While our management is actively monitoring the foregoing events and its associated financial impact on us, it is uncertain at this time as to the full magnitude that depressed oil and gas prices will have on our financial condition and future results of operations.  See “Risk Factors—The continued global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations” in Part II, Item 1A. of this Quarterly Report.  While there is continued uncertainty surrounding the extensiveness and duration of this industry downturn, we do believe that the confluence of these significant, unforeseen events are not necessarily indicative of future events and as such, our historical statements may not be indicative of future performance.

The Company is focused on mitigating the impact of the foregoing events on its business.  In the Previous Quarter, we commenced a plan to reduce our costs and preserve our cash.  For example, we (i) reduced the annual compensation payable to our independent members of the Board of Directors by 20% as well as the salaries of our workforce by approximately 15 to 20% depending on the position, and subsequently replaced it with a longer-term 10% reduction to annual compensation payable to our independent members of the Board of Directors as well as the salary of our workforce across the Company beginning on July 1, 2020, (ii) secured material price reductions from certain of our vendors and (iii) initiated significant reductions in both our onshore and offshore personnel in June 2020 to reflect the lower levels of operating activity.  We continue to actively seek measures to reduce our operating costs and preserve our cash during these unprecedented times.  See our Current Report on Form 8-K, which was filed with the SEC on July 1, 2020, for further information regarding reductions in the salaries of our executive officers in an attempt to reduce the Company’s operating and corporate costs in light of the global economic decline and the public health crisis resulting from the spread of COVID-19.

Impairment of the Titanium Explorer’s Carrying Value

During the three months ended September 30, 2020, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million during the period covered by this Quarterly Report. See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information regarding the impairment of the Titanium Explorer.

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

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services.  In its September 2020 Oil Market Report, the International Energy Agency stated that it expects (i) demand to fall by 8.4 million barrels per day in 2020 and (ii) demand to grow by 5.5 million barrels per day in 2021 (in each case as compared to the preceding year). The continued global spread of COVID-19 and the resulting collapse in global economic activity, coupled with the short-lived price war between Saudi Arabia and Russia, have led to significant reductions and delays in oil and gas exploration and development plans on the part of operators.  Though OPEC, Russia and other major oil and gas producing nations reached an agreement to drastically cut oil production, the efforts to contain COVID-19 will continue to depress global economic activity and the supply and demand imbalance of oil will likely continue, leading to a volatile oil market for the remainder of 2020 and likely beyond. As a result of this decline in demand for the foreseeable future, operators have drastically cut their capital spending in the offshore space.

In addition to the macroeconomic challenges which have led to reduced demand for drilling rigs, the additional supply of new-build rigs is further depressing the market. According to Bassoe, there are currently 44 jackups and 26 deepwater/harsh environment floaters on order at shipyards. It is unclear when these drilling rigs will actually be delivered, if at all, as many rig deliveries have (i) already been deferred to later dates, (ii) been canceled entirely or (iii) been built on speculation that rigs are unlikely to secure funding to enable delivery under existing market conditions.

In response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates as most drilling contractors preferred to maintain rigs in an active state and customers have generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 outbreak, this downward pressure on pricing was starting to reverse itself as evidenced by opportunities for our services increasing over the past year and dayrates were showing signs of general improvement. However, with the continued spread, and resulting impact, of COVID-19, dayrates, rig activity and contract opportunities each continued to decline.

In response to an oversupply of drilling rigs, a number of our competitors began removing older, less competitive, rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.  This trend has accelerated in recent months.  According to Bassoe, 265 rigs have been removed from the drilling fleet since the oil price decline in 2014. Of these 265 rigs, 142 are floaters (i.e., semisubmersibles and drillships) and 123 are jackups. We expect further rig recycling to occur with warm stacked rigs (and potentially recently operated rigs) joining cold-stacked rigs as candidates for recycling. This emphasis on recycling of rigs is expected to narrow the gap somewhat between rig supply and demand. However, we do not anticipate that the reduction in the supply of offshore drilling rigs will be sufficient to materially improve, and ultimately offset the impact of the current market conditions in 2020, especially with regard to the deepwater segment where significant fleet reduction is needed before any material improvements can be seen.

In addition to the expected increase in recycling, many offshore drillers with significant levels of debt on their balance sheets are currently pursuing, or may elect to pursue in the near-term, debt restructurings.  These debt restructurings may result in lower cost structures, and additional pressure and incentive to recycle rigs.  As drillers emerge from these debt restructurings, it is likely that consolidation will occur, reducing the number of industry participants.  The combination of recycling, restructuring and consolidation will be necessary for the industry to regain firmer footing.  Any industry recovery will also depend significantly on improvements to global macroeconomic conditions.

The oil and gas industry generally, as well as the global economy at large, has been significantly impacted by the spread of COVID-19, and we are unable to predict at this time when market conditions may improve or estimate the ultimate impact that current market conditions may have on our financial condition and results of operations (see “Risk Factors—The continued global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations” and “—The ultimate impact and effects of the spread of COVID-19 and the resulting pandemic are highly uncertain and cannot be predicted at this time” in Part II, Item 1A. of this Quarterly Report).

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of September 30, 2020 and thereafter (based on information available at that time). For more information regarding the impact of the current economic environment on the status of certain of our existing contracts, please refer to “Recent Developments” in this Part I, Item 2 as well as our Current Report on Form 8-K, which was filed with the SEC on April 6, 2020, and further supplemented by our Current Reports on Form 8-K, which were filed with the SEC on May 12, 2020, June 2, 2020 and July 1, 2020, respectively.

	Percentage of Days Contracted		Revenues Contracted (1) (in thousands)
	2020	2021	2020	2021	Beyond
Jackups	36%	34%	$8,904	$50,335	$7,401
Drillships	19%	11%	$5,357	$18,542	$—
(1)

Includes contract(s) with operating day rates that may vary based on a variable oil price index rate mechanism calculated utilizing the then applicable average price of Brent crude.  For purposes of calculating the backlog with contracts that contain a variable oil price indexed rate mechanism we utilize the applicable oil price as of quarter end multiplied by the number of days remaining in the firm contract period.  The average dayrate over the term of the contract could be lower or higher depending upon the average price of Brent crude for such measurable period and such adjustments are not estimated in the backlog dayrate.  As certain of our drilling contracts are denominated in currencies other than the USD, backlog could also vary due to movements in the applicable exchange rates.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Jackups
Rigs available (at end of period)	5	5	5	5
Available days (1)	460	368	1,335	1,092
Utilization (2)	40.0%	98.4%	62.2%	96.8%
Average daily revenues (3)	$61,159	$65,388	$61,186	$62,194
Deepwater
Rigs available	3	3	3	3
Available days (1)	276	276	822	819
Utilization (2)	28.2%	41.3%	45.1%	41.0%
Average daily revenues (3)	$87,650	$106,660	$120,521	$106,579

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

For the Three Months Ended September 30, 2020 and 2019

Net loss attributable to shareholders for the Current Quarter was $169.3 million, or $12.91 per basic share, on operating revenues of $20.2 million, compared to net loss attributable to shareholders for the Comparable Quarter of $25.7 million, or $5.14 per basic share, on operating revenues of $40.6 million.

The following table is an analysis of our operating results for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$18,069	$35,830	$(17,761)	-50%
Reimbursables and other	2,142	4,814	(2,672)	-56%
Total revenues	20,211	40,644	(20,433)	-50%
Operating costs and expenses
Operating costs	27,231	37,915	(10,684)	-28%
General and administrative	3,829	6,644	(2,815)	-42%
Depreciation	18,230	18,459	(229)	-1%
Loss on impairment	128,876	-	128,876	**
Total operating costs and expenses	178,166	63,018	115,148	183%
Loss from operations	(157,955)	(22,374)	(135,581)	606%
Other (expense) income
Interest income	41	4,245	(4,204)	-99%
Interest expense and financing charges	(8,510)	(10,465)	1,955	-19%
Other, net	(46)	97	(143)	-147%
Total other expense	(8,515)	(6,123)	(2,392)	39%
Loss before income taxes	(166,470)	(28,497)	(137,973)	484%
Income tax (benefit) provision	2,855	(2,749)	5,604	-204%
Net loss	(169,325)	(25,748)	(143,577)	558%
Net income (loss) attributable to noncontrolling interests	2	(28)	30	-107%
Net loss attributable to shareholders	$(169,327)	$(25,720)	$(143,607)	558%

Revenue: Total revenue decreased $20.4 million due primarily to the decrease in operating activities in the Current Quarter.

Contract drilling revenue decreased 50% for the Current Quarter as compared to the Comparable Quarter. During the Current Quarter, only three of our rigs were operational due to the fact that: (i) three of our drilling contracts were terminated in the Previous Quarter as a result of the volatility in oil prices and the challenges presented by the spread of COVID-19; (ii) another drilling contract expired in the Previous Quarter in accordance with its terms; and (iii) another drilling contract was amended to reduce the applicable dayrate.  The decrease in our contract drilling revenue for the Current Quarter as compared to the Comparable Quarter was primarily a result of these contract changes.

Reimbursables and other revenue for the Current Quarter decreased $2.7 million as compared to the Comparable Quarter as a result of the changes in drilling contracts discussed immediately above as well as the termination of the bareboat charter lease on the Soehanah jackup rig, which was redelivered to the Company in February 2020.

Operating costs: Operating costs for the Current Quarter decreased $10.7 million as compared to the Comparable Quarter.  The decrease in operating costs was primarily the result of changes to our drilling contracts which resulted in only three of our rigs operating in the Current Quarter.

Loss on impairment: During the Current Quarter, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million during the Current Quarter. See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information regarding the impairment of the Titanium Explorer’s carrying value.

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to cost cutting initiatives to reflect the lower levels of operating activity in the Current Quarter. General and administrative expenses for the Current Quarter and for the Comparable Quarter included an expense of approximately $0.2 million and a credit of approximately $0.7 million, respectively, for non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Quarter decreased 1% as compared to the Comparable Quarter, due primarily to certain assets becoming fully depreciated.

Interest income: Interest income for the Current Quarter decreased $4.2 million as compared to the Comparable Quarter, due primarily to lower interest rates earned on lower cash investments during the Current Quarter.

Interest expense and financing charges: Interest expense for the Current Quarter decreased 19% as compared to the Comparable Quarter due to lower outstanding debt after the Conversion of the Convertible Notes in December 2019. Interest expense includes non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $0.4 million and $2.3 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange for the Current Quarter was immaterial.  Net foreign currency exchange gain of $0.1 million was included in “other, net,” for the Comparable Quarter.

Income tax provision: Income tax expense increased in the Current Quarter as compared to the Comparable Quarter, due to the impact of the annualized effective tax rate and the impact of the contract termination revenue received from the Petrobras Parties in the three months ended June 30, 2019. Our annualized effective tax rate for the Current Quarter is negative 2.46% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Quarter was 3.43% based on estimated annualized profit before income taxes, excluding income tax discrete items.

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

For the Nine Months Ended September 30, 2020 and 2019

Net loss attributable to shareholders for the Current Period was $231.8 million, or $17.68 per basic share, on operating revenues of $108.4 million, compared to net income attributable to shareholders for the Comparable Period of $517.1 million, or $102.47 per basic share, on operating revenues of $711.6 million.

The following table is an analysis of our operating results for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$95,539	$101,575	$(6,036)	-6%
Contract termination revenue	—	594,029	(594,029)	-100%
Reimbursables and other	12,903	15,978	(3,075)	-19%
Total revenues	108,442	711,582	(603,140)	-85%
Operating costs and expenses
Operating costs	113,890	114,538	(648)	-1%
General and administrative	15,715	86,014	(70,299)	-82%
Depreciation	54,647	55,491	(844)	-2%
Loss on impairment	128,876	-	128,876	**
Total operating costs and expenses	313,128	256,043	57,085	22%
(Loss) income from operations	(204,686)	455,539	(660,225)	-145%
Other (expense) income
Interest income	853	113,614	(112,761)	-99%
Interest expense and financing charges	(25,531)	(36,715)	11,184	-30%
Other, net	2,321	221	2,100	950%
Total other (expense) income	(22,357)	77,120	(99,477)	-129%
(Loss) income before income taxes	(227,043)	532,659	(759,702)	-143%
Income tax provision	4,752	15,852	(11,100)	-70%
Net (loss) income	(231,795)	516,807	(748,602)	-145%
Net income (loss) attributable to noncontrolling interests	16	(312)	328	-105%
Net (loss) income attributable to shareholders	$(231,811)	$517,119	$(748,930)	-145%

Revenue: Total revenue decreased $603.1 million due primarily to the impact of the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Comparable Period.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional details on payments received from the Petrobras Parties.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

Contract drilling revenue decreased 6% for the Current Period as compared to the Comparable Period. The decrease was primarily due to lower utilization on three jackup rigs due to the drilling contracts being terminated as a result of the volatility in oil prices and the challenges presented by the spread of COVID which resulted in a decrease of $25.3 million in contract drilling revenue. These decreases were offset by higher utilization of the Tungsten Explorer during the Current Period as compared to the Comparable Period, which resulted in an increase of $11.5 million in contract drilling revenue and the commencement of operations of the Soehanah jackup rig, which contributed an additional $12.4 million in contract drilling revenue during the Current Period.

Operating costs: Operating costs for the Current Period decreased 1% as compared to the Comparable Period primarily as a result of lower operations support costs in the Current Period as compared to the Comparable Period as a result of reductions in personnel headcount and salaries paid to personnel.

Loss on impairment: During the Current Quarter, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million during the Current Quarter. See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional information.

General and administrative expenses: Decreases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to a $69.3 million decrease in legal expenses associated with non-routine matters, including among others, a $62.6 million contingency fee related to the collection of the Petrobras Award.   General and administrative expenses for the Current Period and for the Comparable Period include approximately $0.9 million and $0.7 million, respectively, for non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Period decreased 2% as compared to the Comparable Period, due primarily to certain assets becoming fully depreciated.

Interest income: Interest income for the Current Period decreased $112.8 million as compared to the Comparable Period, due primarily to interest related to the Petrobras Payments received during the Comparable Period.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional details on the Petrobras Payments.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

Interest expense and financing charges: Interest expense for the Current Period decreased 30% as compared to the Comparable Period due to lower outstanding debt after the Conversion of the Convertible Notes in December 2019. Interest expense includes non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $1.2 million and $12.3 million for the Current Period and the Comparable Period, respectively.

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

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange for the Current Period was immaterial.  Net foreign currency exchange gain of $0.2 million was included in “other, net,” for the Comparable Period.

Income tax provision: Income tax expense decreased in the Current Period as compared to the Comparable Period, due primarily to the Titanium Explorer contract termination revenue received from the Petrobras Parties during the Comparable Period and a decline in revenue due to termination of certain drilling contracts in the Current Period.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional details on the payments received from the Petrobras Parties.  The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2. Our annualized effective tax rate for the Current Period is negative 2.46% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Period was 3.43% based on estimated annualized profit before income taxes excluding income tax discrete items.

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

We have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity. We are actively seeking measures to reduce our operating costs and preserve cash during these challenging times.  For example, we (i) reduced the annual compensation payable to our independent members of the Board of Directors by 20% as well as the salaries of our workforce by approximately 15 to 20% depending on the position and subsequently replaced it with a longer-term 10% reduction to annual compensation payable to our independent members of the Board of Directors as well as the salary of our workforce across the Company beginning on July 1, 2020, (ii) secured material price reductions from certain of our vendors and (iii) initiated significant reductions in both our onshore and offshore personnel in June 2020 to reflect the lower levels of operating activity.  We remain committed to actively seeking measures to reduce our operating costs and preserve our cash during these unprecedented times. The effects of the decline in global economic activity and other oil price and market share volatility may cause us to implement additional cost reduction measures and alter our general financial strategy.

As of September 30, 2020, we have adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. As a result of these factors, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our consolidated financial statements are issued and therefore, have been prepared under the going concern assumption.

As of September 30, 2020, we had working capital of approximately $225.7 million, including approximately $165.7 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through September 30, 2021 of approximately $32.4 million. We anticipate capital expenditures through September 30, 2021 to be between approximately $4.5 million and $5.5 million, for sustaining capital and capital spares. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades.  These costs could be significant and may not be fully recoverable from the customer. Based on our expected levels of activity, incremental expenditures through September 30, 2021 for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $22.2 million and $27.1 million. As of September 30, 2020, we had $39.9 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Nine Months Ended September 30,
(unaudited, in thousands)	2020	2019
Cash flows (used in) provided by:
Operating activities	$(61,076)	$592,287
Investing activities	(2,634)	(7,229)
Financing activities	—	694

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

Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020.  During the Current Quarter, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.  See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for a discussion of our impairment analysis of our drilling rigs performed in the first and third quarters of 2020.

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

Interest Rate Risk: As of September 30, 2020, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2020, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The continued global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations.

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

Moreover, the COVID-19 pandemic has generally affected our customers, suppliers, vendors, and other business partners, but we are not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. If our customers or suppliers experience material and adverse business consequences due to the spread of COVID-19, demand for our services could also be adversely affected, and existing counterparties could seek to invoke “force majeure” clauses under their contracts with us and/or terminate such contracts. For example, as of the date of this Quarterly Report, and as a result of these challenges: (a) one of our customers invoked the “force majeure” clause under its drilling contract with us and subsequently terminated the drilling contract in accordance with its terms, and there is the potential for others to similarly exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the Previous Quarter); (c) we reached an agreement in April 2020 to place one rig on a stand-by rate for the majority of the Previous Quarter (such “force majeure” rates or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company); however, this rig returned to operations in July 2020; (d) we reached agreements with three other clients to delay the start dates of their new drilling programs and we continue to be in discussions with another customer regarding our operations and their existing drilling contract and program; (e) we have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity; and (f) we have incurred additional labor costs and could continue to incur additional labor costs in the future as a result of our efforts to keep our personnel safe, quarantine requirements, closures and movement restrictions in certain jurisdictions in which we operate, as well as the home countries in which certain of our offshore crews are located, which in many cases have impeded, and could continue to impede the foreseeable future, the regular transportation of crews to their home countries and result in the payment of compensation to stranded crews working longer than their routine rotation schedule (in addition to the use of charter flights in the absence of commercial flights).

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

There remains continued and significant uncertainty relating to the impact of COVID-19 which is predicated on future developments that cannot be determined or predicted with certainty at this time, including, but not limited to, the occurrence of a ‘second wave’ in the markets in which we, our customers and suppliers operate. Due to the ongoing impact of COVID-19 on global economic activity and the resulting reductions and delays in deepwater oil and gas exploration and development plans on the part of operators, we recognized a non-cash loss on impairment with respect to the Titanium Explorer in the Current Quarter. We are continuously monitoring our own operations and have taken, and intend to continue to take, appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of our abilities. Nevertheless, there can be no assurances that we will be successful in doing so. The ultimate magnitude and effect of the continued spread of COVID-19 globally, and the resulting social, economic and labor instability attributable to COVID-19, cannot be predicted or estimated at this time.

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

VANTAGE DRILLING INTERNATIONAL

Date: November 16, 2020	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)