Form 10-K
period 2020-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2021-03-18
CIK 1465872

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Ordinary Shares held by non-affiliates on June 30, 2020, was approximately $33,586,000.  The number of the registrant’s Ordinary Shares outstanding as of March 8, 2021 is 13,115,026 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors,” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

•	reduced expenditures by oil and gas exploration and production companies;
•	general economic conditions and conditions in the oil and gas industry, including the worldwide supply and demand for oil and gas, and expectations regarding future prices of oil and gas;
•	our level of indebtedness;
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
•

governmental, tax and environmental regulations and related actions and legal matters, including the actions taken by governments in response to the spread of COVID-19, as well as the results and effects of legal proceedings and governmental audits, assessments, orders and investigations;

•	termination or renegotiation of our customer contracts, including, but not limited to, as a result of the COVID-19 outbreak;
•	excess supply of drilling units worldwide;
•	competition within our industry;
•	losses on impairment of long-lived assets;
•	any non-compliance with the FCPA and any other anti-corruption laws;
•	the sufficiency of our internal controls;
•	growing focus on climate change and its impact on the reputation of fossil fuel products or services;
•	operating hazards in the offshore drilling industry;
•	ability to obtain indemnity from customers;
•	adequacy of insurance coverage upon the occurrence of a catastrophic event;
•	effects of new products and new technology on the market;
•	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;
•	our small number of customers;
•	consolidation of our competitors and suppliers;
•	changes in the status of pending, or the initiation of new, litigation, claims or proceedings, including our ability to prevail in the defense of any appeal or counterclaim;
•	changes in legislation removing or increasing current applicable limitations of liability;

•	limited mobility of our drilling units between geographic regions;
•	levels of operating and maintenance costs;
•	our dependence on key personnel;
•	availability of workers and the related labor costs;
•	increased cost of obtaining supplies;
•	changes in tax laws, treaties or regulations;
•	credit risks of our key customers and certain other third parties;
•	our ability to incur additional indebtedness;
•	compliance with restrictions and covenants in our debt agreements;
•	our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. law; and
•	identifying and completing acquisition opportunities.

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

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bassoe	Bassoe Offshore A.S.
Board of Directors	The Company's board of directors
Comparable Year	The year ended December 31, 2019
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Means SARS-CoV-2 or COVID-19, and any evolutions or mutations thereof or related or associated epidemics, pandemic or disease outbreaks.
Current Year	The year ended December 31, 2020
DOJ	U.S. Department of Justice
Drilling Contract	The Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between PVIS and VDEEP (and subsequently novated to PAI and VDDI)
EBITDA	Earnings before interest, taxes and depreciation and amortization
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act, as amended
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
Investment Company Act	Investment Company Act of 1940, as amended
IRS	U.S. Internal Revenue Service
LSTC	Liabilities Subject to Compromise
MPD	Managed pressure drilling system
New Shares	Shares issued by the reorganized Company
Non-U.S. Holder	A beneficial owner of the Ordinary Shares (other than a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) that is not a U.S. Holder
Offer	An offer by the Company to repurchase up to $75.0 million of the 9.25% First Lien Notes
Offer Expiration Date	11:59 pm (New York City time) on August 2, 2019
OPEC	The Organization of the Petroleum Exporting Countries
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PAI	Petrobras America, Inc.
PBGs	Performance-based restricted stock units
Petrobras	Petroleo Brasileiro S.A.
Petrobras Agreement	The agreement among VDEEP and VDDI, on the one hand, and the Petrobras Parties, on the other, relating to the Petrobras Award issued in favor of VDEEP and VDDI
Petrobras Award	The award issued by an international arbitration tribunal to VDEEP and VDDI with respect to the Petrobras Parties' breach of the Drilling Contract
Petrobras Parties	Collectively, Petrobras, PAI and PVIS
PIK	Payment-in-kind
PVIS	Petrobras Venezuela Investments & Services, BV
QLE	A qualified liquidity event as defined in the 2016 Amended MIP

Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

Drillships

Drillships are self-propelled and suited for drilling in remote locations because of their mobility and large load carrying capacity. While both of our drillships are dynamically positioned and designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet, the Platinum Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water. Each drillship’s hull design has a variable deck load in excess of 20,000 tons and measures approximately 781 feet long by 138 feet wide. Both of our drillships were built at Daewoo Shipbuilding & Marine Engineering shipyard in South Korea.

The following table sets forth certain information concerning our offshore drilling fleet as of March 11, 2021.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Gabon	Contract preparation
Aquamarine Driller	2009	375	30,000	Malaysia	Contract preparation
Topaz Driller	2009	375	30,000	Malta	Mobilizing
Soehanah	2007	375	30,000	Indonesia	Warm stacked
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Warm stacked
(1)

The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water. On December 31, 2020, we entered into the Purchase and Sale agreement (as defined below under “Recent Developments – Purchase and Sale Agreement to Sell the Titanium Explorer”) to sell the Titanium Explorer, which closed on March 10, 2021.  The Titanium Explorer is classified as held for sale on our Consolidated Balance Sheet as of December 31, 2020.

Recent Developments

The Continued Global Spread of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency as COVID-19 continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. The continued global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry.  The response of governments throughout the world to address the spread of COVID-19, including, among other actions, the imposition of travel bans, quarantines and entry restrictions, has notably impacted our operations, particularly challenging the ability to transport personnel and equipment to and from our rigs, and for our customers and their suppliers to be able to seamlessly manage and conduct their respective operations.  See “Note 1. Organization and Recent Events” of the “Notes to Consolidated Financial Statements” for additional information regarding the impact of COVID-19 on our drilling contracts.

The impact of these challenges in 2020 resulted in (i) lower revenue due to terminations of (or amendments to) certain of our drilling contracts and (ii) increased expenses due to higher labor and related costs.  We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations on a go-forward basis; however, the Company has been actively managing and continues to actively manage the business in an attempt to mitigate the impact of these matters on the Company’s operations.  In order to decrease the Company’s overall operating expenses, the Company undertook significant headcount and salary reductions, both onshore and offshore, as well as other cost reduction measures to reflect the lower operating activity.  For more information regarding the impact of these challenges on the status of certain of our contracts, please refer to our Current Report on Form 8-K, which was filed with the SEC on April 6, 2020, as further supplemented by our Current Reports on Form 8-K, which were filed with the SEC on May 12, 2020, June 2, 2020 and July 1, 2020, respectively.

The COVID-19 pandemic continues to spread worldwide, and the extent of the impact of the COVID-19 pandemic on our operational and financial performance beyond 2020 will depend in large part on future developments, which cannot be predicted with confidence at this time.  Such developments include, but are not limited to, the duration and further spread of COVID-19, including the discovery of any new strains of COVID-19, the development, availability and effectiveness of treatments or vaccines for COVID-19, and the general resuming of widespread economic activity. Therefore, we can give no assurances that the spread of COVID-19 will not have a material adverse effect on our financial position or results of operations in 2021 and beyond.

Declines in the Demand for Oil and Gas, and the Resulting Oil Price and Market Share Volatility

The collapse in global economic activity resulting from the COVID-19 outbreak in 2020 caused demand for global oil and gas to significantly decline.  Moreover, members of OPEC and Russia failed to reach an agreement in March 2020 to extend previously agreed upon oil production cuts and make much needed additional oil production cuts. Thereafter, Saudi Arabia announced an immediate significant reduction in its oil export prices and Russia announced that all agreed oil production cuts between Russia and OPEC members would expire on April 1, 2020. The termination of the previous cooperation between Saudi Arabia and Russia had an immediate impact given that it had supported global oil prices in the past.  Saudi Arabia’s subsequent decision to dramatically increase its oil production and engage in a price war with Russia led to a massive oversupply of oil, which resulted in the overwhelming of global oil storage capacities.

This price and market share war was later reversed with OPEC, Russia and many of the world’s major oil producers reaching a record production cut agreement on April 12, 2020 and extending such agreement on June 6, 2020. However, the confluence of the spread of COVID-19 and the resulting global oil surplus significantly and adversely impacted the oil and gas industry beginning in the second quarter of 2020, causing (i) an unprecedented drop in oil prices, with Brent crude reaching $19.33 per barrel, its lowest price since 1999, and (ii) ensuing reductions of exploration and production company capital and operating budgets.  Though OPEC, Russia and other major oil and gas producing nations agreed to either cut or maintain levels of oil production as was the case in March 2021, the efforts to contain COVID-19 could continue to depress global economic activity in the near-term, and the supply and demand imbalance of oil and gas will likely continue for the foreseeable future.  Notwithstanding the recent recovery in global oil prices since (i) the development and availability of vaccines for COVID-19, (ii) the perception of the reopening of global economies along with (iii) the injection of substantial government monetary and fiscal stimulus, volatility of and uncertainty around global oil prices persist.

It was this volatility and uncertainty in global oil and gas prices that caused oil and gas producers to cancel or delay drilling tenders in 2020, which negatively impacted our reported backlog and could potentially and negatively impact our future backlog.  Further, material payment delays, modifications or cancellations on our underlying contracts (including, but not limited to, delays, modifications or cancellations directly or indirectly attributable to COVID-19) reduced the amount of backlog previously reported (and could further reduce the amount of backlog currently reported) and consequently, could inhibit the conversion of that backlog into revenues.

The potential for oil prices to decline in the future continues to put pressure on oil and gas activity levels, particularly in the deepwater segment. Oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreaks, changes in oil and gas inventories and industry demand, and therefore, the Company cannot predict how long oil and gas prices remain stable or further improve, if at all, or whether they could reverse course and decline. While our management is actively monitoring the foregoing events and its associated financial impact on us, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

The Company has been, and remains focused on mitigating the impact of the foregoing events on its business.  In the second quarter of 2020, we commenced a plan to reduce our costs and preserve our cash.  For example, we (i) reduced the annual compensation payable to our independent members of the Board of Directors by 20% as well as the salaries of our workforce by approximately 15 to 20% depending on the position, and subsequently replaced it with a longer-term 10% reduction to annual compensation payable to our independent members of the Board of Directors as well as the salary of our workforce across the Company beginning on July 1, 2020, (ii) secured material price reductions from certain of our vendors and (iii) initiated significant reductions in both our onshore and offshore personnel in June 2020 to reflect the lower levels of operating activity.  We continue to actively seek measures to reduce our operating costs and preserve our cash during these unprecedented times.  See our Current Report on Form 8-K, which was filed with the SEC on July 1, 2020, for further information regarding reductions in the salaries of our executive officers in an attempt to reduce the Company’s operating and corporate costs in light of the global economic challenges and the public health crisis resulting from the spread of COVID-19.

Platinum Explorer Contract Award

On February 3, 2021, VDI received a letter of award from Oil and Natural Gas Company (ONGC) for a two-year contract with the Platinum Explorer.  The Platinum Explorer is currently performing under an existing three-year contract with ONGC, which is expected to conclude in the second quarter of 2021.  The new contract with ONGC is expected to begin once the existing campaign concludes.  Expected revenues over the new two-year contract term, exclusive of service tax, are approximately $109 million.

Operations and Management Agreement with Seadrill Partners

On February 9, 2021, Vantage Holdings International (“VHI”), a subsidiary of VDI, entered into a Framework Agreement with Seadrill Partners LLC (“Seadrill Partners”) pursuant to which certain subsidiaries of VHI (the “VHI Entities”) entered into and will enter into additional, management and marketing agreements (the “Management and Marketing Agreements”) with certain subsidiaries of Seadrill Partners (the “Seadrill Entities”).  Under the Management and Marketing Agreements, the VHI Entities will provide marketing and operations management services in respect of certain deepwater floaters owned by the Seadrill Entities.  These Management and Marketing Agreements are subject to the approval of the U.S. Bankruptcy Court for the Southern District of Texas.

Drilling Contract Arbitration.

On February 22, 2021, the U.S. Supreme Court denied the Petrobras Parties’ petition for certiorari in their efforts to seek the reversal of the U.S. Court of Appeals for the Fifth Circuit’s decision to affirm the U.S. District Court – Texas’s judgment confirming the Petrobras Award.   This denial by the U.S. Supreme Court ended the drilling contract arbitration with the Petrobras Parties and all related appeals. See “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” for additional details on the Drilling Contract Arbitration.

Purchase and Sale Agreement to Sell the Titanium Explorer

On December 31, 2020, we entered into a purchase and sale agreement with Best Oasis Limited (the “Buyer”) to sell the Titanium Explorer (the “Purchase and Sale Agreement”), subject to the closing conditions contained in such agreement, for an aggregate purchase price of $13.8 million and we subsequently classified the rig as held for sale on our Consolidated Balance Sheet.  The transaction contemplated by the Purchase and Sale Agreement closed on March 10, 2021.  Pursuant to the Purchase and Sale Agreement, the Buyer is required to recycle the rig in an environmentally sound manner.

Impairment of the Titanium Explorer’s Carrying Value

During the third quarter of 2020, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million as of September 30, 2020. See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” for additional information regarding the impairment of the Titanium Explorer.

Restructuring Agreement and the Associated Settlement Agreement

The Company entered into a settlement agreement with VDC on March 4, 2020 to release each other from claims pertaining to certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  See “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” for additional details on the Restructuring Agreement and the associated settlement agreement.

Strengths

We believe our primary competitive strengths include the following:

We own and operate a diversified, premium fleet. We have a diversified fleet of seven high-specification drilling units that is capable of providing premium drilling services for both shallow water and deepwater applications. We recognize that shallow water and deepwater business cycles may differ, particularly during an industry recovery, and believe our fleet diversity reduces our reliance on any particular market segment. Our fleet currently includes five jackup rigs and two drillships.

•

Jackup rigs. We believe that our ultra-premium jackup rigs compare favorably to the majority of the current global jackup rig fleet, which is primarily comprised of rigs that are older, smaller and less capable due to their reliance on, and utilization of, less modern equipment. Each of our jackup rigs is aged 14 years old or less and has a water depth capability of 375 feet and drilling depth capability of 30,000 feet. Our jackup rigs are equipped with offline stand-building systems, which provide significant drilling efficiency and have at least a 1.4 million pound hook load, allowing more demanding wells to be drilled. Each of our jackup rigs have (i) a cantilever reach envelop of 75 x 30 feet, which enables each rig to reach more well slots on a platform without requiring a rig move, (ii) a large deck space, (iii) up to 3,749 tons of variable deck-load, allowing more equipment and supplies to be stored on the rig, and (iv) a 120-person accommodation, all of which we believe bring efficiencies, better logistics and significant cost savings to our customers. As a result, we believe our jackups are generally preferred by clients for their superior and more efficient drilling performance, better and more cost-effective logistics, and consistent activity levels. As demonstrated since 2015, clients have shown a preference for modern jackups, such as ours, with global modern jackup utilization rebounding more rapidly than older rigs.

•

Drillships. Both of our ultra-deepwater drillships are designed to drill in up to 12,000 feet of water, and one of our drillships has been further upgraded with a hook load of 2.5 million pounds, which further enhances its ability to drill deep, complex and demanding wells. Our drillships are currently equipped with risers to drill in water depths of up to 10,000 feet, which we believe is the optimal specification for the majority of current ultra-deepwater development projects. However, additional risers could be added to drill in water depths of up to 12,000 feet as needed by our clients. Finally, an MPD system has been installed on the Tungsten Explorer drillship, and we have the ability to equip this MPD on our other drillship. Based on our experience, a significant number of the recent and active requirements for floaters are requesting an MPD system (or a subset of an MPD system called Riser Gas Handling). We believe these high-specification and upgraded drillships are generally preferred by our clients and will better position us to secure contracts and command premium dayrates as compared to our competitors with less advanced fleets.

Our focus on increased efficiency has led to an optimized cost structure. Following the commodity price downturn in 2014, we implemented company-wide cost savings initiatives in an effort to reduce our rig operating expenses and general and administrative expenses through the right-sizing of shore-based teams and centralization of shore-based operational support in Dubai near key areas of operation. Further, we have significantly reduced our rig operating cost through nationalization and regionalization of senior offshore positions and active supply chain management. Additionally, as a result of the prolonged low price environment in 2020 caused by the spread of COVID-19, the resulting decline in global economic activity during the same period and the associated oil price and market share volatility, we began, and continue, to actively seek measures to reduce our operating costs and preserve cash during these challenging times. We believe our optimized cost structure is among the best in the industry and provides us with the flexibility to operate across business cycles and will lead to enhanced profitability in the event of a recovery in the offshore drilling industry.

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

Maintain high fleet utilization and consistent activity levels to capitalize on customer preferences for active rigs. We enjoy an industry-leading fleet utilization, which serves as a competitive advantage in securing contracts given operators’ strong preference for rigs with consistent activity levels. Consistent activity helps reduce the uncertainty of any associated costs and preparation time for rigs to undertake new contracts. All of our jackup rigs are currently contracted, preparing for contract or being actively marketed with contract commencements expected in 2021. One of our drillships is currently contracted and one drillship is maintained warm-stacked, scheduled to recommence operations in 2021.

Preserve balance sheet and maintain significant liquidity through business cycles. With approximately $154.5 million cash on our balance sheet as of December 31, 2020 (including $12.5 million of restricted cash) and no near-term debt maturities, we continue to focus on preservation of liquidity as the offshore drilling business cycle continues.

Maintain high-quality asset portfolio with diverse footprint by selectively pursuing acquisitions that we believe align with our operational model and are likely to increase cash flow. Our balanced fleet of jackup rigs and drillships allows us to address the dynamic opportunity set in the offshore drilling industry. We believe the quality of our jackup rig and drillship fleets, combined with our experience in shallow and deepwater markets, position us to compete in various market segments and geographies. We maintain a young fleet with an average age of approximately twelve years; accordingly, our high-specification assets enable us to capitalize on the bifurcation in utilization levels between modern and older rigs, and to secure contracts with premium dayrates. Additionally, high-specification modern drilling units generally provide superior and more efficient drilling performance, as well as enhanced and more cost effective logistics. Newer and more modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high-quality operating personnel. As a result, our fleet is well suited to meet the requirements of customers for efficiently drilling complex wells in demanding locations. To maintain our high-quality asset portfolio, we are focused on disciplined investment in, and the growth of, our active drilling fleet to maximize our profitability. Additionally, we have invested in MPD technology for the Tungsten Explorer ultra-deepwater drillship, technology which is currently required by a significant number of the tenders in the market and is becoming increasingly prevalent in the industry, making such drillship highly regarded and sought after by customers. We have the ability to equip this MPD system on our other drillship.

Our Industry

The offshore contract drilling industry provides drilling, workover and well construction services to oil and gas exploration and production companies through the use of mobile offshore drilling units. Offshore drilling rigs are generally marketed on a worldwide basis as rigs can be moved from one region to another. The cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary between regions. However, significant variations between regions do not tend to exist long-term because of rig mobility.

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

Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in our industry and often result in some rigs becoming idle for long periods of time as is the case today. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and gas prices and capital spending by companies exploring for and producing oil and gas.

Since 2015, in response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates as most drilling contractors had preferred to maintain rigs in an active state and customers had generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 outbreak, this downward pressure on pricing was starting to reverse itself as evidenced by opportunities for our services increasing in 2019 and early 2020 and dayrates were showing signs of general improvement. However, beginning in the second quarter of 2020, with the initial arrival, continued spread, and resulting impact of COVID-19, dayrates, rig activity and contract opportunities each declined significantly.

In response to the oversupply of drilling rigs, a number of our competitors began removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service.  This trend has accelerated since the second quarter of 2020. In addition to the expected increase in scrapping (“recycling”), many offshore drillers, including our competitors, with significant levels of debt on their balance sheets have recently completed, are currently pursuing, or may elect to pursue in the near-term, debt restructurings. (see “Risk Factors—We may not be able to compete effectively against the actions taken by our competitors, which could materially and adversely impact our business operations and financial results” in Part I, Item 1A. of this Annual Report). These debt restructurings may result in lower cost structures, and additional pressure and incentive to recycle rigs. As drillers emerge from these debt restructurings, consolidation could potentially occur thereby reducing the number of industry participants and potentially increasing the market share of certain of our competitors.  A combination of recycling, restructuring and consolidation will be necessary for the industry to regain firmer footing. Any industry recovery will also depend significantly on improvements to global macroeconomic conditions, including, but not limited to, the direct and indirect impacts of COVID-19 (see “Risk Factors—The continued global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations” and “—The ultimate impact and effects of the spread of COVID-19 and the resulting pandemic are highly uncertain and cannot be predicted at this time” in Part I, Item 1A. of this Annual Report).  For further information pertaining to our business and trends in our industry, see “Business Outlook” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Customers

Our customers are primarily large multinational oil and gas companies, government owned oil and gas companies and independent oil and gas producers. Contract termination revenue from the Petrobras Parties accounted for approximately 78% of consolidated revenue for the year ended December 31, 2019.  For the years ended December 31, 2020, 2019 and 2018, the following customers accounted for more than 10% of our consolidated revenue, in the respective periods:

	Year Ended December 31,
	2020	2019 (1)	2018
Oil & Natural Gas Corporation	25%	23%	15%
Total E&P Qatar	17%	13%	---
Total E&P Liban SAL	14%	---	---
Medco EP	12%	---	---
ENI Congo SA	10%	23%	14%
Total E&P Congo	---	---	40%
Olio Energy Sdn Bhd (2)	---	11%	---
(1)	Amounts exclude the contract termination revenue received from the Petrobras Parties.
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

The following table sets forth certain information concerning the current contract status of our offshore drilling fleet as of March 11, 2021:

Name	Region	Contract End Date	Customer
Emerald Driller	Middle East	Q2 2022	Total E&P Qatar
Sapphire Driller	West Africa	Q3 2021	Trident Energy
Aquamarine Driller	Southeast Asia	N/A	Contract preparation
Topaz Driller	Mediterranean	Q3 2021	ENI Montenegro SA
Soehanah	Southeast Asia	N/A	Warm stacked
Platinum Explorer	India	Q3 2023	Oil & Natural Gas Corporation
Tungsten Explorer	Mediterranean	N/A	Warm stacked

Contract Backlog

As of December 31, 2020, our owned fleet had total drilling contract backlog of approximately $94.5 million. We expect that approximately $63.9 million of our total contract backlog as of December 31, 2020 will be performed during 2021, with the remainder performed in subsequent years.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and gas and the expenditures of oil and gas companies for exploration and development of oil and gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of various governments regarding exploration and development of their oil and gas reserves.

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

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for our eight drilling units, including the Titanium Explorer, which is classified as held for sale on our Consolidated Balance Sheet, is $910 million. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and our drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500.0 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

Foreign Regulation

Our operations are conducted in foreign jurisdictions and are subject to, and affected in varying degrees by, governmental laws and regulations in countries in which we operate, including laws, regulations and duties relating to the importation and exportation of and operation of drilling units and other equipment, currency conversions and repatriation, oil and gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel and the use of local employees and suppliers by foreign contractors. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so. Furthermore, these regulations have limited the opportunities for international drilling contractors to participate in tenders for contracts or to perform services in certain countries as the governments have strongly favored local service providers. Operations in less developed countries may be subject to legal systems that are not as predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

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

Governmental and Environmental Regulation

For a discussion of the effects of governmental and environmental regulation on our current operations, see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages” and “—Public concern and legislative and regulatory initiatives regarding the risks associated with climate change and the environmental and social impacts of fossil fuel extraction and use, and the growing emphasis by investors on investing in companies that are committed to environmental sustainability, could adversely affect our operations, the demand for oil and gas, our reputation and our access to capital and ability to refinance our debt” in Part I, Item 1A of this Annual Report.

Many aspects of our operations are affected by foreign, federal, state and local governmental laws, rules, regulations and policies that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Moreover, with the recent change in administration of the U.S. government, it is likely that new legislation, regulatory enforcement actions and executive orders, which are specifically aimed at reducing greenhouse gas emissions, or prohibiting, delaying or restricting oil development activities in certain jurisdictions, will be proposed and adopted in the near-term (see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages” in Part I, Item 1A of this Annual Report for further information).

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

A variety of initiatives intended to enhance vessel security have been adopted in certain jurisdictions where we operate. For example, these initiatives may require the development of vessel security plans and on-board installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications.

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

We anticipate that we will continue to make expenditures to comply with governmental and environmental requirements. To date, we have not expended material amounts beyond those amounts spent on our basic rig designs in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

Human Capital

Employees and Reporting

As of December 31, 2020, we managed a workforce consisting of approximately 670 employees worldwide, of which 320 were our direct employees. We report on a monthly basis to senior management on headcount, recruitment, compensation, competency and attrition. We also report human capital-related data to the Board of Directors on a quarterly or on an as required basis.

Compensation and Benefits

We believe we offer market competitive compensation as well as an attractive benefits package. We are dedicated to hiring and building a strong diverse team offering equal opportunities to realize and develop our team’s full potential.

People Development

We develop and grow our personnel with zero discrimination and strive to add value in the jurisdictions and regions in which we operate. We achieve this by (i) creating local employment, (ii) making commitments to training and development, and (iii) where possible, utilizing local supply chains. Our offshore employees have the opportunity to enhance their competence via our Vantage Competency Assurance Program, which includes state of the art rig simulators located on each rig. This supplements our comprehensive onboarding, induction and on and off-the-job training programs. Our key personnel also complete ethics and bribery training on an annual basis.

Quality, Health, Safety and Environment

We are committed to conducting our activities in a manner that (i) protects and prioritizes the health and safety of all of our personnel and (ii) minimizes our environmental footprint in the jurisdictions and regions in which we operate.  Our stated vision is to have “A Perfect Day – Every Day,” which includes the paramount objective of having zero incidents in our operations.  For the year ended December 31, 2020, we finished the year with a Lost Time Incident Rate of zero, which is best in class for our sector, and a Total Recordable Incident Rate of 0.1, which was the best in our history. We have focused on, and will continue to emphasize, the following goals and priorities, among others, in order to continue the foregoing trends:

•	Providing visible and active leadership that creates a mature safety culture, which preserves the wellbeing of our personnel and their families;
•	Continuously improving our world-class Quality, Health, Safety and Environment (“QHSE”) management system by continuously measuring and reviewing our overall QHSE performance;
•	Reporting and investigating all incidents and implementing the lessons learned from each such incident;
•	Complying with, and where feasible, exceeding the requirements of applicable laws and regulations;
•	Developing and enhancing our personnel’s technical and systems competence;
•	Systematically identifying hazards and managing the risks and exposures associated with such hazards to a level considered As Low As Reasonably Practicable (ALARP);
•	Caring for and protecting the environment;
•	Maintaining the integrity of our assets through professional operations and sound maintenance practices;
•	Ensuring all personnel are aware of their obligation to promptly ‘Stop’ a job if they notice something unsafe; and
•	Complying with the principles and intent of the Vantage Perfect Day Leadership Foundations.

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

There are numerous factors that affect our business and operating results, many of which are beyond our control. Immediately below is a summary of the principal factors that might cause our future operating results to differ materially from those currently expected. The risk factors summarized below are not the only risks facing us. Additional discussion of the risks summarized in the “Risk Factor Summary,” as well as other risks that may affect our business and operating results, can be found below under the heading “Risk Factors,” and should be carefully considered and evaluated before making an investment decision regarding our business.  Moreover, additional risks and uncertainties not specified herein, not currently known to us or currently deemed to be immaterial also may materially adversely affect our business, financial position, operating results or cash flows.

Risk Factor Summary:

Risks Related to the Operation of our Business:

•

a continued low amount of, or further reduction in, expenditures by oil and gas exploration and production companies due to low levels of oil and gas prices, a decrease in demand for oil and gas, or other factors, could adversely affect our business;

•	low prices for oil and gas may reduce demand for our services and could have a material adverse effect on our revenue and profitability;

•

public concern and legislative and regulatory initiatives regarding the risks associated with climate change and the environmental and social impacts of fossil fuel extraction and use, and the growing emphasis by investors on investing in companies that are committed to environmental sustainability, could adversely affect our operations, the demand for oil and gas, our reputation and our access to capital and ability to refinance our debt;

•	our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations;
•

our drilling contracts are generally short-term in duration, and we could experience reduced profitability if customers reduce activity levels or if we otherwise fail to secure new drilling contracts or extend existing contracts upon their termination;

•

we may be required to make substantial capital and operating expenditures to maintain and upgrade our fleet to maintain our competitiveness and to comply with laws and the applicable regulations and standards of governmental authorities and organizations;

•	our business involves numerous operating hazards, and our insurance and contractual indemnity rights may not be adequate to cover our losses associated with such operating hazards;
•	the international nature of our operations creates additional political, economic, legal and other uncertainties not generally associated with domestic operations;
•

the continued global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations, and the ultimate impact and effects of the spread of COVID-19 and the resulting pandemic are highly uncertain and cannot be predicted at this time;

•

a small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could materially adversely affect our financial condition and results of operations;

•	the concentration of revenue with a small number of customers also exposes us to credit risk of these customers for non-payment or contract termination;
•	operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues;
•	we are subject to litigation and other disputes that could have a material and adverse effect on our business operations and financial condition;
•	there may be limits to our ability to mobilize drilling units between geographic markets and the time and costs of such drilling unit mobilizations may be material to our business;
•	failure to employ a sufficient number of skilled workers or an increase in labor costs could materially and adversely impact our operations;
•	construction projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our liquidity and results of operations;
•	we may engage in certain strategic or transformational transactions in the future which could affect the value or type of our assets;

Risks Related to Governmental Regulations and Laws:

•	our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages;
•

because VDI is incorporated under the laws of the Cayman Islands, stakeholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited;

Risks Related to our Financial Condition and Taxes:

•	changes in tax laws, treaties or regulations, effective tax rates and adverse outcomes resulting from examination of our tax returns could adversely affect our financial results; and
•

distributions made by VDI may reduce a U.S. Holder’s tax basis in the Ordinary Shares, and therefore, U.S. Holders may realize a greater gain on the disposition of their Ordinary Shares than they otherwise may expect, and may have a tax gain even if the price they receive in a disposition of their Ordinary Shares is less than their original tax basis.

Risk Factors:

Risks Related to Operations of our Business

A continued low amount of, or further reduction in, expenditures by oil and gas exploration and production companies due to low levels of oil and gas prices, a decrease in demand for oil and gas, or other factors, could adversely affect our business.

Our business, including the utilization rates and dayrates we achieve for our drilling units, depends on the level of activity in oil and gas exploration, development and production expenditures of our customers. Oil and gas prices and customers’ expectations of potential changes in these prices significantly affect this level of activity. Commodity prices are affected by numerous factors, including the following:

•	changes in global economic conditions;
•	the worldwide supply and demand for oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	expectations regarding future prices;
•	advances in exploration, development and production technology;
•	the ability or willingness of OPEC to set and maintain production levels and pricing;
•	the availability and discovery rate of new oil and gas reserves in offshore areas;
•	the availability and discovery rate of new oil and gas reserves in the U.S. shale oil and gas regions;
•	the rate of decline of existing and new oil and gas reserves;
•	the level of production in non-OPEC countries;
•	domestic and international tax policies;
•	the development and exploitation of alternative fuels;
•	severe and unpredictable weather conditions;
•	public concern regarding the risks associated with climate change;
•	blowouts and other catastrophic events;
•	governmental laws and regulations, including those aimed at environmental preservation and reductions in carbon emissions;
•	the policies of various governments regarding exploration and development of their oil and gas reserves;
•	volatility in the exchange rate of USD against other currencies; and
•

the worldwide political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in significant oil and gas producing regions or further acts of terrorism.

In addition to oil and gas prices, the offshore drilling industry is influenced by additional factors, including:

•	the availability of competing offshore drilling vessels and the level of construction activity for new drilling vessels;
•	the consolidation of market participants;
•	the level of costs for associated offshore oilfield and construction services;
•	oil and gas transportation costs;
•	the discovery of new oil and gas reserves;
•	the cost of non-conventional hydrocarbons; and
•	regulatory restrictions on offshore drilling.

Any one of these factors could significantly reduce the demand, or prices paid, for our services and materially and adversely affect our business and results of operations.

Low prices for oil and gas may reduce demand for our services and could have a material adverse effect on our revenue and profitability.

Demand for our services depends on oil and gas industry activity and expenditure levels that are directly affected by trends in oil and gas prices. In addition, demand for our services is particularly sensitive to the level of exploration, development and production activity of and the corresponding capital spending by, oil and gas companies. Any prolonged weakness in oil and gas prices could depress the near-term levels of exploration, development and production activity. Perceptions of longer-term lower oil and gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Additionally, these factors may adversely impact our financial position if they are determined to cause an impairment of our long-lived assets.

Our industry is highly competitive, cyclical and subject to intense price competition.

Historically, the offshore contract drilling industry has been cyclical and volatile with periods of high demand, limited supply and high dayrates alternating with fluctuating periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile. Competitors may move drilling units from region to region in response to changes in demand. According to Bassoe, there were 41 jackups and 26 deepwater/harsh environment floaters on order at shipyards as of December 2020. It is unclear when these drilling rigs will actually be delivered, if at all, as many rig deliveries have (i) already been deferred to later dates, or (ii) been canceled entirely. Periods of low demand and excess supply intensify competition in our industry and often result in some of our drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information made available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

Public concern and legislative and regulatory initiatives regarding the risks associated with climate change and the environmental and social impacts of fossil fuel extraction and use, and the growing emphasis by investors on investing in companies that are committed to environmental sustainability, could adversely affect our operations, the demand for oil and gas, our reputation and our access to capital and ability to refinance our debt.

Global climate issues, including the emission of greenhouse gases, continue to attract considerable public and scientific attention, and there has been increased focus on the oil and gas industry as a result. Numerous reports, including, the Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have caused concern about the adverse impacts of human activity on the world’s climate. The adoption of any legislation or regulation that requires reporting of greenhouse gases, or otherwise restricts emissions of greenhouse gases from our operations, could require us to incur significant costs to reduce such emissions, could adversely affect demand for the oil and gas that we extract or limit our access to financial capital.

Over the recent years, sovereign wealth, pension and endowment funds have begun to divest fossil fuel equities and pressure lenders to limit funding to companies engaged in the extraction of fossil fuels. These efforts have greatly intensified during the COVID-19 pandemic, both in the United States and throughout the world. For example, New York State’s Pension Fund, which had already divested from nearly two dozen thermal coal companies in July 2020, announced in December 2020 that it would seek to divest from fossil fuel stocks by 2025 and sell its shares in other companies that contribute to climate change by 2040. Likewise, in January 2021, two of New York City’s largest pension funds, the New York City Employees’ Retirement System and the New York City Teachers’ Retirement System, approved the divestment of approximately $4 billion from fossil fuel companies, and the New York City Board of Education Retirement System is expected to follow suit. Furthermore, Sweden’s state-backed pension funds were recently admonished by the Swedish Society for Nature Conservation, one of Sweden’s largest climate organizations, for continuing to invest in fossil-fuel companies, and recent proposed changes to the ethical investment guidelines for the Government Pension Fund Global, Norway’s sovereign wealth fund, could result in the fund selling approximately €910 million of its holdings.

The initiatives aimed at limiting climate change and reducing air pollution and the emission of greenhouse gases, including divestment from the oil and gas industry, could significantly interfere with our operations, business activities, and ability to access the capital markets and refinance our debt. Likewise, successful divestment efforts in the oil and gas industry could materially and adversely impact prices of our debt or equity securities. Given that members of the investment community have begun to heavily factor in, and will likely continue in the near-term to assess, a company’s commitment to environmental, social and governance (“ESG”)-related initiatives and sustainability performance as part of its overall investment strategy and thesis, investors, including large institutional investors, investment advisors and large sovereign wealth, pension and endowment funds, could elect to forego their investment in us to the extent we fail to satisfy such metrics. Such investors may also continue to accelerate their commitment to increasing the overall percentage of their portfolios that are allocated towards companies that have shown significant commitment to ESG-related matters and environmental sustainability. In light of the foregoing, investors may seek to re-allocate portions of their capital away from deepwater projects.  These concerns and the uncertainty around global oil and gas prices may cause deepwater projects to become one of the least attractive areas for investment by our clients given the large capital requirements and the significant amount of time between discovery and production of oil and/or gas. Separately, we could lose existing investors in their entirety if we or our securities fail to meet the ESG-related standards and initiatives being sought and prioritized by such investors. Our failure to satisfy such metrics could also harm our overall reputation amongst members of the investment community, our critical counterparties and in the markets more generally.

Furthermore, the increased focus by the investment community on environmental, social and governance-related practices and disclosures, including emission rates and overall impacts to global climate, has created, and will create for the foreseeable future, increased pressure regarding the enhancement of, and modification to, the disclosure and governance practices in our industry. For example, BlackRock, one of the largest asset managers in the world, which previously affirmed its commitment to divest from investments in fossil fuels due to concerns over climate change, recently called for the oil companies and other polluting-generating industries it invests in to disclose their carbons emissions and set clear targets to decrease the amounts of such pollution. As a result, we currently face, and could continue to face, increasing pressure regarding our ESG disclosures and related practices.

Lastly, increased attention regarding the risks of climate change and the emission of greenhouse gases augments the possibility of litigation or investigations being brought by public and private entities against oil and gas companies in connection with their greenhouse emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that political or societal pressures or other factors are involved, could be imposed without regard to the causation of, or contribution to, the asserted damage, or to other mitigating factors.

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of December 31, 2020, we had approximately $350 million aggregate principal amount of debt outstanding under the 9.25% First Lien Notes. Our level of indebtedness could have significant and adverse effects on our business. For example, our level of indebtedness and the terms of our debt agreements could:

•

make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•	prevent us from raising the funds necessary to repurchase notes tendered to us if we undergo a change of control;
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

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;
•	heighten our vulnerability to downturns in our business, our industry or in the general economy, and restrict us from exploiting business opportunities or making acquisitions;
•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;
•	limit management’s discretion in operating our business; and
•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

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

Many of our drilling contracts are short-term, and oil and gas companies tend to reduce shallow water activity levels quickly in response to downward changes in oil and gas prices. Due to the short-term nature of most of our drilling contracts, a decline in market conditions can quickly and significantly affect our business if customers reduce their levels of operations. We may not be able to secure new contracts for our vessels or extend contracts on favorable terms, if at all, or satisfy any conditions precedent to finalizing any letters of intent or award with respect to our vessels. This could result in one or more of our vessels being idle for an extended period of time, which could adversely affect our profitability, financial position, results of operations and cash flows.

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

In certain instances, our customers may have the contractual right to terminate, or may seek to renegotiate, their existing drilling contracts with us if we experience excessive downtime, operational issues above the contractual limit or safety-related issues, if the drilling unit is a total loss, if the drilling unit is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include force majeure events beyond the control of either party.

Some of our current drilling contracts, and some drilling contracts that we may enter into in the future, may include terms allowing customers to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of these contracts are terminated due to downtime, operational issues or failure to deliver. Some of the contracts with customers that we enter into in the future may be cancellable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a drilling unit being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. Under most of our contracts, it is an event of default if we file a petition for bankruptcy or reorganization, which would allow the customer to terminate such contract.

Further, during depressed market conditions, a customer may no longer need a unit that is currently under contract or may be able to obtain a comparable unit at a lower dayrate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts.  For a discussion of the termination of, or amendment to, certain of our drilling contracts as a result of the COVID-19 pandemic, see “Risk Factors— The continued global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations.”

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

Our business is highly capital intensive and dependent on having sufficient cash flow and or available sources of financing in order to fund capital expenditure requirements. We can provide no assurance that we will have access to adequate or economical sources of capital to fund necessary capital expenditures. Such capital expenditures could increase as a result of changes in, among other things, any of the following:

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

We may not be able to compete effectively against the actions taken by our competitors, which could materially and adversely impact our business operations and financial results.

Our competitors have engaged, and may continue to engage, in the process of restructuring their respective balance sheets and, in the process, reducing their overall cost structure.  In addition, it is anticipated that some of these competitors may enter into strategic transactions, including mergers, which could provide further cost savings and efficiencies through synergies, the recycling of assets and other means.  It is possible that such competitors could emerge stronger financially as a result of such transactions and therefore, be better positioned to secure valuable drilling contracts at lower rates.  The emergence of stronger competitors in an already challenging financial environment could adversely affect our ability to secure critical drilling contracts and thereby adversely affect our business operations and financial condition.

New technology and/or products may cause us to become less competitive, and higher levels of capital expenditures may be necessary in order to remain competitive.

The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, we may be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may enable them to more readily access technological advantages and implement new technologies before we can. We cannot be certain that we will be able to implement new technology or products on a timely basis or at an acceptable cost. Thus, our inability to effectively use and implement new and emerging technology may have a material and adverse effect on our financial condition and results of operations.

Our business involves numerous operating hazards and is subject to severe weather events, and our insurance and contractual indemnity rights may not be adequate to cover our losses resulting from such hazards and events.

Our operations are subject to the usual hazards inherent in the drilling and operation of oil and gas wells, such as blowouts, reservoir damage, loss of production, loss of well control, punch-throughs, craterings, fires and pollution. The occurrence of any one of these events could result in the suspension of drilling or production operations, claims by the operator and others affected by such events, severe damage to, or destruction of, the property and equipment involved, injury or death to drilling unit personnel, environmental damage and increased insurance costs. We may also be subject to personal injury lawsuits and other claims of drilling unit personnel as a result of our drilling operations. Operations also may be suspended because of machinery breakdowns, abnormal operating conditions, failure of subcontractors to perform or supply goods or services and personnel shortages.

In addition, our operations are subject to risks inherent in and endemic to marine operations, including capsizing, grounding, collision and loss or damage from severe weather. Severe weather could have a material adverse effect on our operations. Our drilling units could be damaged by high winds, turbulent seas or unstable sea bottom conditions which could potentially cause us to curtail operations for significant periods of time until such damages are repaired.

Damage to the environment could result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to property, environmental and other damage claims by host governments, oil and gas companies and other businesses operating offshore and in coastal areas, as well as claims by individuals living in or around coastal areas.

As is customary in our industry, the risks of our operations are partially covered by our insurance and partially by contractual indemnities from our customers. However, insurance policies and contractual rights to indemnify us may not adequately cover losses, and we may not have insurance coverage or rights to indemnify us for all such risks (see “Risks Factors – Customers may be unable or unwilling to indemnify us”). Moreover, pollution and environmental risks generally are not fully insurable. If a significant accident or other event resulting in damage to our drilling units, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could materially and adversely affect our financial condition and results of operations.

The international nature of our operations creates additional political, economic, legal and other uncertainties not generally associated with domestic operations.

Our business strategy is to operate in international oil and gas producing areas. Our international operations are subject to a number of risks inherent in any business operating in foreign jurisdictions, including:

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

Our financial condition and results of operations could be susceptible to adverse events beyond our control that may occur in the particular jurisdictions in which we operate our business. Additionally, we may experience currency exchange losses where, at some future date, revenues are received and expenses are paid in nonconvertible currencies or where we do not hedge exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available in the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

Many governments favor or effectively require that drilling contracts be awarded to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may result in inefficiencies or put us at a disadvantage when bidding for contracts against local competitors.

Our offshore contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and gas and other aspects of the oil and gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems which are not as predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.

The continued global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations.

On January 30, 2020, WHO announced a global health emergency as COVID-19, continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. During this time, the market experienced a rapid decline in oil prices in response to oil demand concerns due to the economic impacts of COVID-19 and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. These actions led to (i) significant weaknesses in oil prices and (ii) ensuing reductions of oil and gas company capital and operating budgets. It is not possible at this time to predict the ultimate effect of the continued spread, or fear of continued spread, of COVID-19 globally on our business, financial condition and results of operations could be materially and adversely impacted.

Moreover, the COVID-19 pandemic has generally affected our customers, suppliers, vendors, and other business partners. If our customers or suppliers experience material and adverse business consequences due to the spread of COVID-19, demand for our services could also be adversely affected, and existing counterparties could seek to invoke “force majeure” clauses under their contracts with us and/or terminate such contracts. For example, as of the date of this Annual Report, and as a result of these challenges: (a) one of our customers invoked the “force majeure” clause under its drilling contract with us and subsequently terminated the drilling contract in accordance with its terms, and there is the potential for others to similarly exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the second quarter of 2020); (c) in December 2020, a customer terminated its drilling contract prior to the commencement of operations; (d) we reached an agreement in April 2020 to place one rig on a stand-by rate for the majority of the second quarter of 2020 (such “force majeure” rates or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company); however, this rig returned to operations in July 2020; (e) we reached agreements with two other clients to delay the start dates of their new drilling programs and we continue to be in discussions with another customer regarding our operations and their existing drilling contract and program; (f) we experienced, and could continue to experience, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from further the COVID-19 outbreak, as well as other impacts to our long-term liquidity; and (g) we incurred additional labor costs and could continue to incur additional labor costs in the future as a result of our efforts to keep our personnel safe, quarantine requirements, closures and movement restrictions in certain jurisdictions in which we operate, as well as the home countries in which certain of our offshore crews are located, which in many cases have impeded, and could continue to impede for the foreseeable future, the regular transportation of crews to their home countries and result in the payment of compensation to stranded crews working longer than their routine rotation schedule (in addition to the use of charter flights in the absence of commercial flights).

The impact of these challenges in 2020 resulted in (i) lower revenue due to terminations of (or amendments to) certain of our drilling contracts and (ii) increased expenses due to higher labor and related costs.  We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations on a go-forward basis; however, the Company has been actively managing and continues to actively manage the business in an attempt to mitigate the impact of the foregoing events.  In the case of additional expenses incurred as a result of the foregoing matters, the Company undertook significant cost-saving measures, including reductions in salaries and workforce, both onshore and offshore, to reflect the lower operating activity.  The extent to which COVID-19 will continue to impact the counterparties in which we engage in business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

The ultimate impact and effects of the spread of COVID-19 and the resulting pandemic are highly uncertain and cannot be predicted at this time.

There remains continued and significant uncertainty relating to the impact of COVID-19, which is predicated on future developments that cannot be determined or predicted with certainty at this time, including, but not limited to, the occurrence and continuity of a ‘second wave’ in the markets in which we, our customers and suppliers operate. Throughout 2020, we observed deterioration in macroeconomic conditions, oil price and market volatility, and reductions and delays in oil and gas exploration and development plans by operators as a result of the economic impact of the COVID-19 pandemic.  We determined these events constituted “triggering events” requiring an assessment for impairment.  We recorded a loss on impairment of $128.9 million during the year ended December 31, 2020.

The COVID-19 pandemic continues to spread worldwide, and the extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Such developments include, but are not limited to, the duration and further spread of COVID-19, including the discovery of any new strains of COVID-19, the development, availability and effectiveness of treatments or vaccines for COVID-19, and the general resuming of widespread economic activity. Therefore, we can give no assurances that the spread of COVID-19 will not have a material adverse effect on our financial position or results of operations in 2021 and beyond.

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

Like the global economy at large, both our offshore and onshore employees are being significantly impacted by the spread of COVID-19. Our operations in all of the jurisdictions in which we operate have been impacted by varying levels of government responses to the spread of COVID-19, including government-enforced quarantines, “stay-at-home” orders and restrictions on travel. The impact of such governmental actions have been particularly felt by our personnel working offshore on our rigs. In some cases, our offshore personnel have had to remain onboard the rig on which they serve beyond the usual length of time due to general restrictions on transporting persons onto (and off of) the rig and other offshore personnel have not been able to travel to the applicable offshore locations at all.  Even if our offshore personnel are able to successfully travel to the countries where we operate, they may nevertheless be required to self-quarantine for a minimum number of days before continuing on toward the rig. Furthermore, other of our offshore personnel may be able to depart the rig, but are then required to remain in the same country for an extended period of time until (i) the government-imposed quarantine expires, (ii) the country from which they are traveling permits departure and/or (iii) the country to which they intend to travel permits entry. In addition, our office and management personnel are working remotely and are subject to varying governmental restrictions depending on the level of actions taken by governments of countries in which such onshore personnel are located.  As the health of our workforce is paramount, we have implemented, and will continue to implement for the foreseeable future, precautionary measures to help minimize the risk of our employees being potentially exposed to, or contracting, COVID-19. Our management team has been, and remains, focused on mitigating the adverse effects of the spread of COVID-19, which has required, and will continue to require, a significant investment of time and resources across the entire Company, thereby diverting time, energy and resources from other priorities that existed prior to the spread of COVID-19. If these conditions exacerbate, or last for an extended period of time, our ability to manage our business may be negatively impacted, and preexisting operational and other business risks that we (and our industry) face may be heightened, including, but not limited to, cybersecurity risks.  For a discussion regarding cybersecurity risks to our business, see “Risk Factors - Our information technology systems and those of our service providers are subject to cybersecurity risks and threats.”

Public health threats could have a material adverse effect on our financial position, results of operations or cash flows.

Public health threats, including, but not limited to, the COVID-19 pandemic, Ebola, the H1N1 flu virus, the Zika virus, Severe Acute Respiratory Syndrome and other highly communicable diseases, outbreaks of which have occurred fairly recently in various parts of the world in which we operate, could adversely impact our operations, the operations of our clients and the global economy, including the worldwide demand for oil and gas and the level of demand for our services. Any quarantine of personnel or the inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may adversely affect our financial position, results of operations or cash flows.

A small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could materially adversely affect our financial condition and results of operations. The concentration of revenue with a small number of customers also exposes us to credit risk of these customers for non-payment or contract termination.

We derive a significant portion of our revenues from a few customers. Five customers accounted for approximately 78% of our revenue during the fiscal year ended December 31, 2020. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuses to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

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

We are subject to litigation and other disputes that could have a material and adverse effect on our business operations and financial condition.

We are, from time to time, involved in litigation and disputes that could negatively affect our business operations and financial condition. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment and tax matters, claims of infringement of patent and other intellectual property rights, and other litigation that arises in the ordinary course of our business. In addition, during periods of volatile and depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us. Furthermore, actions or decisions we have taken or may take, or failed to take, as a consequence of the COVID-19 pandemic may result in investigations, litigation or legal claims against us. We cannot predict with certainty the outcome or effect of any dispute, claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or dispute.  While we maintain insurance coverage for potential litigation matters and disputes, some of these matters and disputes may not be covered by existing insurance.  Moreover, to the extent we do maintain such insurance coverage it may not be sufficient, insurers may not remain solvent, other claims may exhaust some or all of the insurance available to us or insurers may interpret our insurance policies such that they refuse to cover all (or a portion) of the losses for which we make claims or may otherwise dispute claims made. The risks associated with these litigation matters and disputes may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time.  Furthermore, litigation and other disputes may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management’s resources and other risk factors inherent in litigation or relating to the claims that may arise.  Our involvement in any litigation matter or other disputes could cause us to incur significant legal and other associated costs, including the payment of damages.

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

Failure to employ a sufficient number of skilled workers or an increase in labor costs could materially and adversely impact our operations.

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

In 2018, we experienced a cybersecurity breach which temporarily hindered our ability to utilize our email server and obstructed certain back-up data. However, the breach did not have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows, and did not compromise any customer data. The costs to restore the data and services impacted by the cybersecurity breach were not material. While we believe such breach to be an isolated incident, we cannot provide assurance that we will not in the future experience any other actual or attempted breaches of our cybersecurity. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and another incident were to occur, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows. Currently, we carry limited insurance for losses related to cybersecurity attacks and may elect to not increase such coverage in the future.  Furthermore, in response to the COVID-19 pandemic, many of our office personnel began working remotely in 2020, which heightens potential cybersecurity risks given the reliance on remote networking capabilities and utilization of external devices. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and incidents were to occur as a result of working remotely, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.

Consolidation of suppliers and vendors may increase the costs of obtaining critical supplies and services, which may have a material adverse effect on our results of operations and financial condition.

We rely on certain third parties to provide supplies and services necessary for our offshore drilling operations, including, but not limited to, suppliers and vendors which provide, among other things, drilling equipment, machinery, and catering services. Recent mergers have reduced and consolidated the number of available suppliers and vendors, resulting in fewer alternatives for sourcing key supplies and services. Such consolidation, combined with a high volume of drilling units under construction, could result in a shortage of supplies and services thereby increasing the cost of such supplies and services, and potentially inhibit the ability of suppliers and vendors to deliver on time, if at all. Cost increases and delays in, or the unavailability of, critical supplies and services could have a material and adverse effect on our results of operations and result in drilling unit downtime, and cause, among other things, delays in the repair and maintenance of our drilling units.

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

As part of our growth strategy we may contract from time to time for the construction of drilling units or may enter into agreements to manage the construction of drilling units for others. Construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including costs or delays resulting from the following:

•	unexpected long delivery times for, or shortages of, key equipment, parts and materials;
•	shortages of skilled labor and other shipyard personnel necessary to perform the work;
•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;
•	unforeseen design and engineering problems;
•	unanticipated actual or purported change orders;
•	work stoppages;
•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
•	failure or delay of third-party service providers and labor disputes;
•	disputes with shipyards and suppliers;
•	delays and unexpected costs of incorporating parts and materials needed for the completion of projects;

•	financial or other difficulties at shipyards;
•	severe and adverse weather conditions; and
•	inability to obtain required permits or approvals.

If we experience delays and costs overruns in the construction of drilling units due to certain of the factors listed above, it could also adversely affect our business, financial condition and results of operations.

We may engage in certain strategic or transformational transactions in the future, which could affect the value or type of our assets and financial condition.

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

Because our common stock is not listed on a national securities exchange, it is less liquid and its price may be negatively impacted by factors that are unrelated to, and independent of, our business operations.

Because our common stock is not listed on a national securities exchange, it is less liquid and its price may be negatively impacted by factors that are unrelated to, and independent of, our business operations, and therefore, beyond our control. Consequently, there is no assurance that a sufficient market will develop in our common stock, if at all, in which case it could be difficult for shareholders to sell their respective shares of common stock. Even if one or more brokers elects to make a market for our common stock on an over-the-counter market and complies with the applicable regulatory requirements, the market price of our common stock could fluctuate substantially in response to various factors and events, many of which are beyond our control, including the following:

•	a shortfall in rig utilization, operating revenues, or net income from that expected by securities analysts and investors;
•	changes in securities analysts’ estimates of the financial performance of us or our competitors or the financial performance of companies in the oil and gas industry generally;
•	changes in actual or market expectations with respect to the amounts of exploration and development spending by oil and gas companies;
•	general conditions in the economy and in energy-related industries;
•	general conditions in the securities markets;
•	political disturbances, war, or terrorist attacks and changes in global trade policies and economic sanctions;
•	the outcome of pending and future legal proceedings, investigations, tax assessments, and other claims to which we are a party or made a party; and
•	fluctuations in the trading volume of our common stock.

There can be no assurances that any public market for our common stock will exist in the future or that we will choose or be able to relist our common stock on a national securities exchange.

Risks Related to Government Regulations and Laws

Political disturbances, war, or terrorist attacks and changes in global trade policies and economic sanctions could adversely impact our operations.

Our operations are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises in oil or gas producing areas, which may result in extended business interruptions, suspended operations and danger to our employees, or result in claims by our customers of a force majeure situation and payment disputes. Additionally, we are subject to risks of terrorism, piracy, political instability, hostilities, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in many of our areas of operations.

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

Many aspects of our operations are affected by foreign, federal, state and local governmental laws, rules, regulations and policies that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Countries where we currently operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Operations and activities in the United States and its territorial waters are subject to numerous environmental laws and regulations, including the Clean Water Act, the Oil Pollution Act, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Air Act, the Resource Conservation and Recovery Act and MARPOL. While we do not currently operate in the United States, many of the countries in which we currently operate have similar requirements. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit operations.

Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations relating to exploratory or development drilling for oil and gas could materially limit future contract drilling opportunities or materially increase our costs. In addition, we may be required to make significant capital expenditures to comply with such laws and regulations.

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

With the recent change in administration of the U.S. federal government, it is likely that new legislation, regulatory enforcement actions and executive orders, which are specifically aimed at reducing greenhouse gas emissions, or prohibiting, delaying or restricting oil development activities in certain jurisdictions, will be proposed and adopted in the near-term. On January 20, 2021, an executive order was signed directing all executive departments and agencies to immediately commence work to confront the climate crisis, including recommending that the Administrator of the Environmental Protection Agency consider new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing and storage segments, by September 2021. Moreover, an executive order was signed on January 27, 2021, which, among other things, places the climate crisis at the forefront of the United States’ foreign policy and national security planning, including submitting the United States instrument of acceptance to rejoin the Paris Agreement, affirming the achievement of global reductions of greenhouse gas emissions and net-zero global emissions by 2050 or prior, and reestablishing the United States as a leader in addressing climate change. Additionally, the executive order provides that, consistent with applicable law, the acting Secretary of the Department of the Interior shall pause new oil and gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of U.S. federal oil and gas permitting and leasing practices in light of the Secretary of the Interior’s broad stewardship responsibilities over the public lands and in offshore waters, including potential climate and other impacts associated with oil and gas activities on public lands or in offshore waters. The execution of the foregoing executive orders and any additional executive orders, as well as the adoption and implementation of any new federal or state legislation or regulations could have a material and adverse impact on our business, financial condition, results of operations and cash flow, including through the creation of increased compliance costs and operating restrictions.

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

We have evaluated our internal controls systems in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required to comply with the management certification requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. While we have been able to fully implement the requirements relating to internal controls and all other aspects of

Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act or the FCPA. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the DOJ and the SEC. Any such action could adversely affect our business operations and financial results.

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

Risks Related to Our Financial Condition and Taxes

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

As of December 31, 2020, our owned fleet had total drilling contract backlog of approximately $94.5 million. This amount was calculated based on certain estimates and assumptions regarding operations and payments to be received under such drilling contracts. Although management believes that such estimates and assumptions are reasonable, actual amounts received under these contracts could materially differ from the projected amount. Material differences between the projected contract backlog amount and the amounts actually received pursuant to such contracts could be caused by a number of factors, including rig downtime or suspension of operations. We may not be able to realize the full amount of our contract backlog due to events beyond our control.

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

Our consolidated effective income tax rate is impacted by a mix between our domestic and international pretax earnings or losses, as well as the mix of the international tax jurisdictions in which we operate. The extent of the impact cannot be anticipated due to the uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions.  For example, in recent years we observed a global trend, in various jurisdictions, of enacted and proposed laws and regulations which aim to limit deductions, deny treaty benefits and /or impose additional taxes; all of these efforts are aligned with the base erosion and profit shifting framework.  Should we operate in any of the locations where this trend is ongoing, our financial position and business operations may be adversely impacted.

A loss of a tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in a higher tax rate on our worldwide earnings, which could in turn result in a material adverse effect on our financial condition and results of operations.

Income tax returns that we file will be subject to review and examination.  We recognize the benefit of income tax positions we believe are more likely than not to be sustained upon challenge by a tax authority.  If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, if the terms of certain tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any jurisdiction, our effective tax rate on our worldwide earnings could increase substantially and result in a material adverse effect on our financial condition.

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

From time to time, VDI may incur debt for a variety of reasons. Under partnership tax accounting principles, VDI’s debt will generally be allocable to holders of VDI’s Ordinary Shares, and the holders will include their respective allocable shares of the debt in the U.S. federal income tax basis of their Ordinary Shares. A holder’s U.S. federal income tax basis in VDI’s Ordinary Shares will be adjusted for, among other things, distributions of cash, if any, and allocations of items of VDI’s income, gain, loss and deduction. At the time a U.S. Holder of VDI’s Ordinary Shares later sells its Ordinary Shares, for U.S. federal income tax purposes, the U.S. Holder’s amount realized on the sale will include not only the sales price of the Ordinary Shares but also the U.S. Holder’s portion of VDI’s indebtedness that is allocable to those Ordinary Shares.

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

Market Prices and Distributions

Since February 2020, our Ordinary Shares have been quoted on the OTC Pink Open Market under the symbol “VTDRF.”  Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Many of our shareholders hold shares electronically, all of which are owned by a nominee of DTC.  As of March 8, 2021, there were approximately 174 holders of record of our Ordinary Shares.

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

Repurchases of Equity Securities

The ability to make share repurchases is subject to, among other things, the discretion of our Board of Directors and the covenants in our credit agreement.  There are no share repurchase programs outstanding at December 31, 2020.

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2020.

 Information regarding the Company’s shares available for issuance in connection with equity compensation plans is set forth in “Note 7. Shareholders' Equity” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 5.

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Successor								Predecessor
	Year Ended December 31,
	2020		2019		2018		2017	Period from February 10, 2016 to December 31, 2016	Period from January 1, 2016 to February 10, 2016
(in thousands)
Consolidated Statement of Operations Data
Revenue	$126,862		$760,848	(2)	$225,747		$212,846	$158,648	$23,540
Operating costs	149,084		156,893		171,041		161,974	123,069	25,213
General and administrative expenses	21,022		128,548		29,544		41,648	36,922	2,558
Depreciation and amortization	69,216		73,820		70,447		73,925	67,920	10,696
Loss on impairment	128,876		—		—		—	—	—
(Loss) income from operations	(241,336)		401,587		(45,285)		(64,701)	(69,263)	(14,927)
Loss on debt extinguishment	—		—		(1,271)	(3)	—	—	—
Interest (expense) income, net	(33,170)		69,793	(2)	(76,881)		(75,633)	(67,005)	(1,725)
Other income (expense)	2,646	(1)	216		(1,505)		2,807	1,179	(69)
Reorganization items	—		—		—		—	(1,380)	(452,919)	(4)
Bargain purchase gain	—		—		—		1,910	—	—
(Loss) income before income taxes	(271,860)		471,596		(124,942)		(135,617)	(136,469)	(469,640)
Income tax provision	4,897		15,121		16,526		14,168	10,948	2,371
Net (loss) income	(276,757)		456,475		(141,468)		(149,785)	(147,417)	(472,011)
Net (loss) income attributable to noncontrolling interests	(38)		741		—		—	—	(969)
Net (loss) income attributable to shareholders	$(276,719)		$455,734		$(141,468)		$(149,785)	$(147,417)	$(471,042)
(Loss) earnings per share
Basic	$(21.10)		$80.27		$(28.29)		$(29.96)	$(29.48)	N/A
Diluted	$(21.10)		$80.27		$(28.29)		$(29.96)	$(29.48)	N/A
Special Cash Distribution declared per share	N/A		$40.03		N/A		N/A	N/A	N/A
Other Financial Data
EBITDA Reconciliation
Net (loss) income	$(276,757)		$456,475		$(141,468)		$(149,785)	$(147,417)	$(472,011)
Interest expense (income)	33,170		(69,793)		76,881		75,633	67,005	1,725
Income tax provision	4,897		15,121		16,526		14,168	10,948	2,371
Depreciation	69,216		73,820		70,447		73,925	67,920	10,696
EBITDA (5)	(169,474)		475,623		22,386		13,941	(1,544)	(457,219)
Loss on impairment	128,876		—		—		—	—	—
Gain on settlement of restructuring agreement	(2,278)		—		—		—	—	—
Gain on debt extinguishment	—		—		1,271		—	—	—
Reorganization items	—		—		—		—	1,380	452,919
Bargain purchase gain	—		—		—		(1,910)	—	—
Adjusted EBITDA (6)	$(42,876)		$475,623		$23,657		$12,031	$(164)	$(4,300)
Balance Sheet Data (as of end of period)

Cash and cash equivalents	$141,945	$231,947	$224,967	$195,455	$231,727	N/A
Total other current assets	109,897	113,890	101,266	102,541	78,479	N/A
Property and equipment, net	516,382	721,126	787,303	763,191	834,528	N/A
Total other assets	16,123	23,774	16,026	21,935	15,694	N/A
Total assets	$784,347	$1,090,737	$1,129,562	$1,083,122	$1,160,428	N/A
Total current liabilities	$48,372	$76,535	$62,355	$69,213	$55,161	N/A
Long-term debt	345,219	343,579	1,109,011	919,939	867,372	N/A
Other long-term liabilities	15,011	17,532	22,889	17,195	11,335	N/A
Controlling interest shareholder's equity (deficit)	374,539	651,847	(64,693)	76,775	226,560	N/A
Noncontrolling interests	1,206	1,244	—	—	—	N/A
Total liabilities and shareholders’ equity	$784,347	$1,090,737	$1,129,562	$1,083,122	$1,160,428	N/A
Cash Flow Data
Net cash (used in) provided by operating activities	$(85,302)	$535,639	$12,794	$(19,873)	$(4,874)	$(20,365)
Net cash (used in) provided by investing activities	(3,155)	(7,798)	(94,613)	(14,969)	(11,964)	116
Net cash (used in) provided by financing activities	—	(524,284)	125,751	(1,430)	(1,481)	66,875

(1)	Includes a $2.3 million gain related to the settlement agreement between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.
(2)	Includes $594.0 million in “Contract termination revenue” and $106.9 million in “Interest Income” associated with the Petrobras Payments from the Petrobras Parties.
(3)	Includes the write-off of $1.0 million of deferred financing costs.
(4)

Includes $2.1 billion in adjustments as a result of the adoption of fresh-start accounting and $22.7 million of post-petition professional fees incurred in connection with our bankruptcy proceedings offset by $1.6 billion net gain on settlement of LSTC in accordance with the Reorganization Plan.

(5)

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

(6)

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

The following discussion is intended to assist you in understanding our financial position and our results of operations for the years ended December 31, 2020, 2019 and 2018. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” in Part I of this Annual Report and “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide construction supervision services for rigs that are under construction, preservation management services for rigs that are stacked, and operational and marketing services for operating rigs.

The following table sets forth certain information concerning our offshore drilling fleet as of March 11, 2021.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Gabon	Contract preparation
Aquamarine Driller	2009	375	30,000	Malaysia	Contract preparation
Topaz Driller	2009	375	30,000	Malta	Mobilizing
Soehanah	2007	375	30,000	Indonesia	Warm stacked
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Warm stacked
(2)

The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.  On December 31, 2020, we entered into the Purchase and Sale Agreement (as defined below under “Organization and Recent Events”) to sell the Titanium Explorer, which closed on March 10, 2021.  The Titanium Explorer is classified as held for sale on our Consolidated Balance Sheet as of December 31, 2020.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. In its January 2021 Oil Market Report, the International Energy Agency provided that, following the unprecedented collapse of demand of oil by 8.8 million barrels per day in 2020, it expects demand to recover by 5.5 million barrels per day to 96.6 million barrels per day in 2021.  From the middle of 2019 through early March 2020, oil prices increased and activity levels generally improved for the oil and gas industry, including the offshore sector, with rig day rates increasing to multi-year highs in respect of shallow water and tendering activity markedly improving for the deepwater segment.  However, the arrival of, and continued global spread of COVID-19 and the resulting collapse in global economic activity, coupled with the short-lived price war between Saudi Arabia and Russia, led to significant reductions and delays in oil and gas exploration and development plans on the part of operators.  These reductions and delays led to a substantial drop in oil prices and demand for offshore drilling services during and subsequent to the second quarter of 2020, including our services. Although OPEC, Russia and other major oil and gas producing nations reached an agreement to drastically cut oil production in 2020, the efforts to contain COVID-19 could continue to pose challenges to global economic activity and the supply and demand imbalance of oil will likely continue.  As a result of this decline in demand for the foreseeable future, operators drastically cut their capital spending in the offshore space in 2020.  Notwithstanding the recent recovery in global oil prices since (i) the development and availability of vaccines for COVID-19, (ii) the perception of the reopening of global economies along with (iii) the injection of substantial government monetary and fiscal stimulus, volatility of and uncertainty around global oil prices persist.  This volatility and uncertainty surrounding global oil prices has made it difficult for operators to plan their capital budget programs in the near term.

In addition to macroeconomic challenges, including those set forth above, which have led to reduced demand for drilling rigs, the additional supply of new-build rigs continues to be an overhang on the market. According to Bassoe, there are currently 41 jackups and 26 deepwater/harsh environment floaters on order at shipyards. It is unclear when these drilling rigs will actually be delivered, if at all, as many rig deliveries have (i) already been deferred to later dates or (ii) been canceled entirely.

Since 2015 in response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates as most drilling contractors had preferred to maintain rigs in an active state and customers had generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 outbreak, this downward pressure on pricing was starting to reverse itself as evidenced by opportunities for our services increasing in 2019 and early 2020 and dayrates were showing signs of general improvement. However, beginning in the second quarter of 2020, with the arrival of and continued spread, and resulting impact, of COVID-19, dayrates, rig activity and contract opportunities each declined significantly.

In response to the oversupply of drilling rigs, a number of competitors began removing older, less efficient rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service. This trend has accelerated since the second quarter of 2020 with 41 rigs removed from the drilling fleet in 2020 and a total of 284 rigs that have been removed from the drilling fleet since the oil price decline in 2014 according to Pareto Offshore. We expect further rig recycling to occur with warm stacked rigs (and potentially recently operated rigs) joining cold-stacked rigs as candidates for recycling. While this emphasis on recycling of rigs is expected to narrow the gap somewhat between rig supply and demand, we do not, however, anticipate that the reduction in the supply of offshore drilling rigs alone will be sufficient to materially improve, and ultimately offset the impact of, existing market conditions, especially with regard to the deepwater segment where significant fleet reduction is needed before any material improvements can be observed.

In addition to the expected increase in recycling, many offshore drillers with significant levels of debt on their balance sheets have recently completed, are currently pursuing, or may elect to pursue in the near-term, debt restructurings.  These debt restructurings may result in lower cost structures, and create additional pressure and incentive to recycle rigs.  As drillers emerge from these debt restructurings, it is likely that consolidation will occur reducing the number of industry participants and potentially increasing the market share of certain of our competitors.  The combination of recycling, restructuring and consolidation will be necessary for the industry to regain firmer footing.  Any industry recovery will also depend significantly on improvements to global macroeconomic conditions.

The oil and gas industry generally, as well as the global economy at large, has been significantly impacted by the spread of COVID-19, and we are unable to predict at this time when market conditions may improve or estimate the ultimate impact that current market conditions may have on our financial condition and results of operations (see “Risk Factors—The continued global spread of COVID-19, fears relating to the spread of COVID-19, and associated oil market developments could adversely impact our financial condition and results of operations” and “—The ultimate impact and effects of the spread of COVID-19 and the resulting pandemic are highly uncertain and cannot be predicted at this time” in Part I, Item 1A. of this Annual Report).

With the initial distribution of vaccines in certain jurisdictions in an attempt to inoculate populations against COVID-19 along with significant governmental spending directed at combatting the challenging economic environment caused by COVID-19, global economic activity appears to have improved since early 2020.  This improvement has contributed to, among other things, an increase in the demand for oil and gas.  Since dropping to multi-year lows in the second quarter of 2020, Brent crude oil prices have retraced upward, reaching healthier levels in January 2021. If this improvement continues or is sustained, operators could begin to sanction new activity, which would lead to rigs going back to work and potentially higher day rates.  Notwithstanding the foregoing, any recovery experienced could be short lived especially given the quickly changing and ever-evolving dynamics of the COVID-19 pandemic.

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of December 31, 2020 and thereafter (based on information made available at that time).  For more information regarding the impact of the current economic environment on the status of certain of our existing contracts, please refer to “Recent Developments” in this Part I, Item 2 as well as our Current Report on Form 8-K, which was filed with the SEC on April 6, 2020, and further supplemented by our Current Reports on Form 8-K, which were filed with the SEC on May 12, 2020, June 2, 2020 and July 1, 2020, respectively.

	Percentage of Days Contracted		Revenues Contracted (in thousands)
	2021	2022	2021	2022	Beyond
Jackups	36%	7%	$51,163	$16,687	$—
Drillships	10%	8%	$12,722	$13,906	$—

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Jackups
Rigs available	5	5	5
Available days (1)	1,795	1,460	1,514
Utilization (2)	56.5%	97.4%	92.2%
Average daily revenues (3)	$60,633	$63,459	$61,452
Deepwater
Rigs available	2	3	3
Available days (1)	1,098	1,095	1,095
Utilization (2)	38.9%	46.1%	54.5%
Average daily revenues (3)	$118,129	$107,660	$197,284
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

Years Ended December 31, 2020 and 2019

Net loss for the Current Year was $276.7 million, or $21.10 per basic share, on operating revenues of $126.9 million, compared to net income for the Comparable Year of $455.7 million, or $80.27 per basic share, on operating revenues of $760.8 million.

The following table is an analysis of our operating results for the year ended December 31, 2020 and 2019.

	Year Ended December 31,		Change
	2020	2019	$	%
(in thousands)
Revenues
Contract drilling services	$112,013	$144,571	$(32,558)	-23%
Contract termination revenue	—	594,029	(594,029)	-100%
Reimbursables and other	14,849	22,248	(7,399)	-33%
Total revenues	126,862	760,848	(633,986)	-83%
Operating costs and expenses
Operating costs	149,084	156,893	(7,809)	-5%
General and administrative	21,022	128,548	(107,526)	-84%
Depreciation	69,216	73,820	(4,604)	-6%
Loss on impairment	128,876	—	128,876	**
Total operating costs and expenses	368,198	359,261	8,937	2%
Income (loss) from operations	(241,336)	401,587	(642,923)	-160%
Other income (expense)
Interest income	871	116,368	(115,497)	-99%
Interest expense and financing charges	(34,041)	(46,575)	12,534	-27%
Other, net	2,646	216	2,430	1125%
Other income (expense)	(30,524)	70,009	(100,533)	-144%
Income (loss) before income taxes	(271,860)	471,596	(743,456)	-158%
Income tax provision	4,897	15,121	(10,224)	-68%
Net income (loss)	(276,757)	456,475	(733,232)	-161%
Net income (loss) attributable to noncontrolling interests	(38)	741	(779)	-105%
Net income (loss) attributable to shareholders	$(276,719)	$455,734	$(732,453)	-161%

 Revenue: Total revenue decreased $634.0 million due primarily to $594.0 million of revenue received from the Petrobras Parties during the Comparable Year as a result of the termination of the Titanium Explorer contract. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional details on payments received from the Petrobras Parties.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Contract drilling revenue decreased 23% for the Current Year as compared to the Comparable Year.  The decrease was primarily due to lower utilization on three of our jackup rigs due to the drilling contracts being terminated as a result of the volatility in oil prices and the challenges presented by the spread of COVID-19, which in turn resulted (i) in a decrease of $46.3 million in contract drilling revenue and (ii) downtime on the Platinum Explorer, which resulted in a decrease of $6.4 million. These decreases were offset by the commencement of operations of the Soehanah jackup rig, which contributed an additional $17.5 million in contract drilling revenue during the Current Year.

Reimbursables and other revenue for the Current Year decreased $7.4 million as compared to the Comparable Year primarily as a result of the changes in drilling contracts discussed immediately above, which resulted in a decrease of $3.2 million in reimbursable revenue, and the termination of the bareboat charter lease on the Soehanah jackup rig, which was redelivered to the Company in February 2020.

Operating costs: Operating costs for the Current Year decreased 5% as compared to the Comparable Year primarily as a result of the aforementioned changes to our drilling contracts, with lower costs incurred on warm stacked rigs, and a $3.8 million decrease in operations support costs in the Current Year as compared to the Comparable Year as a result of reductions in personnel headcount and salaries paid to personnel. Operating costs for the Current Year includes approximately $5.0 million for bad debt expense representing our current estimate of credit losses associated with our “Trade receivables” and $1.8 million in fuel and helicopter costs that would otherwise be a cost to the customer.  These amounts represent our customer’s decision not to pay us for days impacted by what we believe are force majeure and other events for which we would be entitled to receive payment under our contract. We disagree with their decision and are evaluating remedies, if any, under the contract.

Loss on impairment: During the three months ended September 30, 2020, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million. See “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional information regarding such impairment.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

General and administrative expenses: Decreases in general and administrative expenses for the Current Year as compared to the Comparable Year were primarily due to a $101.6 million decrease in expenses associated with non-routine matters, including, among others, a $62.6 million contingency fee related to the collection of the Petrobras Award and a $30.5 million cost for judgment preservation insurance to insure against the contingency of being required to return the Petrobras Payment.   General and administrative expenses for the Current Year and for the Comparable Year include approximately $1.1 million and $0.6 million, respectively, for non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Year decreased 6% as compared to the Comparable Year, due primarily to the write down of the carrying value of the Titanium Explorer in the Current Year.

Interest income: Interest income for the Current Year decreased $115.5 million as compared to the Comparable Year due primarily to interest derived from the Petrobras Payments received during the Comparable Year. Please refer to “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Interest expense and financing charges: Interest expense for the Current Year decreased 27% as compared to the Comparable Year primarily due to lower outstanding debt after the Conversion of the Convertible Notes in December 2019.  Interest expense included non-cash discount accretion, PIK interest and deferred financing costs totaling approximately $1.6 million and $14.1 million for the Current Year and for the Comparable Year, respectively.

Other, net: We recorded a gain of $2.3 million during the Current Year related to the settlement agreement between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  See “Note 9. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional detail on the settlement agreement.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are remeasured in USD based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $0.4 million and $0.2 million were included in other, net, for the Current Year and the Comparable Year, respectively.

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

Years Ended December 31, 2019 and 2018

For a comparison of our results of operations for the fiscal years ended December 31, 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020.

Liquidity and Capital Resources

The prolonged low price environment caused by the spread of COVID-19, the resulting decline in global economic activity and the associated oil price and market share volatility began to reduce our liquidity and capital resources in the Current Year, a trend which could extend into subsequent quarters in 2021 and beyond, depending on, among other factors, how long COVID-19 remains a significant public health crisis and global economic activity remains depressed.  Such events have had significant adverse consequences on general financial, business and economic conditions, as well as for the financial, business and economic position of our business and the business of our customers and suppliers, and may adversely impact our ability to derive cash flows from our operations and access capital funding from third parties in the future.

We have experienced, and could further experience, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity. We are actively seeking, and assessing the viability of, measures to reduce our operating costs and preserve cash during these challenging times.  For example, we (i) reduced the annual compensation payable to our independent members of the Board of Directors by 20%

as well as the salaries of our workforce by approximately 15 to 20% depending on the position and subsequently replaced it with a longer-term 10% reduction to annual compensation payable to our independent members of the Board of Directors as well as the salary of our workforce across the Company beginning on July 1, 2020, (ii) secured material price reductions from certain of our vendors and (iii) initiated significant reductions in both our onshore and offshore personnel in June 2020 to reflect the lower levels of operating activity.  We remain committed to actively seeking measures to reduce our operating costs and preserve our cash during these unprecedented times. The effects of the decline in global economic activity and other oil price and market share volatility may cause us to implement additional cost reduction measures and alter our general financial strategy in the near- and long-term.

As of December 31, 2020, we believe we maintain adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. Accordingly, our management believes that we have adequate liquidity to fund our operations for the twelve months following the date our Consolidated Financial Statements are issued and therefore, have been prepared under the going concern assumption.

As of December 31, 2020, we had working capital of approximately $203.5 million, including approximately $141.9 million of cash available for general corporate purposes. Scheduled interest payments through December 31, 2021 are approximately $32.4 million. We do not have any scheduled principal debt maturities until 2023.  We anticipate capital expenditures through December 31, 2021 to be between approximately $5.1 million and approximately $6.3 million for sustaining capital and capital spares. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Additionally, through December 31, 2021, we anticipate incremental expenditures for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $17.0 million and approximately $20.8 million. As of December 31, 2020, we had $39.9 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

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

The table below includes a summary of our cash flow information for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
Cash flows (used in) provided by:
Operating activities	$(85,302)	$535,639	$12,794
Investing activities	(3,155)	(7,798)	(94,613)
Financing activities	—	(524,284)	125,751

Changes in cash flows from operating activities are driven by changes in net income (see discussion of changes in net income above in “Results of Operations” in this Part II, Item 7).

Cash flows used in investing activities in the Comparable Year are primarily for capital expenditures on an MPD system.

Cash flows used in financing activities in the Comparable Year are primarily for the Special Cash Distribution paid to shareholders of record as of the close of business on December 10, 2019.  See “Note 7. Shareholders’ Equity” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information.

For a comparison of our Cash Flows for the fiscal years ended December 31, 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 10, 2020.

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

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2020. Some of the figures included in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we may actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Total	2021	2022-2023	2024-2025	After 5 Years
	(in thousands)
Principal payments on 9.25% First Lien Notes	$350,000	$—	$350,000	$—	$—
Interest payments (1)	97,218	32,378	64,840	—	—
Operating lease payments (2)	4,882	2,340	2,542	—	—
Purchase obligations (3)	10,247	10,247	—	—	—
Total as of December 31, 2020	$462,347	$44,965	$417,382	$—	$—

(1)	Interest on the 9.25% First Lien Notes is payable at 9.25% in May and November of each year until the maturity date of November 15, 2023.

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. As of December 31, 2020, we had $39.9 million available for the issuance of letters of credit under this cash collateralized letter of credit facility.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our significant accounting policies are included in “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.  While management believes current estimates are appropriate and reasonable, actual results could materially differ from those estimates. We have identified the policies below as critical to our business operations and the understanding of our financial operations.  We have discussed the development, selection and disclosure of such policies and estimates with the audit committee of the Board of Directors.

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

As a result of the spread of COVID-19 and oil price and market share volatility, we tested for impairment based on impairment indicators identified in the first quarter of 2020. The recoverability test performed resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated from our drilling rigs exceeded their carrying values as of March 31, 2020.  The projections and assumptions used in that analysis did not change significantly during the three months ended June 30, 2020; accordingly, no triggering event had occurred to indicate that the carrying value of our drilling rigs would not be recoverable at that time.

During the third quarter of 2020, we identified indicators that the carrying amounts of our deepwater asset groups may not be recoverable. Such indicators included the continued impact of COVID-19 on global economic activity and the resulting reductions and delays in deepwater oil and gas exploration and development plans on the part of operators leading to increased barriers for the reactivation of stacked rigs.  As a result of our impairment testing, we determined that the carrying amount of our long-term warm stacked drillship, the Titanium Explorer, was impaired and we recognized a non-cash loss on impairment of $128.9 million as of September 30, 2020. We measured the fair value of the Titanium Explorer by applying the market approach, using estimates of the exchange price that would be received for the assets in the principal or most advantageous market as of the measurement date. Our estimate of fair value required us to use other significant observable inputs, representative of Level 3 fair value measurements, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value. The recoverability test performed on our other two deepwater rigs resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated by those rigs exceeded their carrying values as of September 30, 2020. The Platinum Explorer is currently operating and the Tungsten Explorer is scheduled to recommence operations during the second quarter of 2021.  The projections and assumptions used during the third quarter of 2020 have not changed significantly as of December 31, 2020; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Income Taxes: VDI is a Cayman Islands company. The Cayman Islands do not impose corporate income taxes. Consequently, we have calculated income taxes based on the laws and tax rates in effect in the countries in which our operations are conducted, or in which we and our subsidiaries are considered resident for income tax purposes.  We operate in multiple countries under different legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Tax rates vary between jurisdictions, as does the tax base to which the rates are applied. Taxes may be levied based on net profit before taxes or gross revenues or as withholding taxes on revenue. Determination of income tax expense in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. We recognize interest and penalties related to income taxes as a component of income tax expense.

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

Change in accounting for credit losses (Adoption of ASC Topic 326).

We adopted ASC Topic 326: Credit Losses, as amended, on January 1, 2020 electing to apply the standard prospectively and not restating comparative periods. We also adopted ASC Subtopic 350-40, as amended on January 1, 2020.  Please refer to “Note 2. Basis of Presentation and Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information.  The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

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

Interest Rate Risk: As of December 31, 2020, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. Our functional currency is USD, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2020, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vantage Drilling International

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vantage Drilling International (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2020 and 2019 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property and equipment Impairment Assessment

As described in the Company's consolidated financial statements, the net carrying value of property and equipment as of December 31, 2020 was $516.3 million. As described in Note 2, the Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable ("triggering events"). During 2020, the Company observed deterioration in macroeconomic conditions, oil price and market share volatility and reductions and delays in oil and gas exploration and development plans by operators as a result of the economic impact of the COVID-19 pandemic.  The Company determined these events constituted triggering events requiring an assessment of each asset group for impairment, which resulted in a $128.9 million property and equipment impairment loss during the year ended December 31, 2020.

We identified the significant judgments made by management to prepare the undiscounted cash flow analyses by asset group to evaluate whether an impairment existed for each asset group as a critical audit matter.  Significant assumptions used in the undiscounted cash flows estimates included the effect of day rates and utilization metrics.  Auditing these elements was especially challenging and required significant auditor judgment due to nature and extent of audit effort required in performing procedures and evaluating audit evidence related to management’s assumptions.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the reasonableness of the dayrate and utilization assumptions used in the undiscounted cash flow estimates by (i) evaluating the completeness and accuracy of current backlog, (ii) potential drilling rig opportunities and (iii) considering available industry reports and data on supply and demand trends and future oil and gas prices.

•	Comparing the assumptions used in the Company’s historic undiscounted cash flow estimates to assess for management biases in the estimates.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014

Houston, Texas

March 18, 2021

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$141,945	$231,947
Restricted cash	7,996	2,511
Trade receivables, net of allowance for doubtful accounts of $5.0 million and $0.0 million, respectively	24,717	46,504
Materials and supplies	49,861	48,368
Prepaid expenses and other current assets	27,323	16,507
Total current assets	251,842	345,837
Property and equipment
Property and equipment	794,944	1,002,968
Accumulated depreciation	(278,562)	(281,842)
Property and equipment, net	516,382	721,126
Operating lease ROU assets	3,997	6,706
Other assets	12,126	17,068
Total assets	$784,347	$1,090,737

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,638	$49,599
Other current liabilities	24,734	26,936
Total current liabilities	48,372	76,535
Long–term debt, net of discount and financing costs of $4,781 and $6,421	345,219	343,579
Other long-term liabilities	15,011	17,532
Commitments and contingencies (see Note 9)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, respectively	13	13
Additional paid-in capital	634,181	634,770
Accumulated (deficit) earnings	(259,655)	17,064
Controlling interest shareholders' equity	374,539	651,847
Noncontrolling interests	1,206	1,244
Total equity	375,745	653,091
Total liabilities and shareholders’ equity	$784,347	$1,090,737

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Contract drilling services	$112,013	$144,571	$203,565
Contract termination revenue	—	594,029	—
Reimbursables and other	14,849	22,248	22,182
Total revenue	126,862	760,848	225,747
Operating costs and expenses
Operating costs	149,084	156,893	171,041
General and administrative	21,022	128,548	29,544
Depreciation	69,216	73,820	70,447
Loss on impairment	128,876	—	—
Total operating costs and expenses	368,198	359,261	271,032
(Loss) income from operations	(241,336)	401,587	(45,285)
Other income (expense)
Interest income	871	116,368	1,898
Interest expense and other financing charges	(34,041)	(46,575)	(78,779)
Loss on debt extinguishment	—	—	(1,271)
Other, net	2,646	216	(1,505)
Total other (expense) income	(30,524)	70,009	(79,657)
(Loss) income before income taxes	(271,860)	471,596	(124,942)
Income tax provision	4,897	15,121	16,526
Net (loss) income	(276,757)	456,475	(141,468)
Net (loss) income attributable to noncontrolling interests	(38)	741	—
Net (loss) income attributable to shareholders	$(276,719)	$455,734	$(141,468)
(Loss) earnings per share
Basic and Diluted	$(21.10)	$80.27	$(28.29)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholder’s Equity

(In thousands)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
Balance December 31, 2017	5,000	$5	$373,972	$(297,202)	$—	$76,775
Net loss	—	—	—	(141,468)	—	(141,468)
Balance December 31, 2018	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Common stock issued (see Note 7)	8,115	8	779,071	—	—	779,079
Reclassification of Share-based compensation (see Note 7)	—	—	12,087	—	—	12,087
Distribution to shareholders (see Note 7)	—	—	(524,994)	—	—	(524,994)
Share-based compensation	—	—	435	—	—	435
Share-based compensation - dividend equivalents (see Note 7)	—	—	(5,801)	—	—	(5,801)
Contributions from holders of noncontrolling interests	—	—	—	—	503	503
Net income	—	—	—	455,734	741	456,475
Balance December 31, 2019	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	1,615	—	—	1,615
Share-based compensation - dividend equivalents (see Note 7)	—	—	(2,204)	—	—	(2,204)
Net loss	—	—	—	(276,719)	(38)	(276,757)
Balance December 31, 2020	13,115	13	634,181	(259,655)	1,206	375,745

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(276,757)	$456,475	$(141,468)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation expense	69,216	73,820	70,447
Amortization of debt financing costs	1,640	1,627	556
Amortization of debt discount	—	5,354	49,417
Amortization of contract value	—	1,643	6,311
PIK interest on the Convertible Notes	—	7,132	7,648
Share-based compensation expense	1,615	957	7,165
Non-cash loss on debt extinguishment	—	—	975
Deferred income tax expense (benefit)	221	(51)	1,742
Loss (gain) on disposal of assets	52	155	(1,301)
Gain on settlement of restructuring agreement	(2,278)	—	—
Loss on impairment	128,876	—	—
Changes in operating assets and liabilities:
Trade receivables, net	21,787	(18,073)	16,948
Materials and supplies	(1,852)	(3,174)	1,911
Prepaid expenses and other current assets	(1,237)	771	(6,121)
Other assets	3,716	4,265	2,339
Accounts payable	(23,683)	5,227	4,706
Other current liabilities and other long-term liabilities	(6,618)	(489)	(8,481)
Net cash (used in) provided by operating activities	(85,302)	535,639	12,794
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(3,155)	(7,798)	(14,316)
Cash paid for Soehanah acquisition	—	—	(85,000)
Net proceeds from sale of Vantage 260	—	—	4,703
Net cash used in investing activities	(3,155)	(7,798)	(94,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	—	(216,265)
Proceeds from issuance of 9.25% First Lien Notes	—	—	350,000
Contributions from holders of noncontrolling interests	—	1,197	—
Distributions to shareholders	—	(524,994)	—
Debt issuance costs	—	(487)	(7,688)
Debt prepayment costs	—	—	(296)
Net cash (used in) provided by financing activities	—	(524,284)	125,751
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(88,457)	3,557	43,932
Unrestricted and restricted cash and cash equivalents—beginning of period	242,944	239,387	195,455
Unrestricted and restricted cash and cash equivalents—end of period	$154,487	$242,944	$239,387
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$32,388	$31,125	$22,538
Income taxes (net of refunds)	7,780	13,548	14,859
Non-cash investing and financing transactions:
Reallocation of Soehanah jackup rig acquisition value from equipment to materials and supplies	1,019	—	—
Conversion of Convertible Notes into Ordinary Shares	—	779,079	—
Payment of interest in kind on the Convertible Notes	—	3,867	7,647
Trade-in value on equipment upgrades	—	—	570

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

 The Continued Global Spread of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency as COVID-19 continued to spread globally beyond its point of origin. In March 2020, WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally and the risks posed to the international community. The continued global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry.  The response of governments throughout the world to address the spread of COVID-19, including, among other actions, the imposition of travel bans, quarantines and entry restrictions, has notably impacted our operations, particularly challenging the ability to transport personnel and equipment to and from our rigs, and for our customers and their suppliers to be able to seamlessly manage and conduct their respective operations. As a result of these challenges: (a) one of our customers invoked the “force majeure” clause under its drilling contract with us and subsequently terminated the drilling contract in accordance with its terms, and there is the potential for others to similarly exercise “force majeure” clauses under their respective drilling contracts; (b) two other customers terminated their drilling contracts prior to the end of their respective terms (both contracts were to expire in the normal course in the second quarter of 2020); (c) in December 2020, a customer terminated its drilling contract prior to the commencement of operations; (d) we reached an agreement in April 2020 to place one rig on a stand-by rate for the majority of the second quarter of 2020 (such “force majeure” or stand-by rates received by the Company are generally less than the original day rates otherwise payable to the Company); however, this rig returned to operations in July 2020; (e) we reached agreements with two other customers to delay the start dates of their new drilling programs and we remain in ongoing discussions with another customer regarding our operations and their existing drilling contract and program; (f) we experienced, and could continue to experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity; and (g) we incurred additional labor costs and could continue to incur additional labor costs in the future as a result of our efforts to keep our personnel safe, quarantine requirements, closures and movement restrictions in certain jurisdictions in which we operate, as well as the home countries in which certain of our offshore personnel are located, which in many cases have impeded, and could continue to impede for the foreseeable future, the regular transportation of crews to their home countries and result in the payment of compensation to stranded crews working longer than their routine rotation schedule (in addition to the use of charter flights in the absence of commercial flights).

The impact of these challenges in 2020 resulted in (i) lower revenue due to terminations of (or amendments to) certain of our drilling contracts and (ii) increased expenses due to higher labor and related costs.  We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations on a go-forward basis; however, the Company has been actively managing and continues to actively manage the business in an attempt to mitigate the impact of the foregoing matters.  In order to decrease the Company’s overall operating expenses, the Company undertook significant headcount and salary reductions, both onshore and offshore, as well as other cost reduction measures to reflect the lower operating activity.

Declines in the Demand for Oil and Gas, and the Resulting Oil Price and Market Share Volatility

The collapse in global economic activity resulting from the COVID-19 outbreak in 2020 caused demand for global oil and gas to significantly decline.  Moreover, members of OPEC and Russia failed to reach an agreement in March 2020 to extend previously agreed upon oil production cuts and make much needed additional oil production cuts. Thereafter, Saudi Arabia announced an immediate significant reduction in its oil export prices and Russia announced that all agreed oil production cuts between Russia and OPEC members would expire on April 1, 2020. The termination of the previous cooperation between Saudi Arabia and Russia had an immediate impact given that it had supported global oil prices in the past.  Saudi Arabia’s subsequent decision to dramatically increase its oil production and engage in a price war with Russia led to a massive oversupply of oil, which resulted in the overwhelming of global oil storage capacities.

This price and market share war was later reversed with OPEC, Russia and many of the world’s major oil producers reaching a record production cut agreement on April 12, 2020 and extending such agreement on June 6, 2020. However, the confluence of the spread of COVID-19 and the resulting global oil surplus significantly and adversely impacted the oil and gas industry beginning in the second quarter of 2020, causing (i) an unprecedented drop in oil prices, with Brent crude reaching $19.33 per barrel, its lowest price since 1999, and (ii) ensuing reductions of exploration and production company capital and operating budgets.  Though OPEC, Russia and other major oil and gas producing nations agreed to either cut or maintain levels of oil production as was the case in March 2021, the efforts to contain COVID-19 could continue to depress global economic activity in the near-term, and the supply and demand imbalance of oil and gas will likely continue for the foreseeable future.  Notwithstanding the recent recovery in global oil prices since (i) the development and availability of vaccines for COVID-19, (ii) the perception of the reopening of global economies along with (iii) the injection of substantial government monetary and fiscal stimulus, volatility of and uncertainty around global oil prices persist.

It was this volatility and uncertainty in global oil and gas prices that caused oil and gas producers to cancel or delay drilling tenders in 2020, which negatively impacted our reported backlog and could potentially and negatively impact our future backlog.  Further, material payment delays, modifications or cancellations on our underlying contracts (including, but not limited to, delays, modifications or cancellations directly or indirectly attributable to COVID-19) reduced the amount of backlog previously reported (and could further reduce the amount of backlog currently reported) and consequently, could inhibit the conversion of that backlog into revenues.

The potential for oil prices to decline in the future continues to put pressure on oil and gas activity levels, particularly in the deepwater segment.  Oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreaks, changes in oil and gas inventories and industry demand, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further improve, if at all, or whether they could reverse course and decline. While our management is actively monitoring the foregoing events and its associated financial impact, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Platinum Explorer Contract Award

On February 3, 2021, VDI received a letter of award from Oil and Natural Gas Company (ONGC) for a two-year contract with the Platinum Explorer.  The Platinum Explorer is currently performing under an existing three-year contract with ONGC, which is expected to conclude in the second quarter of 2021.  The new contract with ONGC is expected to begin once the existing campaign concludes.  Expected revenues over the new two-year contract term, exclusive of service tax, are approximately $109 million.

Operations and Management Agreement with Seadrill Partners

On February 9, 2021, Vantage Holdings International (“VHI”), a subsidiary of VDI, entered into a Framework Agreement with Seadrill Partners LLC (“Seadrill Partners”) pursuant to which certain subsidiaries of VHI (the “VHI Entities”) entered into, and will enter into additional, management and marketing agreements (the “Management and Marketing Agreements”) with certain subsidiaries of Seadrill Partners (the “Seadrill Entities”).  Under the Management and Marketing Agreements, the VHI Entities will provide marketing and operations management services in respect of certain deepwater floaters owned by the Seadrill Entities.  These Management and Marketing Agreements are subject to the approval of the U.S. Bankruptcy Court for the Southern District of Texas.

Drilling Contract Arbitration.

On February 22, 2021, the U.S. Supreme Court denied the Petrobras Parties’ petition for certiorari in their efforts to seek the reversal of the U.S. Court of Appeals for the Fifth Circuit’s decision to affirm the U.S. District Court – Texas’s judgment confirming the Petrobras Award.   This denial by the U.S. Supreme Court ended the drilling contract arbitration with the Petrobras Parties and all related appeals. See “Note 9. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements” for additional details on the Drilling Contract Arbitration.

Purchase and Sale Agreement to Sell the Titanium Explorer

On December 31, 2020, we entered into a purchase and sale agreement with Best Oasis Limited (the “Buyer”) to sell the Titanium Explorer (the “Purchase and Sale Agreement”), subject to the closing conditions contained in such agreement, for an aggregate purchase price of $13.8 million and we subsequently classified the rig as held for sale on our Consolidated Balance Sheet.  The transactions contemplated by the Purchase and Sale Agreement closed on March 10, 2021.  Pursuant to the Purchase and Sale Agreement, the Buyer is required to recycle the rig in an environmentally sound manner.

Impairment of the Titanium Explorer’s Carrying Value

During the third quarter of 2020, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million as of September 30, 2020. See “Note 2. Basis of Presentation and Significant Accounting Policies” of these “Notes to Consolidated Financial Statements” for additional information regarding the impairment of the Titanium Explorer.

Restructuring Agreement and the Associated Settlement Agreement

The Company entered into a settlement agreement with VDC on March 4, 2020 to release each other from claims pertaining to certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  See “Note 9. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements” for additional details on the Restructuring Agreement and associated settlement agreement.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2020 and 2019, for the years ended December 31, 2020, 2019 and 2018, have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC and include our accounts and those of our majority owned subsidiaries and VIEs discussed below. All significant intercompany transactions and accounts have been eliminated.

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

	December 31, 2020	December 31, 2019
(unaudited, in thousands)
Current assets	$7,072	$14,589
Non-current assets	84	3,643
Current liabilities	3,979	11,560
Non-current liabilities	741	4,159
Net carrying amount	$2,436	$2,513

As ADVantage is a majority owned subsidiary of the Company, it serves as a guarantor under the First Lien Indenture relating to the 9.25% First Lien Notes. The 9.25% First Lien Notes are secured by a first priority lien on all of the assets of ADVantage, subject to certain exceptions. Creditors’ recourse against ADVantage for liabilities of ADVantage is limited to the assets of ADVantage.

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

Materials and Supplies: Consists of materials, spare parts, consumables and related supplies for our drilling rigs.  We record these materials and supplies at their average cost.

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or

“General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. For the years ended December 31, 2020, 2019 and 2018, we recognized a net loss of approximately $0.1 million, a net loss of approximately $0.2 million and a net gain of approximately $1.3 million, respectively, related to the sale or retirement of assets.

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

As a result of the continued spread of COVID-19 and oil price and market share volatility, we tested for impairment based on impairment indicators identified in the first quarter of 2020. The recoverability test performed resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated from our drilling rigs exceeded their carrying values as of March 31, 2020.  The projections and assumptions used in that analysis did not change significantly during the three months ended June 30, 2020; accordingly, no triggering event had occurred to indicate that the carrying value of our drilling rigs would not be recoverable at that time.

During the third quarter of 2020, we identified indicators that the carrying amounts of our deepwater asset groups may not be recoverable. Such indicators included the continued impact of COVID-19 on global economic activity and the resulting reductions and delays in deepwater oil and gas exploration and development plans on the part of operators leading to increased barriers for the reactivation of stacked rigs.  As a result of our impairment testing, we determined that the carrying amount of our longer-term warm stacked drillship, the Titanium Explorer, was impaired and we subsequently recognized a non-cash loss on impairment of $128.9 million as of September 30, 2020. We measured the fair value of the Titanium Explorer by applying the market approach, using estimates of the exchange price that would be received for the assets in the principal or most advantageous market as of the measurement date. Our estimate of fair value required us to use other significant observable inputs, representative of Level 3 fair value measurements, including the marketability of the rig and prices of comparable rigs that may be sold for scrap value. The recoverability test performed on our other two deepwater rigs resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated by those rigs exceeded their carrying values as of September 30, 2020. The Platinum Explorer is currently operating and the Tungsten Explorer is scheduled to recommence operations during the second quarter of 2021. The projections and assumptions used during the third quarter of 2020 have not changed significantly as of December 31, 2020; accordingly, no triggering event has occurred to indicate that the current carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million.  In connection with our acquisition we recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset was amortized on a straight-line basis over the two-year term of the drilling contract, which ended April 2019. We recognized approximately $1.6 million and $6.3 million of amortization expense for intangible assets for the years ended December 31, 2019 and 2018, respectively.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers or customer groups indicate that risk characteristics have changed. We considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility (see “The Continued Global Spread of COVID-19” and “Declines in the Demand for Oil and Gas, and the Resulting Oil Price and Market Share Volatility” each of which are set forth above in “Note 1. Organization and Recent Events” of these “Notes to Consolidated Financial Statements”) on our current estimate of credit losses as of December 31, 2020.  As of December 31, 2020, the allowance for doubtful accounts on our trade receivables was $5.0 million.  This amount represents our customer’s decision not to pay us for days impacted by what we believe are force majeure and other events for which we would be entitled to receive payment under our contract.  We disagree with their decision and are evaluating remedies, if any, under the contract.  As of December 31, 2019, the allowance for doubtful accounts on our trade receivables was immaterial.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	5,677	5,000
Restricted share equity awards	—	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	5,677	5,000

The following sets forth the number of shares excluded from diluted EPS computations:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Convertible Notes	—	—	7,995
Restricted share equity awards	200	34	39
Future potentially dilutive Ordinary Shares excluded from diluted EPS	200	34	8,034

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the years ended December 31, 2020, 2019 and 2018, we recognized a net gain of $0.4 million, a net gain of $0.2 million and a net loss of $1.5 million,   respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At December 31, 2020, the fair value of the 9.25% First Lien Notes was approximately $197.9 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Recently Adopted Accounting Standards:

 In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses.” This ASU, and the related ASUs issued subsequently by the FASB, introduce a new model for recognizing credit losses on financial assets not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities.  The new ASU broadens the information that an entity must consider in developing estimates of expected credit losses and requires an entity to estimate credit losses over the life of an exposure based on historical information, current information and reasonable, supportable forecasts.  We adopted this ASU on January 1, 2020, using the modified retrospective approach.  The adoption of this ASU did not have a material impact on our consolidated financial statements as our customers are primarily international oil companies, national oil companies and large independent oil companies that have historically had a very low incidence of bad debt expense.  The Company has monitored, and will continue to actively monitor, the impact of the COVID-19 outbreak on expected credit losses.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. We adopted the standard on January 1, 2020 with no impact to our consolidated financial statements.

Recently Issued Accounting Standards:

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also simplifies and improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and for interim periods therein with, early adoption permitted.  We will adopt this ASU on the effective date in the first quarter of 2021.  As of the date of this Annual Report, we do not anticipate the adoption will materially affect our consolidated financial statements.

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

Amortizable Revenue. In connection with certain contracts, we receive lump-sum fees or similar compensation for (i) the mobilization of equipment and personnel prior to the commencement of drilling services, (ii) the demobilization of equipment and personnel upon contract completion or (iii) postponement fees in consideration for the postponement of a contract until a later date. These activities are not considered to be distinct within the context of the contract and therefore, the associated revenue is allocated to the overall single performance obligation.

Mobilization fees received prior to commencement of drilling operations are recorded as a contract liability and amortized on a straight‑line basis over the initial contract period. Demobilization fees expected to be received upon contract completion are estimated at contract inception and recognized on a straight-line basis over the initial contract term with an offset to an accretive contract asset. In many contracts, demobilization fees are contingent upon the occurrence or non-occurrence of a future event and the estimate for such revenue may therefore be constrained. Postponement fees received that are contingent upon the occurrence (or non-occurrence) of a future event are recognized on a straight-line basis over the contract term.  Fees received for the mobilization or demobilization of equipment and personnel or the postponement of a contract to a later date are included in “Contract drilling services”.

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Year Ended December 31 , 2020
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$59,624	$46,455	$798	$106,877
Charter lease revenue	476	—	—	476
Amortized revenue	1,889	4,045	—	5,934
Reimbursable revenue	7,576	5,582	417	13,575
Total revenue	$69,565	$56,082	$1,215	$126,862

	Year Ended December 31 , 2019
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$88,606	$52,005	$1,277	$141,888
Contract termination revenue	—	594,029	—	594,029
Charter lease revenue	4,461	—	—	4,461
Amortized revenue	1,626	2,334	—	3,960
Reimbursable revenue	8,937	4,676	2,897	16,510
Total revenue	$103,630	$653,044	$4,174	$760,848

	Year Ended December 31, 2018
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$84,777	$115,406	$1,220	$201,403
Amortized revenue	1,049	2,333	—	3,382
Reimbursable revenue	10,229	6,115	4,618	20,962
Total revenue	$96,055	$123,854	$5,838	$225,747

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

We recognize contract liabilities, recorded in other “Other current liabilities” and “Other long-term liabilities” on our Consolidate Balance Sheet, for prepayments received from customers and for deferred revenue received for mobilization, contract preparation and capital upgrades.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	December 31, 2020	December 31, 2019
(in thousands)
Current contract cost assets	$2,905	$132
Noncurrent contract cost assets	—	1,598
Current contract revenue liabilities	5,100	2,912
Noncurrent contract revenue liabilities	—	2,090

Significant changes in contract cost assets and contract revenue liabilities during the year ended December 31, 2020 are as follows:

	Contract Costs	Contract Revenues
(in thousands)
Balance as of December 31, 2019	$1,730	$5,002
Increase due to contractual additions	3,641	9,295
Decrease due to recognition	(2,466)	(8,674)
Decrease due to transfer to payable during the period	—	(523)
Balance as of December 31, 2020 (1)	$2,905	$5,100
(1)	We expect to recognize contract revenues of approximately $5.1 million in 2021 related to unsatisfied performance obligations existing as of December 31, 2020.

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

We accounted for the acquisition as an asset purchase in accordance with accounting guidance considering that substantially all of the fair value of the gross assets acquired was concentrated in the Soehanah jackup rig and in-place lease intangible. Using the cost accumulation model, the cost of the acquisition was allocated to the assets acquired as follows:

(in thousands)
Total cash consideration (1)	$85,000

Purchase price allocation:
Soehanah rig and equipment	81,850
Materials, supplies and spare parts	3,150
Cash	913
Charterer deposit	(913)
Net assets acquired	$85,000
(1)	Including $0.4 million of transaction costs.

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

The components of lease expense were as follows:

(in thousands)	Classification in the Consolidated Statement of Operations	2020	2019
Operating lease cost(1)	Operating costs	$3,509	$5,633
Operating lease cost(1)	General and administrative	607	1,160
Sublease income	Operating costs	(485)	(475)
Sublease income	General and administrative	(247)	(296)
Total operating lease cost		$3,384	$6,022

(1)	Short-term lease costs were $0.5 million and $2.5 million during the years ended December 31, 2020 and 2019, respectively. Operating cash flows used for operating leases approximates lease expense.

(in thousands)	Classification in the Consolidated Balance Sheet	December 31, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease ROU assets	$3,997	$6,706
Total leased assets		$3,997	$6,706
Liabilities:
Current operating	Other current liabilities	$2,038	$3,963
Noncurrent operating	Other long-term liabilities	2,371	3,139
Total lease liabilities		$4,409	$7,102

As of December 31, 2020, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
2021	$2,340
2022	1,593
2023	949
2024	—
2025	—
Total future lease payments	$4,882
Less imputed interest	(473)
Present value of lease obligations	$4,409

As of December 31, 2020, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 2.3 years, respectively. ROU assets and lease liabilities recorded for leases commencing during the three months ended December 31, 2020 was immaterial.

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

6. Debt

Our debt was composed of the following as of the dates indicated:

	December 31,
	2020	2019
(in thousands)
9.25% First Lien Notes, net of financing costs of $4,781 and $6,421, respectively	$345,219	$343,579
Less current maturities of long-term debt	—	—
Long-term debt, net	$345,219	$343,579

 Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2021	$—
2022	—
2023	350,000
2024	—
2025	—
Thereafter	—
Total debt (1)	350,000
Less:
Current maturities of long-term debt	—
Future amortization of financing costs	(4,781)
Long-term debt	$345,219

(1)  Excludes financing costs of $4.8 million on the 9.25% First Lien Notes.

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a new letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The new facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $10.1 million in letters of credit under this facility as of December 31, 2020.

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

7. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares.  Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of LSTC in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes.  See “Note 6. Debt” of these “Notes to Consolidated Financial Statements” for additional information regarding the Conversion.  As of December 31, 2020, 13,115,026 Ordinary Shares were issued and outstanding.

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

Share-based Compensation

On August 9, 2016, the Company adopted the Amended 2016 MIP to align the interests of participants with those of the shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards.  As of December 31, 2020, there were 308,239 shares available for future grant under the Amended 2016 MIP.

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

Pursuant to the Amended 2016 MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI stockholders provided that any such dividends will be subject to the same vesting requirements of the underlying units.  Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable MIP award.  As a result of the Special Cash Distribution discussed above in this “Note 7. Shareholders’ Equity” of the “Notes to Consolidated Financial Statements”, $8.0 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheet at December 31, 2020 to be paid on settlement of TBGs.  The outstanding TBGs and PBGs were subject to modification accounting as a result of the Special Cash Distribution as discussed above in this “Note 7. Shareholders’ Equity” of the “Notes to Consolidated Financial Statements”.  No additional compensation costs were recognized as a result of the Special Cash Distribution as there was no change in the terms affecting the estimate of fair value.

For the years ended December 31, 2020, 2019 and 2018, we recognized share-based compensation related to the TBGs of approximately $1.6 million, $1.0 million and $7.2 million, respectively. As of December 31, 2020, there was approximately $0.5 million of total unrecognized share-based compensation expense related to TBGs, which is expected to be recognized over the remaining weighted average vesting period of approximately 0.5 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2020 was approximately $3.6 million.

Share-based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the conversion date will be recognized for the service period completed.  As of December 31, 2020, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs, which have a remaining weighted average vesting period of approximately 2.1 years.

A summary of the status of non-vested restricted units at December 31, 2020 and changes during the year ended December 31, 2020 is as follows:

	Time Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price	Performance Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price
Nonvested restricted units at December 31, 2019	80,209	$66.26	475,792	$66.26
Awarded	—	—	—	—
Vested	(55,074)	66.26	—	—
Forfeited	(4,428)	66.26	(41,355)	66.26
Nonvested restricted units at December 31, 2020	20,707	$66.26	434,437	$66.26

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019.  As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI.  Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly.  We do not anticipate that VDI’s tax status will have a material impact on the consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, a sweeping stimulus bill intended to bolster the U.S. economy and provide emergency financial assistance to qualifying businesses and individuals. The CARES Act, among other things, modified the net operating losses carryovers and carrybacks rules, and included modifications to Section 163(j) of the Code to increase the allowable business interest deduction.   As of December 31, 2020, our analysis of the provisions of the CARES Act revealed no material implications on the income tax provision.

The income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current	$4,676	$15,172	$14,784
Deferred	221	(51)	1,742
Total	$4,897	$15,121	$16,526

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2020	2019	2018
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(2.5)%	3.6%	(14.1)%
Uncertain tax positions	0.3%	0.1%	0.3%
Other	0.4%	(0.5)%	0.6%
Total	(1.8)%	3.2%	(13.2)%

   The components of the net deferred tax assets and liabilities were as follows:

	December 31, 2020	December 31, 2019
(in thousands)
Deferred tax assets:
Share-based compensation	$1,144	$1,014
Accrued bonuses/compensation	256	483
Special compensation	220	268
Start-up costs	22	33
Loss carry-forwards	2,091	2,015
Deferred revenue	—	91
Other deferred tax assets	—	20
Total deferred tax assets	3,733	3,924
Valuation allowance	(2,009)	(2,015)
Net deferred tax assets	1,724	1,909
Deferred tax liabilities:
Property and equipment	(755)	(732)
Deferred cost	—	(2)
Deferred revenue	(6)	—
Other deferred tax liability	(10)	—
Total deferred tax liabilities	(771)	(734)
Net deferred tax asset	$953	$1,175

At December 31, 2020, we had foreign tax loss carry forwards of approximately $7.9 million, which will expire beginning in 2021.  The increase in foreign tax loss carry forwards is primarily due losses incurred during the Current Year which offset expired and utilized amounts.  The reduction in the valuation allowance primarily results from the expiration of loss carryforwards and valuation allowance releases upon utilization of certain loss carry forwards.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties expense of approximately $(0.4) million is included in 2020 income tax expense and total interest and penalties of approximately $1.3 million are accrued as of December 31, 2020.

A reconciliation of our unrecognized tax benefits amount, excluding interest and penalties that we recognize as a component of income tax expense, is as follows (in thousands):

Gross balance at January 1, 2020	$2,714
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	6
Reductions for tax positions of prior years	—
Expiration of statues	(390)
Tax settlements	—
Gross balance at December 31, 2020	2,331
Related tax benefits	—
Net reserve at December 31, 2020	$2,331

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

The Petrobras Parties filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) seeking a reversal of the Judgment, which confirmed the Petrobras Award and denied their motion for vacatur. The U.S. Court of Appeals for the Fifth Circuit held oral arguments among the parties on June 10, 2020 and on July 16, 2020, the court affirmed the Judgment and the Petrobras Award in our favor and denied the Petrobras Parties’ motion for vacatur.  Subsequently, the Petrobras Parties filed a petition with the Fifth Circuit for a rehearing by the panel that heard the appeal and, separately, for a rehearing by the entire Fifth Circuit. On August 28, 2020, the three-judge panel and the entire Fifth Circuit denied the Petrobras Parties’ respective petitions for rehearing. The Petrobras Parties filed a petition for certiorari with the U.S. Supreme Court on January 25, 2021 seeking the reversal of the Fifth Circuit’s decision affirming the U.S. District Court’s decision to confirm the Petrobras Award.  On February 22, 2021, the U.S. Supreme Court denied the Petrobras Parties’ petition and therefore, the foregoing matter is closed.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent, our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin -Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States and on April 12, 2019, we filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”). On August 20, 2020, the Brazilian Federal Court dismissed our preliminary statement of defense.  On October 5, 2020, we subsequently filed a motion to clarify with the Brazilian Federal Court requesting the reconsideration of certain aspects of the decision dismissing our preliminary statement of defense.  We will be obligated to file a statement of defense in the matter once all of the defendants are served again in this legal proceeding. The Company understands that the legal proceeding, which is called an improbity action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations in Brazil.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $20.4 million as of the date of this Annual Report), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court the proceeding has issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $81.6 million as of the date of this Annual Report. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil.  On February 13, 2019, we learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the U.S. DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of $81.6 million as of the date of this Annual Report. The Company believes this request is not supported by applicable law and intends to vigorously oppose and defend against any attempts to seize its assets.

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

Restructuring Agreement and Associated Settlement Agreement

Pursuant to the terms of the Restructuring Agreement among VDC and a majority of our secured creditors, the Company agreed to the Reorganization Plan and VDC agreed to commence official liquidation proceedings under the laws of the Cayman Islands. On December 2, 2015, pursuant to the Restructuring Agreement, the Company acquired two subsidiaries responsible for the management of the Company from VDC in exchange for the VDC Note. In connection with our separation from VDC, we and the Joint Official Liquidators, appointed to oversee the liquidation of VDC, entered into discussions regarding the settlement of certain intercompany receivables and payables as between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries on the other.  On March 4, 2020, we and our subsidiaries, on the one hand, and VDC and their subsidiaries, on the other, entered into a settlement agreement pursuant to which the parties to the settlement agreement agreed to release each other from certain claims in exchange for Vantage paying VDC $15.0 million, subject to the approval of the Court of Grand Cayman.  On March 16, 2020, the Court of Grand Cayman approved the settlement agreement.  On March 25, 2020, the Company paid $15.0 million in accordance with the settlement agreement, fully resolving the matter. We recorded a gain of $2.3 million related to the settlement agreement included in “Other Income” in the Consolidated Statement of Operations for the year ended December 31, 2020.

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

At December 31, 2020, we had purchase commitments of $10.2 million. Our purchase commitments consist of obligations outstanding to external vendors primarily related to capital upgrades, materials, spare parts, consumables and related supplies for our drilling rigs.

10. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
(in thousands)
Sales tax receivable	$6,797	$8,356
Assets held for sale (1)	10,113	—
Other receivables	1,517	1,523
Income tax receivable	826	110
Prepaid insurance	386	683
Current deferred contract costs	2,905	132
Other	4,779	5,703
	$27,323	$16,507
(1)

Includes the aggregate carrying amount of the Titanium Explorer, along with related assets, as of December 31, 2020. See “Note 1. Organization and Recent Events” of these “Notes to Consolidated Financial Statements” for additional details regarding the Purchase and Sale Agreement to sell the Titanium Explorer.

 Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
(in thousands)
Drilling equipment	$774,813	$963,401
Assets under construction	561	19,991
Office and technology equipment	18,405	18,452
Leasehold improvements	1,165	1,124
	794,944	1,002,968
Accumulated depreciation	(278,562)	(281,842)
Property and equipment, net	$516,382	$721,126

Other Assets

Other assets consisted of the following:

	December 31,
	2020	2019
(in thousands)
Noncurrent restricted cash	$4,546	$8,486
Deferred certification costs	4,535	3,959
Noncurrent deferred contract costs	—	1,598
Deferred income taxes	1,923	1,919
Other noncurrent assets	1,122	1,106
	$12,126	$17,068

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2020	2019
(in thousands)
Interest	$4,139	$4,139
Compensation (1)	7,128	10,370
Income taxes payable	2,951	3,493
Current deferred revenue	5,100	2,912
Current portion of operating lease liabilities	2,038	3,963
Other	3,378	2,059
	$24,734	$26,936
(1)

Includes $2.1 million and $2.4 million as of December 31, 2020 and 2019, respectively, related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 MIP.

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2020	2019
(in thousands)
Noncurrent deferred revenue	$—	$2,090
Deferred income taxes	970	744
2016 MIP - Dividend Equivalents (1)	8,006	5,801
Noncurrent operating lease liabilities	2,371	3,139
Other non-current liabilities	3,664	5,758
	$15,011	$17,532
(1)

Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.  See “Note 7. Shareholders’ Equity” of these “Notes to Consolidated Financial Statements” for additional information regarding the Dividend Equivalents.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	December 31,
	2020	2019
(in thousands)
Cash and cash equivalents	$141,945	$231,947
Restricted cash	7,996	2,511
Restricted cash included within Other Assets	4,546	8,486
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$154,487	$242,944

Restricted cash represents cash held by banks as certificates of deposit collateralizing letters of credit.

Transactions with Former Parent Company

The following table summarizes the balances payable to VDC included in the Company’s Consolidated Balance Sheet as of the dates indicated:

	December 31,
	2020	2019
(in thousands)
Accounts payable to related parties, net	$—	$17,278
	$—	$17,278

See “Note 9. Commitments and Contingencies” of these “Notes to Consolidated Financial Statements” for additional information regarding the balances payable to VDC.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts are to be considered shareholder loans. As of December 31, 2020, the total outstanding amount due to ADES for such excess cash contributions was approximately $708,000, which is included in “Other current liabilities” on the Consolidated Balance Sheet.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage.  As of December 31, 2020, accounts receivable from ADES totaled approximately $2.2 million and accounts payable to ADES totaled approximately $3.1 million, included in “Trade receivables” and “Accounts payable,” respectively, on the Consolidated Balance Sheet.   See “Note 1. Organization and Recent Events” of these “Notes to Consolidated Financial Statements” for additional details regarding this joint venture.

Mr. Thomas R. Bates, Jr. is the chairman and a director of the Company and in December 2019, was elected as chairman of Weatherford International (“Weatherford”), a provider of equipment and services to the Company, from December 2019 until June 30, 2020.  The Company engaged in various transactions in the ordinary course of business with Weatherford for the purchase of certain equipment and services during Mr. Bates’ tenure as chairman of Weatherford, which totaled $0.3 million for the six months ended June 30, 2020.

Except for the foregoing, we did not have any related party transactions that were not conducted in the ordinary course of business as of December 31, 2020.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs.   Our management business (excluding reimbursable revenue) represented less than 1% of our total revenue for each of the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, a substantial amount of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Five customers accounted for approximately 25%, 17%, 14%, 12% and 10% of consolidated revenue for the year ended December 31, 2020.  Contract termination revenue from the Petrobras Parties accounted for approximately 78% of consolidated revenue for the year ended December 31, 2019. Excluding the contract termination revenue received from the Petrobras Parties, four customers accounted for approximately 23%, 23%, 13% and 11% of consolidated revenue for the year ended December 31, 2019. Three customers accounted for approximately 40%, 15% and 14% of consolidated revenue for the year ended December 31, 2018.

Our revenues by country were as follows (periods representing revenues of less than 10% are included in “Other countries”):

	For the Years Ended December 31,
	2020	2019	2018
Cayman Islands	$—	$561,530	$—
India	31,836	—	32,630
Qatar	21,679	—	—
Indonesia	19,832	—	—
Lebanon	17,376	—	—
Congo	13,299	—	123,605
Other countries (1)	22,840	199,318	69,512
Total revenues	$126,862	$760,848	$225,747

(1)	“Other countries” represent countries in which we had revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	December 31, 2020	December 31, 2019

International waters	$225,484	$—
India	111,485	126,124
Indonesia	69,434	75,830
Egypt	—	207,166
South Africa	—	149,231
Other countries (1)	109,979	162,775
Total property and equipment	$516,382	$721,126
(1)	“Other countries” represent countries in which we operate that individually had property equipment, net representing less than 10% of total property and equipment, net.

A substantial portion of our assets are mobile drilling units. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

12. Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the years ended December 31, 2020 and 2019 (in thousands except per share amounts).

	Quarter Ended
	March 31	June 30	September 30	December 31

2018
Revenues	$57,663	$60,461	$64,556	$43,067
(Loss) income from operations	(8,544)	(8,178)	(5,692)	(22,871)
Other expense	(19,620)	(19,706)	(18,853)	(21,478)
Net loss attributable to shareholders	(32,137)	(31,094)	(26,060)	(52,177)
Loss per share
Basic and Diluted	$(6.43)	$(6.22)	$(5.21)	$(10.44)

2019
Revenues	$34,555	$636,383	$40,644	$49,266
(Loss) income from operations (1)	(31,188)	509,101	(22,374)	(53,952)
Other (expense) income	(14,569)	97,812	(6,123)	(7,111)
Net (loss) income attributable to shareholders	(47,890)	590,729	(25,720)	(61,385)
(Loss) earnings per share
Basic	$(9.58)	$116.96	$(5.14)	$(8.22)
Diluted	$(9.58)	$116.86	$(5.14)	$(8.22)

2020
Revenues	$51,456	$36,775	$20,211	$18,420
(Loss) from operations (2)	(22,285)	(24,446)	(157,955)	(36,650)
Other expense	(5,364)	(8,478)	(8,515)	(8,167)
Net loss attributable to shareholders	(30,572)	(31,912)	(169,327)	(44,908)
Loss per share
Basic and Diluted	$(2.33)	$(2.43)	$(12.91)	$(3.42)
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

(2)

During the quarter ended December 31, 2020, we recorded $5.0 million in “Operating costs” for bad debt expense representing our current estimate of credit losses associated with our “Trade receivables” and $1.8 million in fuel and helicopter costs that would otherwise be a cost to the customer.  These amounts represent our customer’s decision not to pay us for days impacted by what we believe are force majeure and other events for which we would be entitled to receive payment under our contract.  We disagree with their decision and are evaluating remedies, if any, under the contract.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2020.

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

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2020.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2020.

Item 14.	Principal Accounting Fees and Services.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2020.

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

3.1

Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company effective as of March 4, 2019 (Incorporated by reference by Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on March 8, 2019)

4.1

First Lien Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated as of November 30, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 4, 2018)

4.2

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-1 filed with the SEC on June 16, 2016)

4.4

First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019 (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-K filed with the SEC on March 10, 2020)

4.5

Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019 (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-K filed with the SEC on March 10, 2020)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders (as defined therein) party thereto (Incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the SEC on May 13, 2016)

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

VANTAGE DRILLING INTERNATIONAL

By:	/s/ DOUGLAS E. STEWART
Name:	Douglas E. Stewart
Title:	Chief Financial Officer, General Counsel and Corporate Secretary
Date:	March 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ihab Toma	Chief Executive Officer (Principal Executive Officer)	March 18, 2021
Ihab Toma

/s/ Douglas E. Stewart	Chief Financial Officer, General Counsel and Corporate Secretary (Principal Financial and Accounting Officer)	March 18, 2021
Douglas E. Stewart

/s/ Thomas R. Bates, Jr.	Chairman and Director	March 18, 2021
Thomas R. Bates, Jr.

/s/ Nils E. Larsen	Director	March 18, 2021
Nils E. Larsen

/s/ L. Spencer Wells	Director	March 18, 2021
L. Spencer Wells

/s/ Paul A. Gordon	Director	March 18, 2021
Paul A. Gordon

/s/ Richard B. Aubrey III	Director	March 18, 2021
Richard B. Aubrey III