Form 10-K/A
period 2020-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2021-04-30
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-212081

Vantage Drilling International

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1372204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Post Oak Boulevard, Suite 800, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act of 1934.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the Ordinary Shares held by non-affiliates on June 30, 2020, was approximately $33,586,000. The number of the registrant’s ordinary shares outstanding as of April 20, 2021 is 13,115,026 shares, and the aggregate market value of the Ordinary Shares held by non-affiliates as of that date was $26,775,112, based on the last reported sale price on April 20, 2021 of $3.21 per share.

EXPLANATORY NOTE

Vantage Drilling International is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report. This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report and other filings with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 15, 2021 and certain other information about them are set forth below:

Name	Age	Position
Thomas R. Bates, Jr. (1)	71	Chairman of the Board of Directors
Nils E. Larsen (1)(2)	50	Director
L. Spencer Wells (1)(2)	50	Director
Paul A. Gordon	50	Director
Richard B. Aubrey III (2)	36	Director
Ihab Toma	58	Chief Executive Officer and Director
Douglas W. Halkett	60	Chief Operating Officer
Douglas E. Stewart	44	Chief Financial Officer, General Counsel, Chief Compliance Officer and Secretary
William L. Thomson	50	Vice President – Marketing and Business Development
Linda J. Ibrahim	50	Vice President of Tax and Governmental Compliance

(1) Member of our Audit Committee

(2) Member of our Compensation Committee

Board of Directors

Thomas R. Bates, Jr. has served as our Chairman of the Board of Directors of the Company (the "Board of Directors" or the "Board") since February 10, 2016. Qualifications and Experience: Mr. Bates has over 45 years of operational experience in the oil and gas industry, having held executive leadership positions at several major energy companies. He is currently an adjunct professor and member of the advisory board for the Energy MBA Program at the Neeley School of Business at Texas Christian University in Fort Worth. Mr. Bates joined Lime Rock Management LP, an energy focused private equity firm, as managing director in 2001 and became a senior advisor of the firm in 2010 before retiring in 2013. Mr. Bates previously served as group president at Baker Hughes from 1998 through 2000, chief executive officer at Weatherford-Enterra from 1997 to 1998, and spent 15 years in management positions at Schlumberger, finishing as president of the Anadrill division where he was responsible for the introduction of new drilling products and technologies. Mr. Bates began his career at Shell Oil Company. Through his experience in both energy and oilfield service companies, Mr. Bates provides significant insight into management and corporate strategy, including audit committee matters, that we believe are essential for growing the Company. His experience in private equity provides valuable entrepreneurial insight. Additionally, Mr. Bates has significant experience sitting on compensation and audit committees providing us with insight into corporate governance and other matters. Education: Mr. Bates has a doctorate in mechanical engineering from the University of Michigan. Mr. Bates serves on the Audit Committee.

Directorships for the past five years: SSR Mining, Inc. (Director and Compensation Committee Chairman 2020 to present), TETRA Technologies (2011 to present), Alacer Gold Corporation (2014 to 2020), Independence Contract Drilling (Chairman 2011 to 2020), Tidewater, Inc. (Chairman 2017 to 2019) and Weatherford International PLC (2019 to 2020).

Nils E. Larsen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Larsen is the Founder and President of SZR Consulting, LLC.  SZR Consulting, LLC provides financial and operational advisory and consulting services to companies and investors in a variety of industries including oil and gas, media and industrial services.  In addition, Mr. Larsen has been working with The Carlyle Group since 2013 and is currently a consultant to the firm. Prior to forming SZR Consulting, LLC and the work with The Carlyle Group, Mr. Larsen served in a variety of senior executive positions with Tribune Company from 2008 to 2013, including as the President and Chief Executive Officer of Tribune Broadcasting and as the Co-President of Tribune Company. Before joining Tribune Company, Mr. Larsen was employed by Equity Group Investments, LLC from 1995 to 2008 (serving as a Managing Director from 2001 to 2008), focusing on investments in the media, transportation, energy, industrial manufacturing, retail grocery and member loyalty and rewards sectors. Mr. Larsen resumed a limited role with Equity Group Investments, LLC in 2013 although that relationship is currently no longer substantive.  Mr. Larsen started his career at CS First Boston where he focused on the capital requirements and derivative products needs of U.S. financial institutions and non-U.S. based entities. Mr. Larsen has significant governance experience in entities across their lifecycles providing this essential insight to the Company. Education: Mr. Larsen received his A.B. summa cum laude from Bowdoin College. Mr. Larsen serves on the Compensation Committee and as chairman of the Audit Committee.

Directorships for the past five years: Extreme Reach (2015 to present; Compensation Committee 2018 to present), Liberty Tire Recycling Holdings (Chairman 2015 to present; Compensation Committee 2018 to present), LiveStyle, Inc. (2016 to present), McDermott International Inc. (Lead Director 2020 – present), Treehouse REIT (January 2021 to present; Chairman of the Audit Committee January 2021 to present), Blackhawk Mining LLC (2018 to October 2019), Esterline Technologies Corporation (2016 to 2019; Audit Committee and Enterprise Risk Committee 2016 to 2019), Media Properties Holdings (2014 to 2016), More FM (2015 to 2018), Rewards Network (2013 to 2017; Chairman 2016 to 2017) and Veridiam, Inc. (April 2019 to September 2020; Chairman August 2019 to September 2020).

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

Directorships for the past five years: Advanced Emissions Solutions, Inc. (Chairman 2014 to present), Aventine Property Group (Chairman 2021 to present), Drivetrain Advisors LLC (2013 to present), International Walls, Inc. (2020 to present), Jones Energy, Inc. (2018 to present), NextDecade Corp (2017 to present), Parker Drilling, Inc. (2019 to present), RMFT Advisors LLC (2013 – present), Samson Resources II LLC (2017 to present), Treehouse REIT, Inc. (January 2019 to present), Vanguard Natural Resources (January 2019 to present), Affinion Group Holdings, Inc. (Chairman 2015 to 2017), Certus Holdings, Inc. and CertusBank, N.A (2014 to 2016), Global Geophysical Services, Inc. (Chairman 2015 to 2016), Lily Robotics, Inc. (2017), Preferred Proppants LLC (2014 to 2018), Syncora Holdings, Ltd. (2015 to 2016), Telford Offshore Holdings Ltd (2018 to 2020), Roust Corporation (2017), Town Sports International Holdings, Inc. (2015 to 2020) and uBiome Inc. (2019).

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

Directorships for the past five years: Asterix, Inc. (2018 to present), Bestyellow – Sociedade Imobiliária, Lda. (2020 to present), Blue Fields – Sociedade Imobiliária, Lda. (2020 to present), Carraun Telecom Holdings Limited (2020 to present), Chantier Davie Canada Inc. (2020 to present), Chemical Transportation Group, Inc. (2016, 2018 to present), Covia Holdings LLC (2020 to present), Federal Fleet Services, Inc. (2018 to present), Great Missouri – Sociedade Imobiliária, Lda. (2020 to present), Ideal Standard International Holding S.a.r.l. (2020 to present), Ideal Standard International NV  (2020 to present), Ideal Standard International SA (2020 – present), Juticalpa – Sociedade Imobiliária, Lda. (2020 to present), Product Tankers Holdco LLC (2018 to present), Yellow Nuance – Sociedade Imobiliária, Lda. (2020 to present), CHG Canadian Holdings Inc. (2019 to 2021), CHG Holdings LLC (2019 to 2021), Hoxton (Cayman) Ltd. (2016 to 2020), LS Retail (2020 to 2021), RAM RE Investments LLC (2018 to 2020), WPG Enterprise A LLC (2018 to 2020), and WPG Enterprise SOP LLC (2018 to 2019).

Richard B. Aubrey III has served as a director of the Company since February 8, 2020. Qualifications and Experience: Mr. Aubrey is currently a Managing Director at Anchorage Capital Group, L.L.C. (“Anchorage”), which he joined in September 2014. At Anchorage, Mr. Aubrey is responsible for leading the research process across the energy space, including upstream, midstream and offshore drilling. Prior to joining Anchorage, Mr. Aubrey worked at First Reserve Corporation from 2010-2012 as a private equity associate. Mr. Aubrey started his career in Houston with UBS Investment Bank in the Global Energy Group. Mr. Aubrey received a Bachelor of Science in Economics and a Masters of Business Administration with Honors from The Wharton School. Mr. Aubrey serves on the Compensation Committee.

Directorships for the past five years: None

Ihab Toma has served as a member of the Board of Directors and as Chief Executive Officer of the Company since August 29, 2016. Qualifications and Experience: Mr. Toma has over 35 years of experience in the oilfield industry. From 2014 until 2016, Mr. Toma served as a senior advisor to First Reserve Corporation, a leading global private equity and infrastructure firm exclusively focused on energy. Previously, Mr. Toma served from 2009 until 2013 in various executive capacities at Transocean, as Executive Vice President - Chief of Staff, Executive Vice President - Operations, Executive Vice President - Global Business and Senior Vice President - Marketing and Planning. Prior to his time at Transocean, from 1986 until 2009, Mr. Toma served in multiple capacities at Schlumberger. He served as Vice President, Sales and Marketing for Europe, Africa and Caspian for Schlumberger Oilfield Services from April 2006 to August 2009. From 2000 to 2006, he led Schlumberger’s Information Solutions business in various capacities, including President, Vice President - Sales and Marketing, Vice President – Information Management and Vice President – Europe, Africa and CIS Operations. Mr. Toma began his career with Schlumberger in 1986. He holds a Bachelor of Science degree in Electrical, Electronics and Communications Engineering from Cairo University, Egypt.

Directorships in the past five years: Apex International (January 2019 to Present), 3T/Drilling Systems (UK) Ltd. (June 2015 to present), AGR Group (Vice Chairman from January 2015 to December 2018), Engström & Engstöm (Chairman from May 2014 to May 2017), Fara-Rever (January 2018 to February 2021) and Paradigm Geophysical Corp (October 2013 to April 2018).

On April 24, 2020, the Company was informed by Mr. Matthew W. Bonanno of his decision to resign from the Board of Directors of the Company, effective immediately.  This decision was not related to a disagreement with the Company on any matter relating to its operations, policies or practices.

On June 9, 2020, the Company's Board of Directors, at a duly convened meeting thereof, exercised its authority pursuant to the Company’s memorandum and articles of association, and elected Mr. Jack Land effective immediately to fill the vacancy resulting from Mr. Matthew W. Bonanno’s resignation on April 24, 2020, to hold office until the next annual general meeting of shareholders of the Company or until his successor, if any, is duly elected and qualified.

In connection with his employer's and their affiliates' sale of substantially all of their Vantage Drilling International common stock, Mr. Scott McCarty decided not to stand for re-election at the Company's annual general meeting of shareholders.

On August 11, 2020, at the Company’s annual general meeting of shareholders, the shareholder of the Company elected Messrs. Bates, Larsen, Wells, Gordon, Aubrey, Toma and Land as directors of the Company, to hold office until the next annual general meeting of shareholders or until their respective successors are duly elected and qualified or until their earlier death, resignation or removal.

On December 31, 2020, the Company was informed by Mr. Jack Land of his decision to resign from the Board of Directors of the Company, effective immediately. This decision was not related to a disagreement with the Company on any matter relating to its operations, policies or practices.

Executive Officers

With respect to all of the following officers, references to offices held by such individuals in the following paragraphs are to offices with Vantage Drilling Company prior to the effectiveness of the Company’s Chapter 11 bankruptcy proceedings on February 10, 2016 (if applicable) and to offices with the Company after February 10, 2016.

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

Douglas E. Stewart has served as our General Counsel and Corporate Secretary since June 2016, our Chief Compliance Officer since December 12, 2016 and our Chief Financial Officer since May 2020. Mr. Stewart joined the Company from Stallion Oilfield Holdings, Inc., where he served as Executive Vice President, General Counsel and Secretary. Mr. Stewart joined Stallion in June 2007 from Occidental Development Company, a subsidiary of Occidental Petroleum Corporation, where he served in the international business development group. Prior to joining Occidental in January 2007, he practiced corporate finance and securities law, specializing in private equity and mergers and acquisitions, at Vinson & Elkins LLP from September 2001 until December 31,

2006. Mr. Stewart received his Bachelor of Arts degree in Economics and International Studies from Trinity University and his J.D. from the University of Texas School of Law.

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

Linda J. Ibrahim has served as our Vice President of Tax and Governmental Compliance since February 2015, and has served the Company in various tax and compliance roles since 2010. Prior to joining the Company, Ms. Ibrahim was employed by Pride from 2006 to 2010, and PricewaterhouseCoopers LLP from 1999 to 2006, serving clients in the energy industry. Ms. Ibrahim holds a Bachelor of Business Administration – Accounting from the University of Houston and is a certified public accountant licensed in the state of Texas.

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

Audit Committee

The Audit Committee reviews and recommends to the Board of Directors internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage independent registered public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. The Audit Committee is also charged with reviewing and approving all related party transactions.

Our Audit Committee is comprised of Messrs. Larsen, Bates and Wells with Mr. Larsen serving as Chairman of the Audit Committee. Messrs. Larsen, Bates and Wells are considered by the Board of Directors to be independent. Each of Messrs. Larsen, Bates and Wells qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K. The Audit Committee operates pursuant to a written charter, which is available at www.vantagedrilling.com on the “Corporate Governance” page under the link “Audit Committee Charter.”

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our 2020 Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) focuses on the compensation of our 2020 named executive officers, who were:

• Ihab Toma, Chief Executive Officer

• Douglas Halkett, Chief Operating Officer

• Douglas E. Stewart, Chief Financial Officer, General Counsel, Chief Compliance Officer & Corporate Secretary

• William L. Thomson, Vice President, Marketing and Business Development

• Linda J. Ibrahim, Vice President of Tax and Governmental Compliance

• Thomas J. Cimino, former Chief Financial Officer

On May 15, 2020, Thomas J. Cimino stepped down from his position as Chief Financial Officer of the Company and his employment with the Company terminated.  In connection with the foregoing, the Company’s Board of Directors appointed Douglas E. Stewart as the Company’s Chief Financial Officer.  Mr. Cimino served as a consultant to the Chief Executive Officer until June 30, 2020.

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

2020 Compensation Program

Due to the ongoing difficulties in the offshore drilling industry, and the ongoing COVID-19 pandemic, on March 31, 2020 the named executive officers agreed to 20% reductions in their base salary levels effective April 1, 2020 until June 30, 2020. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020. The Company subsequently enacted salary reductions of 10% to the annual base salaries of all our employees, including but not limited to the named executive officers for the remainder of 2020, which reductions are still in effect. In addition, independent members of our Board of Directors also agreed to a reduction in annual compensation. For more details on this reduction, see "Director Compensation" in this Part III, Item 11. To address retention concerns and incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to continue to operate an annual bonus program for 2020, as discussed in greater detail below. The Compensation Committee determined that it was both reasonable and in the Company’s best interests to provide the named executive officers with this type of compensation opportunity during 2020 in order to ensure that the executives were properly motivated to drive the Company toward its financial objectives.

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

Our Compensation Committee is currently comprised of Messrs. Wells, Aubrey and Larsen, with Mr. Wells serving as Chairman of the Compensation Committee.

Role of Benchmarking of Compensation and Peer Group

The Compensation Committee did not establish a peer group in connection with making compensation decisions in respect of 2020 and did not engage in any formal benchmarking in determining 2020 executive compensation. The Compensation Committee may, from time to time, review current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries when it makes compensation-related decisions. In connection with its review, the Compensation Committee may consider the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources.

Role of Compensation Consultant

During 2020, the Compensation Committee did not retain the services of an outside compensation consultant.

Role of Executive Officers in Compensation Decisions

For 2020, no executive officer played a role in determining the amount or form of compensation paid to the Company’s executive officers, other than Mr. Toma, who provided input with respect to the performance goals and applicable target bonus levels (other than his own target bonus level) applicable to the 2020 annual cash incentive program.

Elements of our Compensation Program

As described above, there are typically six primary elements to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards, longer-term cash-based retention awards and other benefits. Each of these elements are described in greater detail below.

Annual Base Salary. On March 31, 2020, as part of our efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19, each named executive officer agreed to a 20% reduction in salary effective April 1, 2020 until June 30, 2020. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020 and then subsequently reduced by 10% on July 1, 2020. The reductions in base salary have no effect on the other terms of the Employment Agreements or named executive officer compensation.

Annual Cash Incentive Awards. To incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to approve a performance-based annual bonus program for 2020 (the “2020 Annual Bonus Program”). Under the 2020 Annual Bonus Program, each of the named executive officers had the opportunity to earn a cash payment based on the level of achievement of the following performance goals, each of which was weighted at 33%: (1) certain health and safety objectives, including the Total Recordable Incident Rate, the Lost Time Incidence Rate, the Dropped Object Incidence Rate and reducing hand and finger injuries, (2) Contracts Awarded for Rigs and (3) level of cash at year end (collectively, the “Operational Goals”). In addition, each of the named executive officers had the opportunity to earn a cash payment based on the level of achievement of certain strategic performance goals, each of which was weighted at 50%: (1) Cash Breakeven in the Second Half of 2020 and (2) the execution of a strategic transaction.

At the beginning of 2020, the Compensation Committee established target bonus opportunities for each of the named executive officers, expressed as a percentage of the named executive officer’s annual base salary:

Last name	First name	Position	Annual Salary	Bonus Target (as percentage of Annual Salary)
Toma	Ihab	Chief Executive Officer	$ 500,000	100%
Halkett	Douglas	Chief Operating Officer	$ 430,000	80%
Stewart	Douglas	Chief Financial Officer & General Counsel	$ 285,000	75%
Thomson	William	VP Marketing	$ 285,000	100%
Ibrahim	Linda	Vice President of Tax and Governmental Compliance	$ 220,000	70%

The maximum amount payable to each named executive officer under the 2020 Annual Bonus Program is 200% of the applicable named executive officer’s target bonus amount. Up to 100% of each named executive officer’s target bonus opportunity is based on the level of achievement of the Operational Goals, with the ability to earn between 101%-200% of the applicable target annual bonus opportunity based on the level of achievement of our two pre-established strategic goals. Following the end of the performance period, the Compensation Committee determined that the level of achievement of the Operational Goals was 61% and the level of achievement of the strategic goals was 25%, resulting in an aggregate level of performance achieved across all performance goals of 86%. As a result, each named executive officer earned approximately 86% of his target annual bonus amount for 2020. For the amounts earned by each of the named executive officers in respect of 2020 performance, see the “Non-Equity Incentive Compensation” column of the 2020 Summary Compensation Table. As a result of his termination of employment, Mr. Cimino did not earn an annual incentive bonus for 2020.

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

All of the current named executive officers received these awards during 2016, but no additional grants were made to them during 2017, 2019 or 2020. During 2018, Mr. Thomson received 1,030 time-based restricted stock units and 2,430 performance-based restricted stock units on the same terms and conditions described above. For the grant date fair values of the equity-based awards granted to the named executive officer under the Amended 2016 MIP, see the 2016 “Stock Awards” column of the Summary Compensation Table.

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

On November 18, 2019, following the receipt of proceeds in connection with, and the procurement of a special litigation insurance policy by certain of the Company’s subsidiaries relating to, the Petrobras litigation matter, the Board declared a special cash dividend equal to $40.03 per share of the Company’s common stock (the “Dividend”). The Dividend was paid on December 17, 2019 to holders of record as of the close of business on December 10, 2019. Pursuant to the terms of the applicable award agreements, the named executive officers were entitled to accrue dividend equivalents in respect of the shares of common stock underlying their restricted stock unit awards outstanding when such Dividend was paid. These dividend equivalents are subject to the same vesting and settlement conditions applicable to the underlying restricted stock units, and will be paid at the same time the underlying restricted stock units are settled. As of the date of this filing, all of the named executive officers’ restricted stock units had vested and none of which have settled.

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

Termination. Upon the termination of the participant’s service for any reason, unless otherwise determined by the Compensation Committee, all unvested portions of the Cash-Based Retention Awards would be forfeited and canceled with no compensation owed in respect of such amounts to participant.

Change of Control. Upon a qualified liquidity event (as defined in the applicable award agreement), the Board of Directors will have the right, in its sole discretion, to cause any remaining unvested amounts of the Cash-Based Retention Awards to vest reflecting a cumulative of up to 100% of Cash-Based Retention Awards.

Other provisions. The agreements relating to the Cash-Based Retention Awards contain customary provisions relating to confidentiality, non-competition and non-solicitation.

On September 25, 2019, the Board of Directors amended the terms and conditions of the Cash-Based Retention Awards (the “Amended Cash-Based Retention Awards”). The material changes to the Cash-Based Retention Awards as reflected in the Amended Cash-Based Retention Awards relate to vesting (as described below) and certain adjustments to the amounts to be awarded:

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

Employment Agreements. Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with Messrs. Halkett and Thomson and Ms. Ibrahim, each effective February 10, 2016. The Amended and Restated Employment Agreements provide for certain severance benefits. Pursuant to the Amended and Restated Employment Agreements, upon certain terminations of employment or following a change of control, outstanding equity-based awards granted under the Amended 2016 MIP will be governed by the terms of the Amended 2016 MIP. In connection with their commencement of employment, Messrs. Toma and Stewart each entered into employment agreements with us that provide for certain severance benefits upon certain terminations of employment (which are described in more detail below). Additionally, certain of our named executive officers may be entitled to additional severance benefits in the event the officer is terminated following a change of control. More detailed information about the employment agreements and the possible payouts under the change of control policy is contained in “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”

Other Compensation Policies

Other Compensation. We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. We also provide certain of our executive officers with a limited number of perquisites which we believe are reasonable and competitive with other companies of our size in our industry. For certain executive officers, these include reimbursement for the cost of an annual physical, a car allowance, and/or certain housing expenses, as well as certain expatriate benefits described in more detail below. The amounts paid to each of the Company’s named executive officers in respect of such benefits are shown in the “All Other Compensation” column of the 2020 Summary Compensation Table.

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

Compensation Policies and Risk Management. It is the responsibility of the Compensation Committee to ensure that the Company’s policies and practices related to compensation do not encourage excessive risk-taking behavior. The Compensation Committee believes that its current compensation policies and practices are not reasonably likely to have a material adverse effect on the Company and do not encourage excessive risk-taking behavior.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million per year on the amount of compensation paid to certain of a public company’s executive officers that may be deductible for any single taxable year. The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) and, among other things, expanded the definition of “public company” to include companies that have reporting obligations under Section 15(d) of the Exchange Act. As a result, for taxable years beginning after December 31, 2017, certain compensation paid by the Company to our “covered employees” (as defined under Section 162(m)) that exceeds $1 million may not be deductible to the Company. The Compensation Committee considered the impact of Section 162(m) in making compensation decisions during 2020, but did not base any of its compensation decisions solely on the applicable tax consequences. The Compensation Committee will continue to monitor the impact of Section 162(m) on the Company’s executive compensation programs.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2020, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Bonus ($) (3)	Other Compensation ($) (4)	Total Compensation ($)
Ihab Toma	2020	450,000	-	430,500	952,565	115,835	1,948,900
Chief Executive Officer	2019	500,000	-	680,015	952,565	118,851	2,251,431
	2018	500,000	-	708,333	-	145,267	1,353,600
Douglas W. Halkett	2020	387,000	-	296,184	476,283	86,370	1,245,837
Chief Operating Officer	2019	430,000	-	467,850	476,283	86,370	1,460,503
	2018	430,000	-	487,333	-	83,966	1,001,299
Douglas E. Stewart	2020	267,133	-	184,039	1,190,707	32,054	1,673,933
Chief Financial Officer, General	2019	285,000	-	290,706	1,190,707	30,187	1,796,600
Counsel and Corporate Corporate Secretary	2018	285,000	-	303,813	-	30,625	619,438
William L. Thomson	2020	267,133	-	245,385	285,770	50,254	848,542
Vice President -	2019	285,000	-	331,084	285,770	57,522	959,376
Marketing and Business Development	2018	285,000	226,600	303,813	-	54,848	870,261
Linda J. Ibrahim	2020	206,208	-	132,594	190,514	23,331	552,647
Vice President of Tax and
Governmental Compliance
Tomas J. Cimino	2020	135,923	-	-	285,770	329,115	750,808
former Chief Financial Officer	2019	285,000	-	290,706	285,770	30,487	891,963
	2018	285,000	-	303,813	-	30,725	619,538

(1) The amount shown represents the grant date fair value of restricted stock unit awards granted to Mr. Thomson during 2018 and calculated in accordance with FASB ASC Topic 718. The aggregate grant date fair value of the performance-based restricted stock unit awards granted during 2018 was determined to be $0 pursuant to FASB ASC Topic 718, taking into account the “probable” outcome of the applicable performance criteria. For detailed information on the assumptions used for purposes of valuing equity-based instruments, please see “Note 6, Shareholder’s Equity” in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. No equity-based compensation awards were granted to the named executive officers during 2019 or 2020

(2) The amounts shown reflect amounts earned by the named executive officers in respect of performance under the respective year's Annual Bonus Program. These amounts were paid to the named executive officers in a lump sum early in the subsequent year.

(3) The amounts shown reflect amounts earned by the named executive officers in respect of vesting of one quarter of awards paid to each named executive officer in respect of the 2020 Vesting Event under the Amended Cash-Based Retention Awards.

(4) Additional detail for 2020 “All Other Compensation” is provided in the table below:

Name	Schooling ($) (i)	Housing ($)	401(k) Contributions ($)	Home Airfare ($)	Vehicle ($)	Other Compensation ($)(ii)	Total ($)
Ihab Toma	—	100,800	—	2,000	11,444	1,591	115,835
Douglas W. Halkett	—	73,470	—	2,000	10,899	—	86,370
Douglas E. Stewart	—	—	17,100	—	14,954	—	32,054
William L. Thomson	20,470	—	17,100	—	9,346	3,338	50,254
Linda J. Ibrahim	—	—	17,100	—	6,231	—	23,331
Tomas J. Cimino	—	—	17,100	—	7,588	304,427	329,115

(i) Amount shown consists of approximately $20,000 in respect of school tuition expenses for Mr. Thomson’s children and a related gross up payment of $470.

(ii) Amounts shown for Messrs. Toma and Thomson are for payment of tax preparation fees. Amount shown for Mr. Cimino relates to termination payments made during 2020.

Employment Agreements

Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into the Amended and Restated Employment Agreements with Messrs. Halkett and Thomson and Ms. Ibrahim, each effective February 10, 2016. The Amended and Restated Employment Agreements supersede the employment agreements such named executive officers had in place with the company prior to February 10, 2016. We entered into the Amended and Restated Employment Agreements primarily for purposes of updating certain terms of our prior arrangements with such named executive officers, including modifications (i) to comply with changes in law, and (ii) to clarify certain terms and definitions.

The Amended and Restated Employment Agreements provide that Messrs. Halkett and Thomson and Ms. Ibrahim are entitled to annual base salaries of $430,000, $285,000 and $220,000, respectively, with target annual cash incentive awards equal to 80%, 70% and 70% of their respective base salaries (which, for Mr. Thomson, was subsequently increased to 75% and then to 100%). Subject to adjustments based on market conditions and industry compensation trends, each of the Amended and Restated Employment Agreements includes a recommendation for the approximate annual amount to be awarded to each executive in the form of restricted shares and/or share options as follows: $1,250,000 to Mr. Halkett, $712,500 to Mr. Thomson and $275,000 to Ms. Ibrahim. In lieu of making such recommendation, the Compensation Committee granted equity awards pursuant to the Amended 2016 MIP as described above.

The term of each of the Amended and Restated Employment Agreements is subject to automatic extension for an additional one-year period on each anniversary of such agreement, unless either party gives notice of non-renewal at least 90 days before the renewal date.

Under the terms of the Amended and Restated Employment Agreements, Messrs. Halkett and Thomson and Ms. Ibrahim are prohibited from competing with us or soliciting any of our customers or employees for a period of time following the termination of his employment, the duration of which is based on the circumstances of termination. Additionally, the Amended and Restated Employment Agreements with Messrs. Halkett and Thomson provide that upon “retirement” (as such term is defined in the Amended and Restated Employment Agreements), all stock awards granted to the applicable executive through the date of retirement shall vest immediately (other than awards granted under the Amended 2016 MIP, which awards will be governed by the Amended 2016 MIP and the applicable award agreements).

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

On May 15, 2020, the Company’s Board of Directors appointed Douglas E. Stewart as the Company’s Chief Financial Officer.  Along with this role, Mr. Stewart continues to serve as the Company’s General Counsel and Corporate Secretary as well as Chief Compliance Officer, roles he has held at the Company since June 2016 and December 2016, respectively. Mr. Stewart’s employment agreement with the Company remained unchanged other than to acknowledge the increase in his duties and responsibilities.

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

Pursuant to the Employment Agreement, Mr. Toma receives an annual base salary of $500,000, and has the opportunity to earn an annual bonus based on his and/or our achievement of certain performance criteria established by the Compensation Committee. For each fiscal year beginning with our 2017 fiscal year, Mr. Toma’s target annual bonus opportunity will be equal to 100% of his annual base salary (the “Target Annual Bonus”), subject to a maximum annual bonus payout equal to 200% of his base salary. In 2020, Mr. Toma also received a housing allowance of $7,500 per month.

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

On March 31, 2020, as part of our efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19, each named executive officer entered into an amendment and waiver to their employment agreement, agreeing to a 20% reduction in salary effective April 1, 2020 until June 30, 2020 and waiving any claim the executive may have to claim “good reason” in connection therewith. The reduction in base salary had no effect on the other terms of the Employment Agreements. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020 and then subsequently reduced by 10%.

In connection with the conversion of the Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes into the Company’s ordinary shares on December 4, 2019, each restricted stock unit was converted into the right to receive approximately 2.868 Company common shares.

Grants of Plan Based Awards Table

The following table provides information with respect to incentive plan-based awards made during fiscal year 2020 to the named executive officers.

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All other stock awards: Number of shares of stock or units (#) (2)	Grant date fair value of stock and option awards ($) (2)
Ihab Toma (1)	1/1/2020	-	500,000	1,000,000	-	-
Douglas W. Halkett (1)	1/1/2020	-	344,000	688,000	-	-
Douglas E. Stewart (1)	1/1/2020	-	213,750	427,500	-	-
William L. Thomson (1)	1/1/2020	-	285,000	570,000	-	-
Linda J. Ibrahim (1)	1/1/2020	-	154,000	308,000	-	-
Tomas J. Cimino (3)	1/1/2020	-	-	-	-	-

(1) Represents the target and maximum amounts payable to each named executive officer under the terms of the 2020 Annual Bonus Program. Pursuant to the terms of the 2020 Annual Bonus Program, no payment in respect of a particular performance goal may be earned unless “threshold” level with respect to that performance goal has been achieved. For any performance that falls between levels (e.g., between threshold and target level, and between target and maximum level), payout amounts are linearly interpolated between the two applicable reference points. For the amounts earned in respect of 2020, see the “Non-Equity Incentive Compensation Plan” column of the 2020 Summary Compensation Table.

(2) No new restricted stock units were granted to executive officers during 2020.

(3) No amount was earned as a result of termination of employment.

Outstanding Equity Awards at Year End

The following table provides information with respect to the status as of December 31, 2020 of all unvested restricted stock unit awards held by each of the named executive officers.

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($) (3)	Market Value of Shares or Units of Stock That Have Not Vested (4)
Ihab Toma	-			-
Ihab Toma		12,407	37,222	-
Douglas W. Halkett	-			-
Douglas W. Halkett		5,974	17,922	-
Douglas E. Stewart	-			-
Douglas E. Stewart		3,446	10,339	-
William L. Thomson	-			-
William L. Thomson		2,757	8,272	-
William L. Thomson	-			-
William L. Thomson		689	2,067	-
Linda J. Ibrahim	2,462			7,386
Linda J. Ibrahim		2,298	6,893	-
Tomas J. Cimino	-			-
Tomas J. Cimino		1,856	5,568	-

(1) Time-based restricted stock units granted to Ms. Ibrahim vest ratably on each of the first four anniversaries of March 21, 2017. No other officers had unvested time-based restricted stock units as of December 31, 2020.

(2) Performance-based restricted stock units granted to our named executive officers vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a “qualified liquidity event” or, if later, February 10, 2023. The minimum percentage of performance-based restricted stock units that are eligible at the threshold level of achievement is 10 percent of the total performance-based restricted stock units granted, and the maximum number is 100 percent of the total performance-based restricted stock units granted. For Messrs. Toma, Halkett, Stewart, and Thomson and Ms. Ibrahim, respectively, there are 124,073; 59,739; 34,464; 34,464 and 22,976 performance-based restricted stock units eligible to vest as of December 31, 2020.

(3) The market value of unearned performance-based restricted stock units is equal to the number of unvested performance-based restricted that would be eligible to vest as a result of “threshold” level of achievement of the applicable performance criteria (i.e., 10% of the number of performance-based restricted stock units granted) times $3.00, the fair market value of one of our shares on December 31, 2020, based on broker-assisted trade indicators.

(4) The market value of time-based restricted stock units granted is equal to the number of unvested time-based restricted stock units times $3.00, the fair market value of one of our shares on December 31, 2020, based on broker-assisted trade indicators.

Fiscal Year 2020 Stock Vested

The following table contains information about restricted stock units that vested during fiscal year 2020.

Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Ihab Toma	13,293	39,879
Douglas W. Halkett	6,400	19,200
Douglas E. Stewart	3,692	11,076
William L. Thomson	3,694	11,082
Linda J. Ibrahim	2,462	7,386

(1) Per the terms of the award agreements, the time-based restricted stock units granted to the named executive officers during 2016 vest 1⁄4 on each of the first four anniversaries of February 10, 2016, but the settlement of the restricted stock units is deferred until the earlier of (i) the seventh anniversary of February 10, 2016, and (ii) a qualified liquidity event as defined in the Amended 2016 MIP. The amounts shown under the “Number of Units Acquired on Vesting” column represents the number of time-based restricted stock units that vested for each named executive officer on February 10, 2020, and the amounts shown under the “Value Realized on Vesting” column represents the applicable number of restricted stock units multiplied by $3.00. However, no common stock or other property was received by the named executive officers in connection with such vesting event.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause, or in the event of a change of control, each as of December 31, 2020, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination

Compensation Type	Ihab Toma	Douglas W. Halkett	Douglas E. Stewart	William L. Thomson	Linda J. Ibrahim

Salary (1)……………………………	$1,000,000	$860,000	$285,000	$285,000	$220,000
Bonus (1)…….	$1,000,000	$688,000	$213,750	$285,000	$154,000
Accelerated Vesting of Equity Awards (2)….	$-	$-	$-	$-	$7,386
	$2,000,000	$1,548,000	$498,750	$570,000	$381,386

Termination Following a Change of Control

Salary (3)……………………………	$1,500,000	$1,290,000	$285,000	$285,000	$220,000
Bonus (3)…….	$1,500,000	$1,032,000	$213,750	$285,000	$154,000
Accelerated Vesting of Equity Awards (4)….	$-	$-	$-	$-	$7,386
Accelerated Vesting of Cash-Based Retention Awards(5)….	$1,905,130	$952,566	$2,381,414	$571,540	$381,028
	$4,905,130	$3,274,566	$2,880,164	$1,141,540	$762,414

(1) Reflects payments equal to two years of annual salary and target annual bonus in the case of Messrs. Halkett and Toma, and one year of annual salary and target annual bonus in the case of Messrs. Thomson and Stewart and Ms. Ibrahim.

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

(3) Reflects payments equal to three years of annual salary and target annual bonus for Messrs. Halkett and Toma, and one year of salary and target annual bonus for Messrs. Thomson and Stewart and Ms. Ibrahim, payable pursuant to the terms of their respective employment agreements.

(4) Pursuant to the applicable award agreements, time-based restricted stock units granted to the named executive officers during 2016 will vest immediately upon a qualified liquidity event, as defined in the Amended 2016 MIP. The value shown in respect of the accelerated vesting of the time-based restricted stock units represents the number of unvested restricted stock units times $3.00, the fair market value of one of our shares on December 31, 2020, based on broker-assisted trade indicators. If a qualified liquidity event had occurred on December 31, 2020, all of the named executive officers’ performance-based units would have vested based on the multiple of “total enterprise value” of the Company measured as of December 31, 2020. The table above assumes that, as of December 31, 2020 (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), the multiple of “total enterprise value” of the Company would have fallen below the “threshold” level of achievement, and therefore no value is included in the table above in respect of accelerated vesting of the performance-based restricted stock units.

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

In connection with Mr. Cimino’s termination of employment, the Company and Mr. Cimino entered into a Separation, Transition and General Release Agreement (the “Cimino Separation Agreement”) setting forth the severance benefits to be paid in connection with his separation from the Company.  As contemplated under his employment agreement, the Company paid to Mr. Cimino an amount equal to $498,750 (representing the sum of his annual base salary and target annual bonus opportunity), payable over 12 months. In consideration for the transition and consulting services that Mr. Cimino provided to the CEO through June 30, 2020, the Company agreed to pay Mr. Cimino the portion of his Petrobras Litigation Award that was otherwise scheduled to vest on June 21, 2020 in the amount of $285,770.

Director Compensation

Prior to 2020, the Board of Directors had approved compensation for independent board members consisting of $133,333 of annual cash compensation and $66,667 of annual stock awards in the form of restricted stock units. Additionally, each independent board member receives $2,000 for each board or committee meeting attended in-person and $1,000 for each board or committee meeting attended telephonically. The Chairman of the Board of Directors receives an additional $50,000 of annual cash consideration and the Chairman of the Audit Committee and Chairman of the Compensation Committee each receive an additional $10,000 of annual cash consideration. Cash consideration is paid quarterly in arrears. The board members currently determined to be independent for purposes of receiving compensation during 2020 were Messrs. Bates, Larsen, and Wells.

On March 31, 2020, as part of the Company’s efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19, each of the independent directors agreed to reduce their annual cash compensation by 20% effective April 1, 2020 until June 30, 2020. On July 1, 2020, the independent directors’ annual cash compensation levels were restored to levels in effect prior to April 1, 2020 and then subsequently reduced by 10%.

In 2020, none of the independent board members received a restricted stock unit award. Rather, in February 2021, the Board granted each of the independent board members in lieu of any restricted stock unit award a cash award equal to $66,667 in respect of their service in 2020, which was paid in February 2021.

All of the directors are reimbursed for reasonable, necessary and documented travel, subsistence, and other related expenses incurred in connection with the performance of their official board duties.

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	All other compensation ($) (2)	Total
Thomas Bates	186,583	-	66,667	253,250
Nils E. Larsen	149,583	-	66,667	216,250
L. Spencer Wells	152,583	-	66,667	219,250
Paul A. Gordon	-	-	-	-
Richard B. Aubrey III	-	-	-	-
(1)
During 2020, none of the independent board members received a restricted stock unit award. As of December 31, 2020, Mr. Bates, Mr. Larsen and Mr. Wells held 2,257, 1,339 and 1,339 unvested restricted stock units each, respectively.
(2)
In February 2021, the Board granted each of the independent board members in lieu of any restricted stock unit award a cash award equal to $66,667 in respect of their service in 2020, which was paid in February 2021.

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

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to the Form 10-K.

By the Compensation Committee of the Board of Directors,

L. Spencer Wells, Chair
Nils E. Larsen
Richard B. Aubrey III

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

We determined that, as of December 31, 2020, our employee population consisted of 319 individuals, not including our CEO. As of such date, approximately 94% of our employee population was located outside of the U.S.

To identify the median employee, we calculated the total cash compensation of each employee for the twelve-month period ended December 31, 2020. Total cash compensation for these purposes included base salary, bonuses and comparable cash elements of compensation in non-U.S. jurisdictions and was calculated using internal payroll records. We did not apply any cost of living adjustments as part of the calculation. We annualized the compensation of all permanent employees who were hired in 2020 but did not work for us or our consolidated subsidiaries for the entire fiscal year, but did not annualize the compensation of any part-time employee. We did not include any independent contractors or leased employees in our determination.

Once we identified the median employee, we calculated all of the elements of such employee’s compensation for the 2020 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an estimated annual total compensation of $69,533. To calculate the annual total compensation of Mr. Toma, we used the amount reported in the “Total” column of the 2020 Summary Compensation Table included in this Form 10-K/A, which was $1,948,900, resulting in a ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees of 28 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 15, 2021, except as noted below, by (i) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (ii) each director, nominee for director and named executive officer, and (iii) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 15, 2021.

Name of beneficial owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
Anchorage Capital Group, LLC (3)	4,773,285	36.40%
GoldenTree Asset Management, L.P. (4)	2,114,254	16.12%
Whitebox Advisors, LLC (5)	1,577,005	12.02%
Directors and named executive officers:
Thomas R. Bates, Jr.	—	—
Nils E. Larsen	—	—
L. Spencer Wells	—	—
Paul A. Gordon (6)	—	—
Richard B. Aubrey III(6)	—	—
Ihab Toma	—	—
Douglas W. Halkett	—	—
Douglas E. Stewart	—	—
William L. Thomson	—	—
Linda J. Ibrahim	—	—
directors and executive officers as a group (10 persons)	—	—

(1) Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is c/o Vantage Energy Services, Inc. 777 Post Oak Boulevard, Suite 800, Houston, Texas 77056.

(2) Based on 13,115,026 ordinary shares outstanding as of April 29, 2020. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.

(3) Based solely on information provided by Anchorage Capital Group, LLC. Includes (i) 50,787 ordinary shares held of record by PCI Fund LLC (“PCI”) and (ii) 4,722,498 ordinary shares held of record by Anchorage Capital Master Offshore, Ltd. (“ACMO” and, together with PCI, the “Anchorage Funds”). Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Anchorage”), the investment advisor to the Anchorage Funds. Mr. Kevin Ulrich (“Mr. Ulrich”) is the Chief Executive Officer of Anchorage and the senior managing member of Management. Management, Anchorage and Mr. Ulrich may be deemed to beneficially own the ordinary shares held by the Anchorage Funds. Management, Anchorage and Mr. Ulrich each disclaims beneficial ownership of such ordinary shares except to the extent, if any, of its or his pecuniary interests therein. Mr. Richard B. Aubrey III and Mr. Paul Gordon, both managing directors of Anchorage, are members of the Company’s board of directors. The business address for each of the funds named in this footnote 3 is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.

(4) Based solely on information provided by GoldenTree Asset Management. Includes (i) 85,954 ordinary shares held of record by GoldenTree Distressed Master Fund 2014 Ltd.; (ii) 13,796 ordinary shares held of record by GoldenTree Distressed Fund 2014 LP; (iii) 3,837 ordinary shares held of record by GN3 SIP Limited; (iv) 21,191 ordinary shares held of record by GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, L.P.; (v) 34,510 ordinary shares held of record by San Bernardino County Employees Retirement Association; (vi) 10,988 ordinary shares held of record by Crown Managed Accounts SPC - Crown/GT Segregated Portfolio; (vii) 5,901 ordinary shares held of record by Ginkgo Tree, LLC; (viii) 1,151,261 ordinary shares held of record by GoldenTree Distressed Master Fund III Ltd.; (ix) 445,955 ordinary shares held of record by GoldenTree Distressed Onshore Master Fund III LP; (x) 15,359 ordinary shares held of record by GoldenTree NJ Distressed Fund 2015 LP; (xi) 10,096 ordinary shares held of record by GoldenTree V1 Master Fund, L.P.; (xii) 52,015 ordinary shares held of record by GT Credit Fund LP; (xiii) 1,674 ordinary shares held of record by Guadalupe Fund, LP; (xiv) 1,918 ordinary shares held of record by Louisiana State Employees Retirement System; (xv) 1,247 ordinary shares held of record by MA Multi-Sector Opportunistic Fund, LP , (xvi) 27,739 ordinary shares held of record by GoldenTree Master Fund Ltd.; (xvii) 878 ordinary shares held of record by GT NM. L.P.; (xviii) 871 ordinary shares held of record by High Yield And Bank Loan Series Trust, and (xiv) 229,064 ordinary shares held of record by Steven A. Tananbaum. The investment manager for each of the funds named in this footnote 4 is GoldenTree Asset Management LP (“GTAM LP”). GoldenTree Asset Management LLC (“GTAM LLC”) is the general partner of GTAM LP. The Chief Investment Officer of GTAM LP is Mr. Steven A. Tananbaum, who is also Managing Member of GTAM LLC. GTAM LP, GTAM LLC and Mr. Tananbaum may be deemed to beneficially own the shares held by each of the funds named in this footnote. GTAM LP, GTAM LLC and Mr. Tananbaum each disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein and Mr. Tananbaum’s direct ownership of 229,064 ordinary shares. The business address for each of the funds named in this footnote is 300 Park Avenue, 21st Floor, New York, NY 10022.

(5) Based solely on information provided by Whitebox Advisors, LLC. Includes (i) 471,467 ordinary shares held of record by Whitebox Caja Blanca Fund, LP; (ii) 4,527 ordinary shares held of record by Whitebox GT Fund, LP; (iii) 1,081,023 ordinary shares held of record by Whitebox Multi-Strategy Partners, LP and; (iv) 19,988 ordinary shares held of record by Pandora Select Partners, LP. The investment manager for each of the funds named in this footnote 5 is Whitebox Advisors LLC (“WBA”). Whitebox General Partner LLC (“WBGP”) is the general partner of Whitebox Multi-Strategy Partners, LP, Pandora Select Partners, LP and Whitebox GT Fund, LP.  Whitebox Caja Blanca GP LLC is the general partner of Whitebox Caja Blanca Fund, LP.    Whitebox Caja Blanca GP LLC is wholly owned by WBGP.  WBA and WBGP are owned by Robert Vogel, Paul Twitchell, Jacob Mercer and Paul Roos, each of whom disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein.  The business address for each of the funds named in this footnote is 3033 Excelsior Boulevard, Suite 500, Minneapolis, MN 55416

(6) Does not include 4,727,129 ordinary shares held by the Anchorage Funds. Messrs. Aubrey and Gordon, managing directors of Anchorage, are currently on the Board of Directors of Vantage Drilling International. Messrs. Aubrey and Gordon disclaim beneficial ownership of any ordinary shares owned directly or indirectly by the Anchorage Funds.

Equity Compensation Plan Information as of December 31, 2020

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	655,141	N/A	308,239

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	655,141	N/A	308,239

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

Weatherford International

Mr. Thomas R. Bates, Jr. is the chairman and a director of the Company and in December 2019, was elected as chairman of Weatherford International, a provider of equipment and services to the Company, from December 2019 until June 30, 2020. The Company engaged in various transactions in the ordinary course of business with Weatherford International for the purchase of certain equipment and services during Mr. Bates’ tenure as Chairman of Weatherford International, which totaled $0.3 million for the six months ended June 30, 2020. These transactions were on an arm’s-length basis and Mr. Bates was not involved or had an interest in such transactions in any way. Our Audit Committee determined that Mr. Bates is independent, applying the standards defined by the NYSE MKT and reviewing in connection with the “Conflict of Interest” principles contained our Code of Conduct.

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

Item 14. Principal Accounting Fees and Services

Independent Public Accountant Fees

BDO USA, LLP (“BDO”) was engaged as the Company’s independent registered public accounting firm for the years ended December 31, 2019 and 2020. BDO billed the fees set forth below:

Fees	Year Ended December 31, 2019	Year Ended December 31, 2020
Audit Fees (1)	$ 707,395	$ 536,000
Audit-Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$ 707,395	$ 536,000

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings. All services provided by BDO during the years ended December 31, 2019 and December 31, 2020 were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report

3. Exhibits. We hereby file as part of this Amendment No. 1 to Annual Report on Form 10-K the Exhibits listed on the attached Exhibit Index.

Exhibit No.	Description

10.1	Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 1, 2016 (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ DOUGLAS E. STEWART
Name:	Douglas E. Stewart
Title:	Chief Financial Officer, General Counsel and Corporate Secretary
Date:	April 30, 2021