Form 10-Q
period 2021-03-31
VANTAGE DRILLING INTERNATIONAL
filed 2021-05-06
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of Vantage Drilling International Ordinary Shares outstanding as of April 26, 2021 is 13,115,026 shares.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are included throughout this Quarterly Report, including under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” When used, statements which are not historical in nature, including those containing words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” “will,” “future” and similar expressions are intended to identify forward-looking statements in this Quarterly Report.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements.

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and the following:

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
our level of indebtedness;
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
•
any non-compliance with the U.S. Foreign Corrupt Practices Act, as amended, and any other anti-corruption laws;
•
the sufficiency of our internal controls;
•
operating hazards in the offshore drilling industry;
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
•
our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. laws; and
•
identifying and completing acquisition opportunities.

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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bassoe	Bassoe Offshore A.S.
Board of Directors	The Company's board of directors
Comparable Quarter	The three months ended March 31, 2020
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Quarter	The three months ended March 31, 2021
DOJ	U.S. Department of Justice
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
OPEC	The Organization of the Petroleum Exporting Countries
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PBGs	Performance-based restricted stock units
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

USD or $	U.S. Dollar
VDC	Vantage Drilling Company, the Company's former parent company
VDC Note	A $61.5 million promissory note issued by the Company in favor of VDC
VDI	Vantage Drilling International
VIE	Variable interest entity

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheet

(In thousands, except share and par value information)

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$140,381	$141,945
Restricted cash	7,798	7,996
Trade receivables, net of allowance for doubtful accounts of $5.0 million, respectively	25,147	24,717
Materials and supplies	49,456	49,861
Prepaid expenses and other current assets	20,538	29,151
Total current assets	243,320	253,670
Property and equipment
Property and equipment	795,349	794,944
Accumulated depreciation	(292,684)	(278,562)
Property and equipment, net	502,665	516,382
Operating lease ROU assets	3,583	3,997
Other assets	14,230	12,126
Total assets	$763,798	$786,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$24,588	$25,466
Other current liabilities	39,994	24,734
Total current liabilities	64,582	50,200
Long–term debt, net of discount and financing costs of $4,371 and $4,781, respectively	345,629	345,219
Other long-term liabilities	14,293	15,011
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, respectively	13	13
Additional paid-in capital	633,727	634,181
Accumulated deficit	(295,639)	(259,655)
Controlling interest shareholders' equity	338,101	374,539
Noncontrolling interests	1,193	1,206
Total equity	339,294	375,745
Total liabilities and shareholders' equity	$763,798	$786,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Contract drilling services	$17,725	$44,319
Reimbursables and other	2,441	7,137
Total revenue	20,166	51,456
Operating costs and expenses
Operating costs	25,357	48,555
General and administrative	5,495	7,170
Depreciation	14,125	18,016
Total operating costs and expenses	44,977	73,741
Loss from operations	(24,811)	(22,285)
Other (expense) income
Interest income	100	701
Interest expense and other financing charges	(8,510)	(8,420)
Other, net	(614)	2,355
Total other expense	(9,024)	(5,364)
Loss before income taxes	(33,835)	(27,649)
Income tax provision	2,162	2,921
Net loss	(35,997)	(30,570)
Net (loss) income attributable to noncontrolling interests	(13)	2
Net loss attributable to shareholders	$(35,984)	$(30,572)
Loss per share
Basic and Diluted	$(2.74)	$(2.33)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Three-Month Period Ended March 31, 2020
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance January 1, 2020	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	698	—	—	698
Share-based compensation - dividend equivalents	—	—	(2,204)	—	—	(2,204)
Net (loss) income	—	—	—	(30,572)	2	(30,570)
Balance March 31, 2020	13,115	$13	$633,264	$(13,508)	$1,246	$621,015

	Three-Month Period Ended March 31, 2021
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2021	13,115	$13	$634,181	$(259,655)	$1,206	$375,745
Share-based compensation	—	—	306	—	—	306
Share-based compensation - dividend equivalents	—	—	(760)	—	—	(760)
Net loss	—	—	—	(35,984)	(13)	(35,997)
Balance March 31, 2021	13,115	$13	$633,727	$(295,639)	$1,193	$339,294

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,997)	$(30,570)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	14,125	18,016
Amortization of debt financing costs	410	410
Share-based compensation expense	306	698
Deferred income tax (benefit) expense	(150)	102
Gain on disposal of assets	(2,733)	—
Gain on settlement of restructuring agreement	—	(2,278)
Changes in operating assets and liabilities:
Trade receivables, net	(430)	(20,373)
Materials and Supplies	9	514
Prepaid expenses and other current assets	(1,766)	586
Other assets	(2,069)	1,877
Accounts payable	(878)	(6,288)
Other current liabilities and other long-term liabilities	13,822	6,032
Net cash used in operating activities	(15,351)	(31,274)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(456)	(1,196)
Net proceeds from sale of Titanium Explorer	13,557	—
Net cash provided by (used in) investing activities	13,101	(1,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from holders of noncontrolling interests	—	—
Debt issuance costs	—	—
Net cash provided by financing activities	—	—
Net decrease in unrestricted and restricted cash and cash equivalents	(2,250)	(32,470)
Unrestricted and restricted cash and cash equivalents—beginning of period	154,487	242,945
Unrestricted and restricted cash and cash equivalents—end of period	$152,237	$210,475
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$9	$3
Income taxes (net of refunds)	785	1,465
Non-cash investing and financing transactions:
Reallocation of Soehanah jack up rig acquisition value from equipment to materials and supplies	—	1,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the “Company”), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide operations and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction, and preservation management services for rigs that are stacked.

Ongoing Impact of COVID-19 and Declines in the Demand for Oil and Gas

The COVID-19 pandemic continues to spread worldwide and has exacerbated since the World Health Organization first classified the COVID-19 outbreak as a pandemic in March 2020. The global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction, with certain countries being forced to implement multiple shelter-in-place and stay-at-home orders. While conditions have improved in certain portions of the world, other jurisdictions, including India, are experiencing record incident rates of COVID-19 as of the date of this Quarterly Report. In India, specifically, a second wave of COVID-19 began in early March 2021 and has quickly spread across the country. India has imposed a general and widespread lock-down in response to the substantial increase in cases related to COVID-19. Several states have imposed nightly curfews for all persons (with limited exceptions for essential services). Such governmental responses to the pandemic have depressed economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry. The short-term impact of these challenges has resulted in (i) lower revenue due to terminations of (or amendments to) our existing drilling contracts and (ii) increased expenses due to higher labor and related costs.  We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations and growth on a go-forward basis, including in jurisdictions, such as India, where we have significant contractual backlog and derive material revenue; however, the Company is actively managing the business in an attempt to mitigate the impact of the foregoing matters.  In order to decrease the Company’s overall operating expenses, the Company has undertaken significant headcount and salary reductions, both onshore and offshore, as well as other cost reduction measures to reflect the lower operating activity.  Headcount and salary levels have not recovered to pre-pandemic levels.

The reduced global economic activity resulting from the COVID-19 outbreak in 2020 caused demand for global oil and gas to significantly decline.  The efforts to contain the COVID-19 outbreak will likely continue to depress global economic activity in the near-term, and the supply and demand imbalance of oil and gas will likely continue for the foreseeable future.

The potential for oil prices to decline in the future continues to put pressure on oil and gas activity levels, particularly in the deepwater segment.   Notwithstanding the recovery in global oil prices in early 2021, oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreak, changes in oil and gas inventories and industry demand, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further improve, if at all, or whether they could reverse course and decline. While our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Agreements with Seadrill Partners

On February 9, 2021, Vantage Holdings International (“VHI”), a subsidiary of VDI, entered into a Framework Agreement and related Management and Marketing Agreements, as amended on March 16, 2021 (collectively, the “Operations, Management and Marketing Agreements”) with Seadrill Partners LLC (“Seadrill Partners”) pursuant to which certain subsidiaries of VHI (the “VHI Entities”) will provide operating, management and marketing services to Seadrill Partners and its subsidiaries (the “Seadrill Partner Entities”) in respect of four deepwater floaters owned by the Seadrill Partners Entities, which include two drillships, the West Polaris and the West Capella, and two semisubmersibles, the West Leo and the West Sirius. The Operations, Management and Marketing Agreements were subject to the approval of, and were approved by, the U.S. Bankruptcy Court for the Southern District of Texas on March 18, 2021.

In connection with the entry into the Operations, Management and Marketing Agreements, VHI organized a new legal entity, Vantage Financial Management Co. (“VFMC”), based in the Cayman Islands, to provide certain cash management services to the Seadrill Partners Entities in respect of the management of the vessels subject to the Operations, Management and Marketing Agreements.  VFMC was organized as an unrestricted, indirectly owned subsidiary of the Company and is therefore not subject to the restrictions under the First Lien Indenture.

Purchase and Sale Agreement to Sell the Titanium Explorer

On December 31, 2020, we entered into a purchase and sale agreement with Best Oasis Limited (the “Buyer”) to sell the Titanium Explorer (the “Purchase and Sale Agreement”), for an aggregate purchase price of $13.8 million and we classified the rig as held for sale on our Consolidated Balance Sheet. The transactions contemplated by the Purchase and Sale Agreement closed on March 10, 2021. Pursuant to the Purchase and Sale Agreement, the Buyer is required to recycle the rig in an environmentally sound manner.

Letter of Award for the Platinum Explorer

On February 3, 2021, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a two-year contract from Oil and Natural Gas Company (“ONGC”). The Platinum Explorer is currently performing under an existing three-year contract with ONGC, which is expected to close in the second quarter of 2021, and it will experience some brief out-of-service time for planned maintenance after the existing contract expires. The new contract with ONGC is expected to commence shortly thereafter.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The balance sheet at December 31, 2020 is derived from our December 31, 2020 audited financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
Current assets	$4,173	$7,072
Non-current assets	90	84
Current liabilities	910	3,979
Non-current liabilities	945	741
Net carrying amount	$2,408	$2,436

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. In the three months ended March 31, 2021, we recognized a net gain of approximately $2.7 million related to the sale or retirement of assets. For the three months ended March 31, 2020, the gain/loss related to the sale or retirement of assets was immaterial.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. The projections and assumptions used during the fourth quarter of 2020 have not changed significantly as of March 31, 2021; accordingly, no triggering event has occurred to indicate that the carrying value of our drilling rigs may not be recoverable.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers (or customer groups) indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for doubtful accounts (see “Ongoing Impact of COVID-19 and Declines in the Demand for Oil and Gas” set forth above in “Note 1. Organization and Recent Events” of these “Notes to Unaudited Consolidated Financial Statements”) The allowance for doubtful accounts on our trade receivables was $5.0 million as of each of March 31, 2021 and December 31, 2020, respectively.  This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other similar events for which we would still be entitled to receive payment under the applicable contract. We disagree with the customer's decision and are currently evaluating our remedies, if any, under the applicable contract.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	13,115
Restricted share equity awards	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	13,115

The following sets forth the number of shares excluded from diluted EPS computations:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Restricted share equity awards	218	194
Future potentially dilutive Ordinary Shares excluded from diluted EPS	218	194

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three months ended March 31, 2021 and 2020, we recognized a net loss of approximately $0.6 million and a net gain of approximately $0.1 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. As of March 31, 2021, the fair value of the 9.25% First Lien Notes was approximately $293.6 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Recently Adopted Accounting Standards:

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also simplifies and improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted this standard on January 1, 2021, and such adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards:

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, with respect to our consolidated financial statements.

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

Amortizable Revenue. In connection with certain contracts, we receive lump-sum fees or similar compensation for (i) the mobilization of equipment and personnel prior to the commencement of drilling services, (ii) the demobilization of equipment and personnel upon contract completion and (iii) postponement fees in consideration for the postponement of a contract until a later date. These activities are not considered to be distinct within the context of the contract and therefore, the associated revenue is allocated to the overall single performance obligation.

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

We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$8,898	$8,827	$98	$17,823	$23,986	$19,731	$546	$44,263
Charter lease revenue	—	—	—	—	476	—	—	476
Amortized revenue	—	—	—	—	96	506	—	602
Reimbursable revenue	2,322	21	—	2,343	3,225	2,555	335	6,115
Total revenue	$11,220	$8,848	$98	$20,166	$27,783	$22,792	$881	$51,456

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
Current contract cost assets	$4,965	$2,905
Current contract revenue liabilities	10,759	5,100

Significant changes in contract cost assets and contract revenue liabilities during the three months ended March 31, 2021 are as follows:

	Contract Costs	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2020	$2,905	$5,100
Increase (decrease) due to contractual changes	2,060	5,659
Balance as of March 31, 2021 (1)	$4,965	$10,759
(1)
We expect to recognize contract revenues of approximately $6.9 million during the remaining nine months of 2021 and $3.9 million thereafter related to unsatisfied performance obligations existing as of March 31, 2021.

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

The components of lease expense were as follows:

		Three Months Ended March 31,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2021	2020
Operating lease cost(1)	Operating costs	$902	$966
Operating lease cost(1)	General and administrative	152	152
Sublease income	Operating costs	(121)	(121)
Sublease income	General and administrative	(62)	(62)
Total operating lease cost		$871	$935

(1)  Short-term lease costs were approximately $0.1 million during the three months ended March 31, 2021 and 2020, respectively. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheet	March 31, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease ROU assets	$3,583	$3,997
Total leased assets		$3,583	$3,997
Liabilities:
Current operating	Other current liabilities	$1,979	$2,038
Noncurrent operating	Other long-term liabilities	2,028	2,371
Total lease liabilities		$4,007	$4,409

As of March 31, 2021, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining nine months of 2021	$1,746
2022	1,705
2023	949
2024	—
2025	—
Total future lease payments	$4,400
Less imputed interest	(393)
Present value of lease obligations	$4,007

As of March 31, 2021, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 2.12 years, respectively. ROU assets and lease liabilities recorded for leases commencing during the three months ended March 31, 2021 was $0.6 million.

The bareboat charter contract on the Soehanah jackup rig was accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operation for the three months ended March 31, 2020. In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter, which was originally intended to end on December 31, 2019. However, under the terms of the bareboat charter, the lease term continued until the rig was redelivered to the Company, which occurred on February 3, 2020.

5. Debt

Our debt was composed of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $4,371 and $4,781, respectively	$345,629	$345,219
Less current maturities of long-term debt	—	—
Long-term debt, net	$345,629	$345,219

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit facility to replace the letter of credit facility existing under the 2016 Term Loan Facility. The facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $11.0 million in letters of credit under this facility as of March 31, 2021.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. As of March 31, 2021, 13,115,026 Ordinary Shares were issued and outstanding.

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

No awards were granted to employees or directors during the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, 18,224 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards. For the three months ended March 31, 2021 and 2020, we recognized share-based compensation expense related to the TBGs of approximately $0.3 million and $0.7 million, respectively. As of March 31, 2021, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016 Amended MIP. As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $8.8 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheet at March 31, 2021 to be paid upon settlement of the TBGs.

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI’s change in tax status has not had a material impact on our consolidated financial statements as of March 31, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, a sweeping stimulus bill intended to bolster the U.S. economy and provide emergency financial assistance to qualifying businesses and individuals. The CARES Act, among other things, modified the net operating losses carryovers and carrybacks rules, and included modifications to Section 163(j) of the Code to increase the allowable business interest deduction.  On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among other provisions, expand and extend the refundable employee retention tax credits previously made available under the CARES Act. As of March 31, 2021, our analysis of the provisions of the CARES Act revealed no material implications on the income tax provision.

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

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding (the “Improbity Action”), initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States, and we filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”) on April 12, 2019 in response. On August 20, 2020, the Brazilian Federal Court dismissed our preliminary statement of defense. On October 5, 2020, we subsequently filed a motion to clarify with the Brazilian Federal Court requesting the reconsideration of certain aspects of the decision dismissing our preliminary statement of defense. Our motion to clarify was denied on December 14, 2020, and on February 10, 2021 we filed an appeal to the 4th Federal Court of Appeals seeking to reverse the Brazilian Federal Court’s denial of our preliminary defense.   On April 15, 2021, the Brazilian authorities served us indirectly through the U.S. Department of Justice agreeing to formally send us documents related to the Improbity Action. We will be obligated to file a statement of defense in the matter as soon as the case docket demonstrates that all of the defendants have been served again in this legal proceeding. The Company understands that the Improbity Action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations in Brazil.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $18.3 million), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $73.4 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On February 13, 2019, the Company learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the U.S. DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the approximate amount of $73.4 million. The Company believes this request is not supported by applicable law and intends to vigorously oppose and defend against any attempts to seize its assets.

On April 12, 2019, the Company filed an interlocutory appeal with the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil (the “Brazilian Appellate Court”), the appellate court hearing appeals in the “Car Wash” cases, to stay the seizure and freezing order of the Brazilian Federal Court.

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

The Company intends to vigorously defend against the allegations made in the Improbity Action. However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
Sales tax receivable	$5,738	$6,797
Assets held for sale (1)	—	10,113
Other receivables	1,232	1,517
Income tax receivable	853	826
Prepaid insurance	859	386
Current deferred contract costs	4,965	2,905
Other	6,891	6,607
	$20,538	$29,151

(1)  Includes the aggregate carrying amount of the Titanium Explorer, along with related assets, as of December 31, 2020. See “Note 1. Organization and Recent Events” of these “Notes to Unaudited Consolidated Financial Statements” for additional details regarding the Purchase and Sale Agreement to sell the Titanium Explorer.

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
Drilling equipment	$774,848	$774,813
Assets under construction	931	561
Office and technology equipment	18,405	18,405
Leasehold improvements	1,165	1,165
	795,349	794,944
Accumulated depreciation	(292,684)	(278,562)
Property and equipment, net	$502,665	$516,382

Other Assets

Other assets consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
Noncurrent restricted cash	$4,058	$4,546
Deferred certification costs	5,498	4,535
Deferred income taxes	2,033	1,923
Other noncurrent assets	2,641	1,122
	$14,230	$12,126

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

Other current liabilities
	March 31, 2021	December 31, 2020
(unaudited, in thousands)
Interest	$12,229	$4,139
Compensation (1)	6,371	7,128
Income taxes payable	5,483	2,951
Current deferred revenue	10,759	5,100
Current portion of operating lease liabilities	1,979	2,038
Other	3,173	3,378
	$39,994	$24,734

(1)  Includes $3.4 million as of March 31, 2021 and $2.1 million as of December 31, 2020 related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
Deferred income taxes	$929	$970
2016 MIP - Dividend Equivalents (1)	8,766	8,006
Noncurrent operating lease liabilities	2,028	2,371
Other non-current liabilities	2,570	3,664
	$14,293	$15,011

(1)  Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
Cash and cash equivalents	$140,381	$141,945
Restricted cash	7,798	7,996
Restricted cash included within Other Assets	4,058	4,546
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$152,237	$154,487

Restricted cash represents cash held by banks as certificates of deposit collateralizing letters of credit.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts are to be considered shareholder loans. As of March 31, 2021, the total outstanding amount due to ADES for such excess cash contributions was approximately $711,000, which is included in “Other current liabilities” on the Consolidated Balance Sheet.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of March 31, 2021, accounts payable to ADES totaled approximately $0.2 million, included in “Accounts payable,” on the Consolidated Balance Sheet. There were no outstanding accounts receivable from ADES as of March 31, 2021.

We did not have any related party transactions that were not conducted in the ordinary course of business as of March 31, 2021.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business (excluding reimbursable revenue) represented less than 1% and 1% of our total revenue for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 44%, 36% and 20% of consolidated revenue for the three months ended March 31, 2021. Seven customers accounted for approximately 19%, 15%, 14%, 13%, 12%, 11%, and 10% of consolidated revenue for the three months ended March 31, 2020.

Our revenue by country was as follows for the periods indicated (periods representing revenues of less than 10% are included in “Other countries”):

	Three Months Ended March 31,
	2021	2020
(unaudited, in thousands)
India	$8,855	$9,681
Qatar	7,197	5,503
Indonesia	3,970	—
Congo	—	7,581
Gabon	—	7,414
Egypt	—	6,801
Lebanon	—	6,305
Malaysia	—	4,939
Other countries (1)	144	3,232
Total revenues	$20,166	$51,456

(1)  “Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country, was as follows as of the dates indicated (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	March 31, 2021	December 31, 2020
(unaudited, in thousands)
International waters	$217,779	$225,484
India	107,685	111,485
Indonesia	67,925	69,434
Other countries (1)	109,276	109,979
Total property and equipment	$502,665	$516,382

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of March 31, 2021 and our results of operations for the three months ended March 31, 2021 and 2020. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we provide offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide operations and marketing services for operating rigs, construction supervision services for rigs that are under construction and preservation management services for rigs that are stacked.

The following table sets forth certain current information concerning our offshore drilling fleet as of April 26, 2021.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Cameroon	Contract preparation
Aquamarine Driller	2009	375	30,000	Malaysia	Contract preparation
Topaz Driller	2009	375	30,000	Montenegro	Operating
Soehanah	2007	375	30,000	Indonesia	Warm stacked
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Warm stacked
(1)
The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments

Ongoing Impact of COVID-19 and Declines in the Demand for Oil and Gas

The COVID-19 pandemic continues to spread worldwide and has exacerbated since the World Health Organization first classified the COVID-19 outbreak as a pandemic in March 2020. The global spread of COVID-19 has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction, with certain countries being forced to implement multiple shelter-in-place and stay-at-home orders. While conditions have improved in certain portions of the world, other jurisdictions, including India, are experiencing record incident rates of COVID-19 as of the date of this Quarterly Report. In India, specifically, a second wave of COVID-19 began in early March 2021 and has quickly spread across the country. India has imposed a general and widespread lock-down in response to the substantial increase in cases related to COVID-19. Several states have imposed nightly curfews for all persons (with limited exceptions for essential services).  Such governmental responses to the pandemic have contributed to reduced economic activity worldwide, impacting all industries, but with a significant adverse effect on the oil and gas industry. The short-term impact of these challenges has resulted in (i) reduced oil and gas activity leading to lower revenue than immediately prior to the widespread outbreak of COVID-19 and (ii) increased expenses due to higher labor and related costs.  We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations and growth on a go-forward basis, including in jurisdictions, such as India, where we have significant contractual backlog and derive material revenue; however, the Company is actively managing the business in an attempt to mitigate the impact of the foregoing matters.  In order to decrease the Company’s overall operating expenses, in 2020 the Company undertook significant headcount and salary reductions, both onshore and offshore, as well as other cost reduction measures to reflect the lower operating activity. Headcount and salary levels have not recovered to pre-pandemic levels. For additional information regarding the spread of COVID-19 in India and the impact it may have on our business, see the Business Outlook section in this this Part I, Item 2

The reduced global economic activity resulting from the COVID-19 outbreak in 2020 caused demand for global oil and gas to significantly decline. The efforts to contain the COVID-19 outbreak will likely continue to depress global economic activity in the near-term, and the supply and demand imbalance of oil and gas will likely continue for the foreseeable future.

The potential for oil prices to decline in the future continues to put pressure on oil and gas activity levels, particularly in the deepwater segment.  Notwithstanding the recovery in global oil prices in early 2021, oil and gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreak, changes in oil and gas inventories and industry demand, and therefore, we cannot predict how long oil and gas prices remain stable or further improve, if at all, or whether they could reverse course and decline. While our management is actively monitoring the foregoing events and its associated financial impact on our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Agreements with Seadrill Partners

On February 9, 2021, Vantage Holdings International (“VHI”), a subsidiary of VDI, entered into a Framework Agreement and related Management and Marketing Agreements, as amended on March 16, 2021 (collectively, the “Operations, Management and Marketing Agreements”) with Seadrill Partners LLC (“Seadrill Partners”) pursuant to which certain subsidiaries of VHI (the “VHI Entities”) will provide operating, management and marketing services to Seadrill Partners and its subsidiaries (the “Seadrill Partner Entities”) in respect of four deepwater floaters owned by the Seadrill Partners Entities, which include two drillships, the West Polaris and the West Capella, and two semisubmersibles, the West Leo and the West Sirius. The Operations, Management and Marketing Agreements were subject to the approval of, and were approved by, the U.S. Bankruptcy Court for the Southern District of Texas on March 18, 2021.

In connection with the entry into the Operations, Management and Marketing Agreements, VHI organized a new legal entity, Vantage Financial Management Co. (“VFMC”), based in the Cayman Islands, to provide certain cash management services to the Seadrill Partners Entities in respect of the management of the vessels subject to the Operations, Management and Marketing Agreements.  VFMC was organized as an unrestricted, indirectly owned subsidiary of the Company and is therefore not subject to the restrictions under the First Lien Indenture.

Purchase and Sale Agreement to Sell the Titanium Explorer

On December 31, 2020, we entered into a purchase and sale agreement with Best Oasis Limited (the “Buyer”) to sell the Titanium Explorer (the “Purchase and Sale Agreement”), for an aggregate purchase price of $13.8 million and we classified the rig as held for sale on our Consolidated Balance Sheet. The transactions contemplated by the Purchase and Sale Agreement closed on March 10, 2021. Pursuant to the Purchase and Sale Agreement, the Buyer is required to, among other things, recycle the rig in an environmentally sound manner.

Letter of Award for the Platinum Explorer

On February 3, 2021, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a two-year contract from Oil and Natural Gas Company (“ONGC”). The Platinum Explorer is currently performing under an existing three-year contract with ONGC, which is expected to close in the second quarter of 2021, and it will experience some brief out-of-service time for planned maintenance after the existing contract concludes. The new contract with ONGC is expected to commence shortly thereafter.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Against the backdrop of already challenging industry conditions since 2015, the initial onset, and continued global spread of COVID-19 and the resulting collapse in global economic activity, coupled with the short-lived price war between Saudi Arabia and Russia, led to significant reductions and delays in oil and gas exploration and development plans on the part of operators during 2020, largely impeding and unwinding the recovery experienced by the industry in 2019. These reductions and delays led to a substantial drop in oil prices and demand for offshore drilling services globally, including for our services, during, and subsequent to, the second quarter of 2020. Although OPEC, Russia and other major oil and gas producing nations reached an agreement to drastically cut oil production in 2020, the efforts to contain COVID-19 continue to create significant challenges to, and the hampering of, global economic activity and recovery, and consequently, the supply and demand imbalance of oil will likely continue into 2021 and beyond. As a result of this decline in demand, operators drastically cut their capital spending in the offshore space in 2020. While global oil prices have experienced some recovery in the beginning of 2021 due to the (i) development, purported efficacy and availability of vaccines for COVID-19, (ii) perception of the reopening of global economies and (iii) injection of substantial government monetary and fiscal stimulus, the volatility and uncertainty surrounding global oil prices largely remain. As a result of such volatility and uncertainty, it is difficult for operators to develop and set their capital budget programs for the near and long-term.

In addition to the macroeconomic challenges, including those set forth above, which have led to reduced demand for drilling rigs, the additional supply of new-build rigs continues to be an overhang on the market. According to industry reports, there are currently 52 jackups and 23 deepwater/harsh environment floaters on order at shipyards. It is unclear when these drilling rigs will actually be delivered, if at all, as many rig deliveries have (i) already been deferred to later dates or (ii) been canceled entirely.

In response to an oversupply of drilling rigs, a number of our competitors began removing older, less competitive, rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service. According to industry reports, this trend has accelerated since the second quarter of 2020, as 61 rigs (in the aggregate) were removed from the drilling fleet in 2020 and 2021, and a total of 320 rigs have been removed from the drilling fleet since the oil price decline in 2014. We expect further rig recycling to occur with warm stacked rigs (and potentially recently operated rigs) joining cold-stacked rigs as candidates for recycling. While this emphasis on recycling of rigs is expected to narrow the gap somewhat between rig supply and demand, we do not, however, anticipate that the reduction in the supply of offshore drilling rigs alone will be sufficient to materially improve, and ultimately offset the impact of, existing market conditions, especially with regard to the deepwater segment where significant marketed fleet reduction is needed before any material improvements can be observed.

In addition to the expected increase in recycling, many offshore drillers with significant levels of debt on their balance sheets have recently completed, are currently contemplating and pursuing, or may elect to pursue in the near-term, debt restructurings. These debt restructurings may result in lower cost structures, and additional pressure and incentive to recycle rigs. As drillers emerge from these debt restructurings, it is likely that consolidation will occur, reducing the number of industry participants and potentially increasing the market share of certain of our competitors. The combination of recycling, restructuring and consolidation will be necessary for the industry to regain firmer footing. Any industry recovery will also depend significantly on improvements to global macroeconomic conditions.

Since 2015, in response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates, as most drilling contractors preferred to maintain rigs in an active state due to the fact that customers had generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 outbreak, this downward pressure on pricing was starting to reverse itself, as evidenced by increased demand for our services in 2019 and early 2020, and dayrates were showing signs of general improvement. However, beginning in the second quarter of 2020, with the initial onset, continued spread and resulting impact, of the COVID-19 outbreak, dayrates, rig activity and contract opportunities each came under significant pressure again.

With the initial distribution of vaccines in certain jurisdictions in an attempt to inoculate populations against COVID-19 along with significant governmental assistance directed at combatting the challenging economic environment caused by the COVID-19 outbreak, economic activity in certain portions of the world appears to have shown some signs of improvement in early 2021. This improvement has contributed to, among other things, an increase in the demand for oil and gas. Since dropping to multi-year lows in the second quarter of 2020, Brent crude oil prices have begun to trend upward, reaching healthier levels in early 2021. As a result, the jackup segment has experienced greater recovery as compared to the deepwater segment, where such recovery has been less apparent.  This bifurcation may be partly due to the fact that a significant amount of time transpires between the date a final investment decision is taken with regard to a deepwater project and the date on which the program actually commences. However, if the improvement in global economic activity continues to improve or is, at a minimum, sustained at its current levels, operators could begin to sanction new activity, which could lead to rigs going back into service and potentially higher day rates.

Notwithstanding the foregoing, any recovery experienced could be short lived especially given the quickly changing and ever-evolving dynamics of the COVID-19 pandemic. For example, certain jurisdictions, including India, are experiencing record incident rates of COVID-19 as of the date of this Quarterly Report. In India, specifically, a second wave of COVID-19 began in early March 2021 and has quickly spread across the country. As of April 27, 2021, India had reportedly recorded more than 300,000 daily new cases of COVID-19 for the sixth day in a row, resulting in the Indian government imposing a general and widespread lock-down to contain the further spread of the COVID-19 outbreak. In addition to a general and widespread lock-down, several states have imposed nightly curfews for all persons (with limited exceptions for essential services). Notwithstanding the aforementioned measures, the speed with which cases have increased has begun to overwhelm the health care system in many places in India. The World Health Organization recently announced that it planned to deliver 4,000 oxygen concentrators and other essential supplies in support of the hospitals that are struggling to treat the huge surge in COVID-19 cases. With a further deterioration of the situation or in the absence of an improvement in India, the Company’s ability to transport personnel and equipment to and from our rig may be impacted, which could have a corresponding effect on our ability to operate there.  Given our existing contract backlog and amount of revenue derived from India, to the extent the conditions in India continue or exacerbate, it could have a material and adverse effect on our financial condition and future results of operations.

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of March 31, 2021 and thereafter (based on information available at that time).

	Percentage of Days Contracted		Revenues Contracted (1) (in thousands)
	2021	2022	2021	2022	Beyond
Jackups	59%	7%	$68,196	$8,827	$—
Drillships	30%	42%	$34,838	$67,342	$32,208
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

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Jackups
Rigs available (at end of period)	5	5
Available days (1)	450	420
Utilization (2)	30.7%	88.9%
Average daily revenues (3)	$64,448	$64,475
Deepwater
Rigs available	2	3
Available days (1)	180	273
Utilization (2)	49.1%	61.8%
Average daily revenues (3)	$99,911	$119,930
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

For the Three Months Ended March 31, 2021 and 2020

Net loss attributable to shareholders for the Current Quarter was $36.0 million, or $2.74 per basic share, on operating revenues of $20.2 million, compared to net loss attributable to shareholders for the Comparable Quarter of $30.6 million, or $2.33 per basic share, on operating revenues of $51.5 million.

The following table is an analysis of our operating results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$17,725	$44,319	$(26,594)	-60%
Reimbursables and other	2,441	7,137	(4,696)	-66%
Total revenues	20,166	51,456	(31,290)	-61%
Operating costs and expenses
Operating costs	25,357	48,555	(23,198)	-48%
General and administrative	5,495	7,170	(1,675)	-23%
Depreciation	14,125	18,016	(3,891)	-22%
Total operating costs and expenses	44,977	73,741	(28,764)	-39%
Loss from operations	(24,811)	(22,285)	(2,526)	11%
Other (expense) income
Interest income	100	701	(601)	-86%
Interest expense and financing charges	(8,510)	(8,420)	(90)	1%
Other, net	(614)	2,355	(2,969)	-126%
Total other expense	(9,024)	(5,364)	(3,660)	68%
Loss before income taxes	(33,835)	(27,649)	(6,186)	22%
Income tax provision	2,162	2,921	(759)	-26%
Net loss	(35,997)	(30,570)	(5,427)	18%
Net income (loss) attributable to noncontrolling interests	(13)	2	(15)	-750%
Net loss attributable to shareholders	$(35,984)	$(30,572)	$(5,412)	18%

Revenue: Total revenue decreased $31.3 million due primarily to the decrease in operating activities in the Current Quarter.

Contract drilling revenue decreased 60% for the Current Quarter as compared to the Comparable Quarter. During the Current Quarter, only three of our rigs were operational due to the fact that: (i) three of our drilling contracts were terminated in the second quarter of 2020 as a result of the volatility in oil prices and the challenges presented by the spread of COVID-19; (ii) another drilling contract expired in the second quarter of 2020 in accordance with its terms; and (iii) another drilling contract was amended to reduce the applicable dayrate. The decrease in our contract drilling revenue for the Current Quarter as compared to the Comparable Quarter was primarily a result of these contract changes.

Reimbursables and other revenue for the Current Quarter decreased $4.7 million as compared to the Comparable Quarter as a result of the changes in drilling contracts discussed immediately above as well as the termination of the bareboat charter lease on the Soehanah jackup rig, which was redelivered to the Company in February 2020.

Operating costs: Operating costs for the Current Quarter decreased $23.2 million as compared to the Comparable Quarter. The decrease in operating costs was primarily the result of changes to our drilling contracts which resulted in only three of our rigs operating in the Current Quarter, with lower costs incurred on warm stacked rigs, and a $1.2 million decrease in operational support costs in the Current Quarter as compared to the Comparable Quarter as a result of reductions in personnel headcount and salaries paid to personnel. Decreases in Operating cost in the Current Quarter were further impacted by the sale of the Titanium Explorer on March 10, 2021 and the recognition of a net $2.8 million related to the sale of the asset.

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to cost cutting initiatives to reflect the lower levels of operating activity in the Current Quarter. General and administrative expenses for the Current Quarter and for the Comparable Quarter included approximately $0.2 million and approximately $0.5 million, respectively, for non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Quarter decreased 22% as compared to the Comparable Quarter, due primarily to a $3.8 million decrease in depreciation expense on the Titanium Explorer, which was classified as held for sale on December 31, 2020.

Interest income: Interest income for the Current Quarter decreased $0.6 million as compared to the Comparable Quarter, due primarily to lower interest rates earned on lower cash investments during the Current Quarter.

Interest expense and financing charges: Interest expense for the Current Quarter increased 1% as compared to the Comparable Quarter. Interest expense includes non-cash deferred financing costs totaling approximately $0.4 million for the Current Quarter and for the Comparable Quarter, respectively.

Other, net: We recorded a gain of $2.3 million during the Comparable Quarter related to the settlement agreement between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other. See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional detail on the settlement agreement.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $0.6 million and gain of approximately $0.1 million was included in “other, net,” for the Current Quarter and Comparable Quarter, respectively.

Income tax provision: Our annualized effective tax rate for the Current Quarter is negative 6.0% based on estimated annualized loss before income taxes excluding income tax discrete items. For the Comparable Quarter, we were not able to reliably forecast annual “ordinary” income and calculated the effective tax rate based on year-to-date results, pursuant to ASC 70-270-30-18, as opposed to estimating an annual effective tax rate. The Company’s effective tax rate for the Comparable Quarter was negative 10.56%, including the impact of discrete items. Due to the different methodologies utilized to calculate the interim tax provisions, it is not beneficial to numerically reconcile the change in estimated tax rate.

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

Liquidity and Capital Resources

The prolonged low price environment caused by the spread of COVID-19, the resulting decline in global economic activity and the oil price and market share volatility began to reduce our liquidity and capital resources in the second quarter of 2020, a trend which could extend into subsequent quarters in 2021 and beyond, depending on, among other factors, how long COVID-19 remains a significant public health crisis and global economic activity remains depressed. Such events have had significant adverse consequences for general financial, business and economic conditions, as well as for the financial, business and economic position of our business and the business of our customers and suppliers, and may adversely impact our ability to derive cash flows from our operations and access capital funding from third parties in the future.

We have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 outbreak, as well as other impacts to our long-term liquidity. For example, in addition to a general and widespread lock-down in response to an increase in cases related to the COVID-19 outbreak in India, several states have imposed nightly curfews for all persons (with limited exceptions for essential services) (see the “Ongoing Impact of COVID-19 and Declines in the Demand for Oil and Gas” of this Part I, Item 2 for further information pertaining to the ongoing impact of COVID-19 on our operations and financial condition). These types of governmental measures could impact our ability to operate in locations where such restrictions are in place.  With this uncertainty, we have sought, and continue to seek, measures to reduce our operating costs and preserve cash during these challenging times. The effects of the decline in global economic activity and other oil price and market share volatility may cause us to implement cost reduction measures in addition to those put in place in 2020 and alter our general financial strategy.

As of March 31, 2021, we have adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. As a result of these factors, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our consolidated financial statements are issued and therefore, have been prepared under the going concern assumption.

As of March 31, 2021, we had working capital of approximately $178.7 million, including approximately $140.4 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through December 31, 2021 of approximately $32.4 million. We anticipate capital expenditures through December 31, 2021 to be between approximately $5.5 million and $6.7 million, for sustaining capital and capital spares. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our expected levels of activity, incremental expenditures through December 31, 2021 for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $17.2 million and $21.0 million. As of March 31, 2021, we had $39.0 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Three Months Ended March 31,
(unaudited, in thousands)	2021	2020
Cash flows (used in) provided by:
Operating activities	$(15,351)	$(31,274)
Investing activities	13,101	(1,196)
Financing activities	—	—

Changes in cash flows from operating activities are driven by changes in net income during the periods (see the discussion of changes in net income above in “Results of Operations” of this Part I, Item 2).

Cash flows from investing activities in the Current Quarter include net proceeds of $13.6 million from the sale of the Titanium Explorer.

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

Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021. During the Current Quarter, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

Interest Rate Risk: As of March 31, 2021, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2021, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

VANTAGE DRILLING INTERNATIONAL

Date: May 6, 2021	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)