Form 10-Q
period 2021-06-30
VANTAGE DRILLING INTERNATIONAL
filed 2021-08-12
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-159299

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

The number of Vantage Drilling International Ordinary Shares outstanding as of August 2, 2021 is 13,115,026 shares.

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
•
our level of indebtedness;
•
epidemics, pandemics, global health crises, or other public health events and concerns, such as the spread and resulting impact of the COVID-19 pandemic and the effectiveness of associated vaccinations and treatments;
•
governmental, tax and environmental regulations and related actions and legal matters, including the actions taken by governments in response to the spread of COVID-19, including its highly contagious variants and sub-lineages, as well as the results and effects of legal proceedings and governmental audits, assessments and investigations;
•
actions taken by members of OPEC, OPEC+ and other foreign, oil-exploring countries;
•
termination or renegotiation of our customer contracts, and the invoking of force majeure clauses, including, but not limited to, as a result of the COVID-19 pandemic;
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
•
changes in the status of pending, or the initiation of new litigation, claims or proceedings, including our ability to prevail in the defense of any appeal or counterclaim;

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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board of Directors	The Company's board of directors
Comparable Quarter	The three months ended June 30, 2020
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Quarter	The three months ended June 30, 2021
DOJ	U.S. Department of Justice
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
OPEC	The Organization of the Petroleum Exporting Countries
OPEC+	The Organization of the Petroleum Exporting Countries plus 10 non-OPEC nations
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PBGs	Performance-based restricted stock units
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share and par value information)

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$111,424	$141,945
Restricted cash	7,800	7,996
Trade receivables, net of allowance for doubtful accounts of $5.0 million, respectively	31,605	24,717
Materials and supplies	50,946	49,861
Prepaid expenses and other current assets	20,212	29,151
Total current assets	221,987	253,670
Property and equipment
Property and equipment	797,078	794,944
Accumulated depreciation	(306,337)	(278,562)
Property and equipment, net	490,741	516,382
Operating lease ROU assets	3,144	3,997
Other assets	15,315	12,126
Total assets	$731,187	$786,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$28,264	$25,466
Other current liabilities	32,572	24,734
Total current liabilities	60,836	50,200
Long–term debt, net of discount and financing costs of $3,962 and $4,781, respectively	346,038	345,219
Other long-term liabilities	13,971	15,011
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, respectively	13	13
Additional paid-in capital	633,758	634,181
Accumulated deficit	(324,604)	(259,655)
Controlling interest shareholders' equity	309,167	374,539
Noncontrolling interests	1,175	1,206
Total equity	310,342	375,745
Total liabilities and shareholders' equity	$731,187	$786,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Contract drilling services	$31,655	$33,151	$49,380	$77,470
Reimbursables and other	3,946	3,624	6,387	10,761
Total revenue	35,601	36,775	55,767	88,231
Operating costs and expenses
Operating costs	36,056	38,104	61,413	86,659
General and administrative	4,967	4,716	10,462	11,886
Depreciation	14,161	18,401	28,286	36,417
Total operating costs and expenses	55,184	61,221	100,161	134,962
Loss from operations	(19,583)	(24,446)	(44,394)	(46,731)
Other (expense) income
Interest income	10	111	110	812
Interest expense and other financing charges	(8,511)	(8,601)	(17,021)	(17,021)
Other, net	(179)	12	(793)	2,367
Total other expense	(8,680)	(8,478)	(17,704)	(13,842)
Loss before income taxes	(28,263)	(32,924)	(62,098)	(60,573)
Income tax provision (benefit)	720	(1,024)	2,882	1,897
Net loss	(28,983)	(31,900)	(64,980)	(62,470)
Net (loss) income attributable to noncontrolling interests	(18)	12	(31)	14
Net loss attributable to shareholders	$(28,965)	$(31,912)	$(64,949)	$(62,484)
Loss per share
Basic and Diluted	$(2.21)	$(2.43)	$(4.95)	$(4.76)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Six-Month Period Ended June 30, 2020
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance January 1, 2020	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	698	—	—	698
Share-based compensation - dividend equivalents	—	—	(2,204)	—	—	(2,204)
Net (loss) income	—	—	—	(30,572)	2	(30,570)
Balance March 31, 2020	13,115	$13	$633,264	$(13,508)	$1,246	$621,015
Share-based compensation	—	—	330	—	—	330
Net (loss) income	—	—	—	(31,912)	12	(31,900)
Balance June 30, 2020	13,115	$13	$633,594	$(45,420)	$1,258	$589,445

	Six-Month Period Ended June 30, 2021
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2021	13,115	$13	$634,181	$(259,655)	$1,206	$375,745
Share-based compensation	—	—	306	—	—	306
Share-based compensation - dividend equivalents	—	—	(760)	—	—	(760)
Net loss	—	—	—	(35,984)	(13)	(35,997)
Balance March 31, 2021	13,115	$13	$633,727	$(295,639)	$1,193	$339,294
Share-based compensation	—	—	31	—	—	31
Net loss	—	—	—	(28,965)	(18)	(28,983)
Balance June 30, 2021	13,115	$13	$633,758	$(324,604)	$1,175	$310,342

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,980)	$(62,470)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	28,286	36,417
Amortization of debt financing costs	819	820
Share-based compensation expense	337	1,028
Deferred income tax (benefit) expense	236	(90)
Gain on disposal of assets	(2,715)	—
Gain on settlement of restructuring agreement	—	(2,278)
Changes in operating assets and liabilities:
Trade receivables, net	(6,888)	(7,202)
Materials and Supplies	(1,481)	(1,297)
Prepaid expenses and other current assets	(1,440)	2,545
Other assets	(1,821)	3,410
Accounts payable	2,798	(14,680)
Other current liabilities and other long-term liabilities	5,905	(8,717)
Net cash used in operating activities	(40,944)	(52,514)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2,711)	(2,021)
Net proceeds from sale of Titanium Explorer	13,557	—
Net cash provided by (used in) investing activities	10,846	(2,021)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from holders of noncontrolling interests	—	—
Debt issuance costs	—	—
Net cash provided by financing activities	—	—
Net decrease in unrestricted and restricted cash and cash equivalents	(30,098)	(54,535)
Unrestricted and restricted cash and cash equivalents—beginning of period	154,487	242,944
Unrestricted and restricted cash and cash equivalents—end of period	$124,389	$188,409
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,197	$16,197
Income taxes (net of refunds)	2,431	4,617
Non-cash investing and financing transactions:
Reallocation of Soehanah jack up rig acquisition value from equipment to materials and supplies	—	1,019

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

Ongoing Impact of the COVID-19 Pandemic, Including on the Oil and Gas Industry

The COVID-19 pandemic continues to spread worldwide and has exacerbated since the World Health Organization (the "WHO") first classified the COVID-19 outbreak as a pandemic in March 2020. The global spread of COVID-19, including its highly contagious variants and sub-lineages, have caused and continue to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, being forced to implement multiple and recurrent shelter-in-place and stay-at-home orders. These governmental responses to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

We experienced significant challenges in 2020 when the COVID-19 pandemic began such as: (i) lower revenue due to terminations of (or amendments to) our existing drilling contracts; and (ii) increased expenses due to higher labor and related costs.  The Company actively managed and continues to manage the business in an attempt to mitigate any further impact from the continued presence of the COVID-19 pandemic; however, management anticipates that our industry, and the world at large, will need continue to operate in and further adapt to the current environment for the foreseeable future.

There has been a relatively strong recovery in global oil prices for the first half of 2021 (as compared to 2020) and our management remains cautiously optimistic with respect to the potential for the recovery to continue. However, oil and gas prices are expected to continue to be volatile as a result of (i) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious variants, (ii) changes in oil and gas inventories, (iii) industry demand, and (iv) potential future disagreements among OPEC+ countries regarding the supply of oil, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further improve, if at all, or whether they could reverse course and decline. While our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Agreements with Aquadrill

On February 9, 2021, Vantage Holdings International (“VHI”), a subsidiary of VDI, entered into a Framework Agreement and related Management and Marketing Agreements, as amended on March 16, 2021 (collectively, the “Operations, Management and Marketing Agreements”) with Aquadrill LLC, formerly known as Seadrill Partners LLC ("Aquadrill"), pursuant to which certain subsidiaries of VHI (the “VHI Entities”) will provide operating, management and marketing services to Aquadrill and its subsidiaries (the “Aquadrill Entities”) in respect of four deepwater floaters owned by the Aquadrill Entities, which include two drillships, the West Polaris and the West Capella, and two semisubmersibles, the West Leo and the West Sirius. The Operations, Management and Marketing Agreements were subject to the approval of, and were approved by, the U.S. Bankruptcy Court for the Southern District of Texas on March 18, 2021.

In connection with the entry into the Operations, Management and Marketing Agreements, VHI organized a new legal entity, Vantage Financial Management Co., an entity organized in the Cayman Islands (“VFMC”), to provide certain cash management services to the Aquadrill Entities in respect of the management of the vessels subject to, and covered by, the Operations, Management and Marketing Agreements.  VFMC was organized as an unrestricted, indirectly owned subsidiary of the Company and is therefore not subject to the restrictions under the First Lien Indenture.

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

Letter of Award for the Platinum Explorer

On February 3, 2021, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a two-year contract from Oil and Natural Gas Company (“ONGC”). The Platinum Explorer is currently performing under an existing three-year contract with ONGC, which is expected to close in the third quarter of 2021, and it will experience some brief out-of-service time for planned maintenance after the existing contract expires. The new contract with ONGC is expected to commence shortly thereafter.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. The consolidated balance sheet at December 31, 2020 is derived from our December 31, 2020 audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

ADVantage is a joint venture company formed to operate deepwater drilling rigs in Egypt. We determined that ADVantage met the criteria of a VIE for accounting purposes because its equity at risk was insufficient to permit it to carry on its activities without additional subordinated financial support from us. We also determined that we are the primary beneficiary for accounting purposes since we are entitled to use ADVantage for deepwater drilling contract opportunities rejected by ADES International Holding Ltd., a leading offshore and onshore provider of oil and gas drilling and production services in the Middle East and Africa (“ADES”), and have the (a) power to direct the operating activities associated with the deepwater drilling rigs, which are the activities that most significantly impact the entity’s economic performance, and (b) obligation to absorb losses or the right to receive a majority of the benefits that could be potentially significant to the VIE. As a result, we consolidate ADVantage in our consolidated financial statements, we eliminate intercompany transactions and we present the interests that are not owned by us as “Noncontrolling interests” in our Consolidated Balance Sheets. The carrying amount associated with ADVantage was as follows:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Current assets	$4,152	$7,072
Non-current assets	87	84
Current liabilities	918	3,979
Non-current liabilities	949	741
Net carrying amount	$2,372	$2,436

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. In the six months ended June 30, 2021, we recognized a net gain of approximately $2.7 million related to the sale or retirement of assets. For the three months ended June 30, 2021 and the three and six months ended June 30, 2020, the gain/loss related to the sale or retirement of assets was immaterial.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. The projections and assumptions used during the fourth quarter of 2020 have not changed significantly as of June 30, 2021; accordingly, no triggering event has occurred to indicate that the carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Debt Financing Costs: Costs incurred with financing debt are deferred and amortized over the term of the related financing facility on a straight-line basis, which approximates the interest method. Debt issuance costs related to a recognized debt liability are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers (or customer groups) indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for doubtful accounts (see “Ongoing Impact of the COVID-19 Pandemic, Including on the Oil and Gas Industry” set forth above in “Note 1. Organization and Recent Events” of these “Notes to Unaudited Consolidated Financial Statements”). The allowance for doubtful accounts on our trade receivables was $5.0 million as of each of June 30, 2021 and December 31, 2020, respectively.  This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other similar events for which we would still be entitled to receive payment under the applicable contract. We disagree with the customer's decision and are currently evaluating our remedies, if any, under the applicable contract.

Earnings (loss) per Share: We compute basic and diluted EPS in accordance with the two-class method. We include restricted stock units granted to employees and directors that contain non-forfeitable rights to dividends as such grants are considered participating securities. Basic earnings (loss) per share are based on the weighted average number of Ordinary Shares outstanding during the applicable period. Diluted EPS are computed based on the weighted average number of Ordinary Shares and ordinary share equivalents outstanding in the applicable period, as if all potentially dilutive securities were converted into Ordinary Shares (using the treasury stock method).

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	13,115	13,115	13,115
Restricted share equity awards	—	—	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	13,115	13,115	13,115

The following sets forth the number of shares excluded from diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Restricted share equity awards	218	200	218	200
Future potentially dilutive Ordinary Shares excluded from diluted EPS	218	200	218	200

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three and six months ended June 30, 2021, we recognized a net loss of approximately $0.2 million and $0.8 million, respectively, related to currency exchange rates. The foreign exchange gain/loss for the three months ended June 30, 2020 related to currency exchange rates was immaterial. For the six months ended June 30, 2020, we recognized a net gain of approximately $0.1 million related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. As of June 30, 2021, the fair value of the 9.25% First Lien Notes was approximately $302.3 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Mobilization fees received prior to commencement of drilling operations are recorded as a contract liability and amortized on a straight‑line basis over the initial contract period. Demobilization fees expected to be received upon contract completion are estimated at contract inception and recognized on a straight-line basis over the initial contract term with an offset to an accretive contract asset. In many contracts, demobilization fees are contingent upon the occurrence or non-occurrence of a future event and the estimate for such revenue may therefore be constrained. In such cases, this may result in cumulative-effect adjustments to demobilization revenues upon changes in our estimates of future events during the contract term. Postponement fees received that are contingent upon the occurrence or non-occurrence of a future event are recognized on a straight-line basis over the contract term. Fees received for the mobilization or demobilization of equipment and personnel are included in “Contract drilling services” in our Consolidated Statement of Operations.

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$17,473	$8,968	$497	$26,938	$14,722	$15,047	$252	$30,021
Amortized revenue	5,214	—	—	5,214	771	2,611	—	3,382
Reimbursable revenue	2,400	311	738	3,449	949	2,341	82	3,372
Total revenue	$25,087	$9,279	$1,235	$35,601	$16,442	$19,999	$334	$36,775

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$26,371	$17,795	$595	$44,761	$38,708	$34,778	$798	$74,284
Charter lease revenue	—	—	—	—	476	—	—	476
Amortized revenue	5,214	—	—	5,214	867	3,117	—	3,984
Reimbursable revenue	4,722	332	738	5,792	4,174	4,896	417	9,487
Total revenue	$36,307	$18,127	$1,333	$55,767	$44,225	$42,791	$1,215	$88,231

Dayrate revenue and amortized revenue for "Jackups", "Deepwater" and "Management" are included within “Contract drilling services” in our Consolidated Statement of Operations. All other revenue are included within “Reimbursables and other” in our Consolidated Statement of Operations.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Current contract cost assets	$3,169	$2,905
Noncurrent contract cost assets	304	—
Current contract revenue assets	1,234	—
Current contract revenue liabilities	14,406	5,100

Significant changes in contract cost assets and contract revenue liabilities during the six months ended June 30, 2021 are as follows:

	Contract Cost Assets	Contract Revenue Assets	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2020	$2,905	$—	$5,100
Increase (decrease) due to contractual changes	3,758	1,234	13,326
Decrease due to recognition of revenue	(3,190)	—	(4,020)
Balance as of June 30, 2021 (1)	$3,473	$1,234	$14,406
(1)
We expect to recognize contract revenues of approximately $10.6 million during the remaining six months of 2021 and $3.8 million thereafter related to unsatisfied performance obligations existing as of June 30, 2021.

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

The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2021	2020	2021	2020
Operating lease cost(1)	Operating costs	$713	$831	$1,615	$1,797
Operating lease cost(1)	General and administrative	151	151	303	303
Sublease income	Operating costs	(121)	(121)	(242)	(242)
Sublease income	General and administrative	(62)	(62)	(124)	(124)
Total operating lease cost		$681	$799	$1,552	$1,734

(1)  Short-term lease costs were approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2020, respectively. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheet	June 30, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease ROU assets	$3,144	$3,997
Total leased assets		$3,144	$3,997
Liabilities:
Current operating	Other current liabilities	$1,927	$2,038
Noncurrent operating	Other long-term liabilities	1,596	2,371
Total lease liabilities		$3,523	$4,409

As of June 30, 2021, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining six months of 2021	$1,172
2022	1,713
2023	949
2024	—
2025	—
Total future lease payments	$3,834
Less imputed interest	(311)
Present value of lease obligations	$3,523

As of June 30, 2021, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 1.92 years, respectively. ROU assets and lease liabilities recorded for leases commencing during the three months ended June 30, 2021 was $0.3 million.

The bareboat charter contract on the Soehanah jackup rig was accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operations for the six months ended June 30, 2020. In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter, which was originally intended to end on December 31, 2019. However, under the terms of the bareboat charter, the lease term continued until the rig was redelivered to the Company, which occurred on February 3, 2020.

5. Debt

Our debt was composed of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $3,962 and $4,781, respectively	$346,038	$345,219
Less current maturities of long-term debt	—	—
Long-term debt, net	$346,038	$345,219

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

The net proceeds from the issuance were used (i) to repay all obligations under the formerly existing 2016 Term Loan Facility and to terminate the credit agreement governing such facility, (ii) to redeem all the then-outstanding 10% Second Lien Notes, (iii) to fund the remaining amounts to be paid in connection with the purchase of the Soehanah jackup rig, (iv) to pay fees and expenses related to the foregoing and to the offering of the 9.25% First Lien Notes, and (v) for general corporate purposes.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit facility to replace the letter of credit facility formerly existing under the 2016 Term Loan Facility. The facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $11.0 million in letters of credit under this facility as of June 30, 2021.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. As of June 30, 2021, 13,115,026 Ordinary Shares were issued and outstanding.

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

No awards were granted to employees or directors during the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, 18,224 of previously granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards. For the six months ended June 30, 2021 and 2020, we recognized share-based compensation expense related to the TBGs of approximately $0.3 million and $1.0 million, respectively. As of June 30, 2021, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016 Amended MIP. As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $8.8 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at June 30, 2021 to be paid upon settlement of the TBGs.

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI’s change in tax status has not had a material impact on our consolidated financial statements as of June 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, a sweeping stimulus bill intended to bolster the U.S. economy and provide emergency financial assistance to qualifying businesses and individuals. The CARES Act, among other things, modified the net operating losses carryovers and carrybacks rules, and included modifications to Section 163(j) of the Code to increase the allowable business interest deduction.  On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among other provisions, expand and extend the refundable employee retention tax credits previously made available under the CARES Act. As of June 30, 2021, our analysis of the provisions of the CARES Act revealed no material implications on the income tax provision.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statute of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years from 2011 onward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

8. Commitments and Contingencies

We are subject to litigation, claims and disputes in the ordinary course of business, some of which may not be covered by insurance. There is an inherent risk in any litigation or dispute and no assurance can be given as to the outcome of any claims.

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding (the “Improbity Action”), initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States, and we filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”) on April 12, 2019 in response. On August 20, 2020, the Brazilian

Federal Court dismissed our preliminary statement of defense. On October 5, 2020, we subsequently filed a motion to clarify with the Brazilian Federal Court requesting the reconsideration of certain aspects of the decision dismissing our preliminary statement of defense. Our motion to clarify was denied on December 14, 2020, and on February 10, 2021 we filed an interlocutory appeal to the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil (the “Brazilian Appellate Court”), the appellate court hearing appeals in the “Car Wash” cases, seeking to reverse the Brazilian Federal Court’s denial of our preliminary defense.   On April 15, 2021, the Brazilian authorities served us indirectly through the U.S. Department of Justice agreeing to formally send us documents related to the Improbity Action. On May 13, 2021, the Brazilian Appellate Court’s reporting judge for our matter granted our request for preliminary relief and ordered an immediate stay of the Improbity Action as it applies to the Company until the judgment (on the merits) of the interlocutory appeal is rendered by the full three judge panel of the Brazilian Appellate Court. We will be obligated to file a statement of defense in the matter if the decision to stay the Improbity Action is later reversed. The Company understands that the Improbity Action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations in Brazil.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $21.4 million, changes in the U.S. dollar amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $85.6 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On February 13, 2019, the Company learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the U.S. DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the approximate amount of $85.6 million. The Company believes this request is not supported by applicable law and intends to vigorously oppose and defend against any attempts to seize its assets.

On April 12, 2019, the Company filed an interlocutory appeal with the Brazilian Appellate Court to stay the seizure and freezing order of the Brazilian Federal Court.

On May 20, 2019, the Company announced that the Brazilian Appellate Court's reporting judge ruled in favor of the Company’s appeal to stay the seizure and freezing order of the Brazilian Federal Court. The foregoing ruling is still subject to confirmation by a three-judge panel, and is subject to appeal, and the Company can offer no assurances that the stay will be confirmed or as to the outcome of any appeal thereof. The Company communicated the Brazilian Appellate Court’s ruling to the DOJ, has asked the Brazilian Federal Court to do the same. On July 18, 2019, the Company announced that the Brazilian Government made a filing with the Brazilian Federal Court reporting that the DOJ has advised the Brazilian Ministry of Justice that it would not be possible for the DOJ to comply with the mutual assistance request in respect of the asset freeze order. The Company also announced that it learned from the Brazilian Ministry of Justice that the DOJ’s response to the request for mutual assistance stated that no legal grounds existed for implementing the requested asset freeze, and that the DOJ was returning the request without taking action and considers the matter concluded.

The Company intends to continue to vigorously defend against the allegations made in the Improbity Action. However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Sales tax receivable	$5,721	$6,797
Assets held for sale (1)	—	10,113
Other receivables	677	1,517
Income tax receivable	1,553	826
Prepaid insurance	1,302	386
Current deferred contract costs	3,169	2,905
Current contract asset	1,234	—
Other	6,556	6,607
	$20,212	$29,151

(1)  Includes the aggregate carrying amount of the Titanium Explorer, along with related assets, as of December 31, 2020. See “Note 1. Organization and Recent Events” of these “Notes to Unaudited Consolidated Financial Statements” for additional details regarding the Purchase and Sale Agreement to sell the Titanium Explorer.

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Drilling equipment	$776,507	$774,813
Assets under construction	1,463	561
Office and technology equipment	18,405	18,405
Leasehold improvements	703	1,165
	797,078	794,944
Accumulated depreciation	(306,337)	(278,562)
Property and equipment, net	$490,741	$516,382

Other Assets

Other assets consisted of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Noncurrent restricted cash	$5,165	$4,546
Deferred certification costs	5,382	4,535
Deferred income taxes	1,818	1,923
Other noncurrent assets	2,950	1,122
	$15,315	$12,126

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Interest	$4,136	$4,139
Compensation (1)	3,754	7,128
Income taxes payable	5,272	2,951
Current deferred revenue	14,406	5,100
Current portion of operating lease liabilities	1,927	2,038
Other	3,077	3,378
	$32,572	$24,734

(1)  Includes $2.1 million as of December 31, 2020 related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Deferred income taxes	$1,101	$970
2016 MIP - Dividend Equivalents (1)	8,765	8,006
Noncurrent operating lease liabilities	1,596	2,371
Other non-current liabilities	2,509	3,664
	$13,971	$15,011

(1)  Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Cash and cash equivalents	$111,424	$141,945
Restricted cash	7,800	7,996
Restricted cash included within Other Assets	5,165	4,546
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$124,389	$154,487

Restricted cash represents cash held by banks as certificates of deposit collateralizing letters of credit.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts are to be considered shareholder loans. As of June 30, 2021, the total outstanding amount due to ADES for such excess cash contributions was approximately $715,000, which is included in “Other current liabilities” on the Consolidated Balance Sheet.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of June 30, 2021, accounts payable to ADES totaled approximately $0.4 million, included in “Accounts payable,” on the Consolidated Balance Sheet. There were no outstanding accounts receivable from ADES as of June 30, 2021.

We did not have any related party transactions that were not conducted in the ordinary course of business as of June 30, 2021.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating and stacked rigs. Our management business (excluding reimbursable revenue) represented 1% of our total revenue for the three and six months ended June 30, 2021, respectively, and less than 1% of the total revenue for the three and six months ended June 30, 2020, respectively.

For the three and six months ended June 30, 2021 and 2020, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 46%, 26% and 17% of consolidated revenue for the three months ended June 30, 2021 and four customers accounted for approximately 33%, 29%, 16% and 11% of consolidated revenue for the six months ended June 30, 2021. Four customers accounted for approximately 29%, 25%, 16% and 13% of consolidated revenue for the three months ended June 30, 2020, and five customers accounted for approximately 21%, 19%, 14%, 10% and 10% of the consolidated revenue for the six months ended June 30, 2020.

Our revenue by country was as follows for the periods indicated (periods representing revenues of less than 10% are included in “Other countries”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(unaudited, in thousands)
India	$9,297	$9,203	$18,152	$18,884
Montenegro	16,253	—	16,306	—
Qatar	7,697	—	14,894	8,975
Indonesia	—	5,834	—	—
Congo	—	4,852	—	12,433
Gabon	—	—	—	9,133
Lebanon	—	10,816	—	17,121
Other countries (1)	2,354	6,070	6,415	21,685
Total revenues	$35,601	$36,775	$55,767	$88,231

(1)  “Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country, was as follows as of the dates indicated (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	June 30, 2021	December 31, 2020
(unaudited, in thousands)
Mediterranean	$182,083	$225,484
India	104,160	111,485
Indonesia	66,454	69,434
Other countries (1)	138,044	109,979
Total property and equipment	$490,741	$516,382

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of June 30, 2021 and our results of operations for the three and six months ended June 30, 2021 and 2020. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we provide offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide operations and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction and preservation management services for rigs that are stacked.

The following table sets forth certain current information concerning our offshore drilling fleet as of August 2, 2021:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Equatorial Guinea	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Montenegro	Operating
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Warm stacked
(1)
The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments

Ongoing Impact of the COVID-19 Pandemic, Including on the Oil and Gas Industry

The COVID-19 pandemic continues to spread worldwide and has exacerbated since the World Health Organization (the "WHO") first classified the COVID-19 outbreak as a pandemic in March 2020. The global spread of COVID-19, including its highly contagious variants and sub-lineages, have caused and continue to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, being forced to implement multiple and recurrent shelter-in-place and stay-at-home orders. These governmental responses to the COVID-19 pandemic, as well as changes to and extensions of such approaches have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

We experienced significant challenges in 2020 when the COVID-19 pandemic began such as: (i) lower revenue due to terminations of (or amendments to) our existing drilling contracts; and (ii) increased expenses due to higher labor and related costs.  The Company actively managed and continues to manage the business in an attempt to mitigate any further impact from the continued presence of the COVID-19 pandemic; however, management anticipates that our industry, and the world at large, will need to continue to operate in and further adapt to the current environment for the foreseeable future.

There has been a relatively strong recovery in global oil prices for the first half of 2021 (as compared to 2020) and our management remains cautiously optimistic with respect to the potential for the recovery to continue. However, oil and gas prices are expected to continue to be volatile as a result of (i) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious variants, (ii) changes in oil and gas inventories, (iii) industry demand, and (iv) potential future disagreements among OPEC+ countries regarding the supply of oil, and therefore, we cannot predict how long oil and gas prices will remain stable or further improve, if at all, or whether they could reverse course and decline. While our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Agreements with Aquadrill

On February 9, 2021, Vantage Holdings International (“VHI”), a subsidiary of VDI, entered into a Framework Agreement and related Management and Marketing Agreements, as amended on March 16, 2021 (collectively, the “Operations, Management and Marketing Agreements”) with Aquadrill LLC formerly known as Seadrill Partners LLC (“Aquadrill”) pursuant to which certain subsidiaries of VHI (the “VHI Entities”) will provide operating, management and marketing services to Aquadrill and its subsidiaries (the “Aquadrill Entities”) in respect of four deepwater floaters owned by the Aquadrill Entities, which include two drillships, the West Polaris and the West Capella, and two semisubmersibles, the West Leo and the West Sirius. The Operations, Management and Marketing Agreements were subject to the approval of, and were approved by, the U.S. Bankruptcy Court for the Southern District of Texas on March 18, 2021.

In connection with the entry into the Operations, Management and Marketing Agreements, VHI organized a new legal entity, Vantage Financial Management Co., an entity organized in the Cayman Islands (“VFMC”), to provide certain cash management services to the Aquadrill Entities in respect of the management of the vessels subject to, and covered by, the Operations, Management and Marketing Agreements.  VFMC was organized as an unrestricted, indirectly owned subsidiary of the Company and is therefore not subject to the restrictions under the First Lien Indenture.

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

Letter of Award for the Platinum Explorer

On February 3, 2021, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a two-year contract from Oil and Natural Gas Company (“ONGC”). The Platinum Explorer is currently performing under an existing three-year contract with ONGC, which is expected to close in the third quarter of 2021, and it will experience some brief out-of-service time for planned maintenance after the existing contract concludes. The new contract with ONGC is expected to commence shortly thereafter.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Against the backdrop of already challenging industry conditions since 2015, the initial onset, and continued global spread of the COVID-19 pandemic and the resulting collapse in global economic activity, coupled with the short-lived price war between Saudi Arabia and Russia, led to significant reductions and delays in oil and gas exploration and development plans on the part of operators during 2020, largely impeding and unwinding the improvements experienced by the industry in 2019. These reductions and delays led to a substantial drop in oil prices and demand for offshore drilling services globally, including for our services, during, and subsequent to, the second quarter of 2020. Global oil prices have experienced a relatively stronger recovery in the first half of 2021 as compared to the low prices experienced in 2020 due to, among other things, the (i) OPEC+ countries’ agreement since last year to reduce production by almost 10 million barrels per day, representing approximately 10% of the world's output compared with demand for approximately 96 million barrels a day, followed by gradual increases in production since that time to address increases in demand, (ii) development, efficacy, availability and utilization of vaccines for COVID-19, (iii) growing confidence in, and the perception of, the reopening of global economies, and (iv) injection of substantial government monetary and fiscal stimulus. The volatility and uncertainty surrounding global oil prices largely remain as the spread of the COVID-19 pandemic and its highly transmissible variants persist. While OPEC+ countries entered into an agreement in July 2021 to gradually phase out certain oil production cuts by September 2022, the long-term commitment of such countries to continue oil production cuts remains uncertain. As a result of such volatility and uncertainty, it has been difficult, and will generally continue to be difficult, for operators to develop and set their capital budget programs for the near and long-term.

In addition to the macroeconomic challenges, including those set forth above, which have led to reduced demand for drilling rigs, the excess supply of delivered and new-build rigs continues to be an overhang on the market. According to industry reports, there are currently 50 jackups and 24 deepwater/harsh environment floaters on order at shipyards. It is unclear when these drilling rigs will actually be delivered, if at all, as many rig deliveries have (i) already been deferred to later dates or (ii) been canceled entirely.

In response to an oversupply of drilling rigs, a number of our competitors began removing older, less competitive, rigs from their fleets by either cold stacking the drilling rigs or taking them permanently out of service. According to industry reports, this trend accelerated since the second quarter of 2020, as 67 rigs (in the aggregate) were removed from the drilling fleet in 2020 and 2021, and a total of 326 rigs have been removed from the drilling fleet since the oil price decline in 2014. We expect further rig recycling to occur with warm stacked rigs (and potentially recently operated rigs) joining cold-stacked rigs as candidates for recycling. While this emphasis on recycling of rigs is expected to narrow the gap somewhat between rig supply and demand, we do not, however, anticipate that the reduction in the supply of offshore drilling rigs alone will be sufficient to materially improve, and ultimately offset the impact of, existing market conditions.

In addition to the expected increase in recycling, many offshore drillers with significant levels of debt on their balance sheets have recently completed, are currently pursuing, or may elect to pursue in the near-term, debt restructurings. These debt restructurings may result in lower cost structures, and additional pressure and incentive to recycle rigs. As drillers emerge from these debt restructurings, it is likely that consolidation will occur, reducing the number of industry participants and potentially increasing the market share of certain of our competitors. The combination of recycling, restructuring and consolidation will be necessary for the industry to regain firmer footing. Any industry recovery will also depend significantly on continued and demonstrable improvement in global macroeconomic conditions.

Since 2015, in response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates, as most drilling contractors preferred to maintain rigs in an active state to mitigate the risks and costs of stacking and reactivating rigs and to benefit from the fact that customers had generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 pandemic, this downward pressure on pricing was starting to reverse itself, as evidenced by increased demand for our services in 2019 and early 2020, and dayrates were showing signs of general improvement. However, beginning in the second quarter of 2020, with the initial onset, continued spread and resulting impact, of the COVID-19 pandemic, dayrates, rig activity and contract opportunities each came under significant pressure again.

With the initial distribution of vaccines in certain jurisdictions in an attempt to inoculate populations against COVID-19 along with significant governmental assistance directed at combatting the challenging economic environment caused by the COVID-19 pandemic, economic activity in certain portions of the world has improved during the first half of 2021. This improvement has contributed to, among other things, an increase in the demand for oil and gas. Since dropping to multi-year lows in the second quarter of 2020, Brent crude oil prices reached relatively healthier levels in 2021. As a result, the jackup segment has experienced greater recovery as compared to the deepwater segment, where such recovery has generally lagged as compared to the shallow water segment.  This recovery timing bifurcation may be partly due to the fact that a significant amount of time transpires between the date a final investment decision is taken with regard to a deepwater project and the date on which the program actually commences and any uncertainty regarding the direction of oil prices and rate of recovery could weigh significantly on these decisions. However, to the extent that global economic activity continues to improve or is, at a minimum, sustained at its current levels, operators could begin to sanction new activity, which could lead to more rigs going back into service and potentially higher day rates.

Notwithstanding the foregoing, any recovery experienced could be short lived especially given the quickly changing and ever-evolving dynamics of the COVID-19 pandemic and its highly transmittable variants and sub-lineages. Though with the COVID-19 pandemic unlikely to subside in the near term, the possibility exists that the world learns to operate in and further adapt to the current environment for the foreseeable future. Volatility in global oil and gas prices and how our industry manages the logistical challenges stemming from the pandemic will continue to play a significant role in determining the outlook for the industry.

Backlog

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of June 30, 2021 based on information available as of that date:

	Percentage of Days Contracted			Revenues Contracted (1) (in thousands)
	2021	2022	Beyond	2021	2022	Beyond
Jackups	73%	25%	7%	$53,930	$29,200	$8,379
Drillships	48%	62%	42%	$25,717	$67,188	$45,091
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

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Jackups
Rigs available (at end of period)	5	5	5	5
Available days (1)	455	455	905	875
Utilization (2)	39.9%	60.0%	35.3%	73.9%
Average daily revenues (3)	$124,857	$56,710	$98,775	$61,194
Deepwater
Rigs available	2	3	2	3
Available days (1)	182	273	362	546
Utilization (2)	49.7%	45.6%	49.4%	53.7%
Average daily revenues (3)	$99,194	$141,900	$99,549	$129,255
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

For the Three Months Ended June 30, 2021 and 2020

Net loss attributable to shareholders for the Current Quarter was $29.0 million, or $2.21 per basic share, on operating revenues of $35.6 million, compared to net loss attributable to shareholders for the Comparable Quarter of $31.9 million, or $2.43 per basic share, on operating revenues of $36.8 million.

The following table is an analysis of our operating results for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$31,655	$33,151	$(1,496)	-5%
Reimbursables and other	3,946	3,624	322	9%
Total revenues	35,601	36,775	(1,174)	-3%
Operating costs and expenses
Operating costs	36,056	38,104	(2,048)	-5%
General and administrative	4,967	4,716	251	5%
Depreciation	14,161	18,401	(4,240)	-23%
Total operating costs and expenses	55,184	61,221	(6,037)	-10%
Loss from operations	(19,583)	(24,446)	4,863	-20%
Other (expense) income
Interest income	10	111	(101)	-91%
Interest expense and financing charges	(8,511)	(8,601)	90	-1%
Other, net	(179)	12	(191)	-1592%
Total other expense	(8,680)	(8,478)	(202)	2%
Loss before income taxes	(28,263)	(32,924)	4,661	-14%
Income tax (benefit) provision	720	(1,024)	1,744	-170%
Net loss	(28,983)	(31,900)	2,917	-9%
Net income (loss) attributable to noncontrolling interests	(18)	12	(30)	-250%
Net loss attributable to shareholders	$(28,965)	$(31,912)	$2,947	-9%

Revenue: Total revenue decreased $1.2 million due primarily to the decrease in operating activities in the Current Quarter.

Contract drilling revenue decreased $1.5 million for the Current Quarter as compared to the Comparable Quarter. The decrease in our contract drilling revenue for the Current Quarter as compared to the Comparable Quarter was primarily the result of the number of rigs that were operational, with four in the Current Quarter as compared to seven in the Comparable Quarter due to the fact that: (i) three of our drilling contracts were terminated in the second quarter of 2020 as a result of the volatility in oil prices and the challenges presented by the COVID-19 pandemic; and (ii) another drilling contract expired in the second quarter of 2020 in accordance with its term These decreases were offset by contract amendments which resulted in higher dayrates in the Current Quarter as compared to lower dayrates in the Comparable Quarter.

Reimbursables and other revenue for the Current Quarter increased 9% as compared to the Comparable Quarter as a result of higher reimbursable revenue on the Emerald Driller and Topaz Driller as well as reimbursables and other revenue related to the management of the Aquadrill rigs we began managing during the first quarter of 2021.

Operating costs: Operating costs for the Current Quarter decreased $2.0 million as compared to the Comparable Quarter. The decrease in Operating costs was primarily the result of changes to our drilling contracts, which resulted in four of our rigs being operational during in the Current Quarter, with lower costs incurred on warm stacked rigs. Decreases in Operating costs in the Current Quarter were further impacted by the sale of the Titanium Explorer on March 10, 2021.

General and administrative expenses: Increases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to higher professional fees and insurance. General and administrative expenses for the Comparable Quarter included approximately $0.2 million for non-cash share-based compensation expense. Non-cash share-based compensation expense for the Current Quarter was immaterial.

Depreciation expense: Depreciation expense for the Current Quarter decreased 23% as compared to the Comparable Quarter, due primarily to a $3.8 million decrease in depreciation expense on the Titanium Explorer, which was classified as held for sale on December 31, 2020.

Interest income: Interest income for the Current Quarter decreased $0.1 million as compared to the Comparable Quarter, due primarily to lower interest rates earned on lower cash investments during the Current Quarter.

Interest expense and financing charges: Interest expense for the Current Quarter decreased 1% as compared to the Comparable Quarter. Interest expense includes non-cash deferred financing costs totaling approximately $0.4 million for the Current Quarter and for the Comparable Quarter, respectively.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $0.2 million was included in “other, net,” for the Current Quarter. The foreign currency exchange gain/loss for the Comparable Quarter was immaterial.

Income tax provision: Our annualized effective tax rate for the Current Quarter is negative 7.06% based on estimated annualized loss before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Quarter was negative 4.58%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

For the Six Months Ended June 30, 2021 and 2020

Net loss attributable to shareholders for the Current Period was $64.9 million, or $4.95 per basic share, on operating revenues of $55.8 million, compared to net loss attributable to shareholders for the Comparable Period of $62.5 million, or $4.76 per basic share, on operating revenues of $88.2 million.

The following table is an analysis of our operating results for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$49,380	$77,470	$(28,090)	-36%
Reimbursables and other	6,387	10,761	(4,374)	-41%
Total revenues	55,767	88,231	(32,464)	-37%
Operating costs and expenses
Operating costs	61,413	86,659	(25,246)	-29%
General and administrative	10,462	11,886	(1,424)	-12%
Depreciation	28,286	36,417	(8,131)	-22%
Total operating costs and expenses	100,161	134,962	(34,801)	-26%
Loss from operations	(44,394)	(46,731)	2,337	-5%
Other (expense) income
Interest income	110	812	(702)	-86%
Interest expense and financing charges	(17,021)	(17,021)	-	0%
Other, net	(793)	2,367	(3,160)	-134%
Total other expense	(17,704)	(13,842)	(3,862)	28%
Loss before income taxes	(62,098)	(60,573)	(1,525)	3%
Income tax provision	2,882	1,897	985	52%
Net loss	(64,980)	(62,470)	(2,510)	4%
Net income (loss) attributable to noncontrolling interests	(31)	14	(45)	-321%
Net loss attributable to shareholders	$(64,949)	$(62,484)	$(2,465)	4%

Revenue: Total revenue decreased $32.5 million due primarily to a reduction in operating activities in the Current Period.

Contract drilling revenue decreased 36% for the Current Period as compared to the Comparable Period. The decrease in our contract drilling revenue for the Current Period as compared to the Comparable Period was primarily a result of the number of rigs that were operational (with four rigs operational in the Current Period as compared to seven rigs in the Comparable Period) due to the fact that: (i) three of our drilling contracts were terminated in the second quarter of 2020 as a result of the volatility in oil prices and the challenges presented by the COVID-19 pandemic; and (ii) another drilling contract expired in the second quarter of 2020 in accordance with its terms. These decreases were offset by contract amendments which resulted in higher dayrates in the Current Period as compared to lower dayrates in the Comparable Period.

Reimbursables and other revenue for the Current Period decreased $4.4 million as compared to the Comparable Period as a result of (i) the changes in our drilling contracts (discussed immediately above) and (ii) the Tungsten Explorer, which was not operational in the Current Period.

Operating costs: Operating costs for the Current Period decreased 29% as compared to the Comparable Period. The decrease in operating costs was primarily the result of changes to our drilling contracts which resulted in only four of our rigs operating in the Current Period, with lower costs incurred on warm stacked rigs, and a $1.0 million decrease in operational support costs in the Current Period (as compared to the Comparable Period) as a result of reductions in personnel headcount and salaries paid to personnel. Decreases in Operating costs in the Current Period were further reduced by the sale of the Titanium Explorer on March 10, 2021 and the recognition of a net gain of $2.8 million related to the sale of the asset.

General and administrative expenses: Decreases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to cost cutting initiatives to reflect the lower levels of operating activity in the Current Period.   General and administrative expenses for the Current Period and for the Comparable Period include approximately $0.2 million and $0.7 million, respectively, for non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Period decreased 22% as compared to the Comparable Period, due primarily to a $7.6 million decrease in depreciation expense on the Titanium Explorer, which was classified as held for sale as of December 31, 2020.

Interest income: Interest income for the Current Period decreased $0.7 million as compared to the Comparable Period, due primarily to lower interest rates earned on lower cash investments during the Current Period.

Interest expense and financing charges: Interest expense for the Current Period decreased 0% as compared to the Comparable Period. Interest expense includes non-cash deferred financing costs totaling approximately $0.8 million for each of the Current Period and the Comparable Period.

Other, net: We recorded a gain of $2.3 million during the Comparable Period related to the settlement agreement between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other.  See “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for additional detail on the settlement agreement.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $0.8 million and gain of approximately $0.1 million was included in "Other, net", for the Current Period and the Comparable Period, respectively.

Income tax provision: Our annualized effective tax rate for the Current Period is negative 7.06% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Period was negative 4.58% based on estimated annualized loss before income taxes excluding income tax discrete items.

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

We have experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 pandemic, as well as other impacts to our long-term liquidity. (see “Ongoing Impact of the COVID-19 Pandemic, Including on the Oil and Gas Industry” of this Part I, Item 2 for further information pertaining to the ongoing impact of the COVID-19 pandemic, including the spread of its highly transmittable variants and sub-lineages, on our operations and financial condition). Governmental measures, such as widespread lock downs, nightly curfews and territorial entry restrictions could impact our ability to operate in locations where such restrictions are in place, including those locations where we maintain significant operations and derive material revenue.  With this uncertainty, we have sought, and continue to seek, measures to reduce our operating costs and preserve cash during these challenging times. The effects of the decline in global economic activity and other oil price and market share volatility may cause us to implement further cost reduction measures (in addition to those put in place in 2020 and maintained through the Current Period) and alter our general financial strategy.

As of June 30, 2021, we have adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. As a result of these factors, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our consolidated financial statements are issued and therefore, have been prepared under the going concern assumption.

As of June 30, 2021, we had working capital of approximately $161.2 million, including approximately $111.4 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through June 30, 2022 of approximately $32.4 million. We anticipate capital expenditures through June 30, 2022 to be between approximately $23.4 million and $28.6 million, for sustaining capital and capital spares as a result of upgrades required for upcoming contracts. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as additional customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our expected levels of activity, incremental expenditures through June 30, 2022 for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $29.7 million and $36.3 million primarily to due to timing of anticipated maintenance that will need to be completed prior to commencement of upcoming contracts. As of June 30, 2021, we had $39.0 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Six Months Ended June 30,
(unaudited, in thousands)	2021	2020
Cash flows (used in) provided by:
Operating activities	$(40,944)	$(52,514)
Investing activities	10,846	(2,021)
Financing activities	—	—

Changes in cash flows from operating activities are driven by changes in net loss during the periods (see the discussion of changes in net loss above in “Results of Operations” of this Part I, Item 2).

Cash flows from investing activities in the Current Period include net proceeds of $13.6 million from the sale of the Titanium Explorer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of reduced oil prices since 2014, the continual spread and exacerbation of the COVID-19 pandemic, including as a result of its highly transmittable variants and sub-lineages, and the ongoing oil price and market share volatility have each negatively impacted the offshore contract drilling business at large, as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

Interest Rate Risk: As of June 30, 2021, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2021, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While the majority of our office and management personnel are currently working under a hybrid schedule, with certain days working remotely and other days working in the office due to the spread of the COVID-19 pandemic, we have not as of the date of this Quarterly Report experienced any material impact on our internal controls over financial reporting. Our management continues to monitor and assess the current situation as it relates to our internal controls over financial reporting in order to minimize the impact, if any, to their design and operating effectiveness.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part II, Item 1.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.1	03/08/19
4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18
4.2	First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019		10-K	333-159299-15	4.4	03/10/2020

4.3	Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019		10-K	333-159299-15	4.5	03/10/2020
4.4	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	02/17/16
4.5	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	03/08/19
4.6	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16
4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.		8-K	333-159299-15	10.1	06/24/19
10.2	Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Inline Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	X

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

VANTAGE DRILLING INTERNATIONAL

Date: August 12, 2021	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial Officer)