Form 10-Q
period 2021-09-30
VANTAGE DRILLING INTERNATIONAL
filed 2021-11-09
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of Vantage Drilling International Ordinary Shares outstanding as of November 2, 2021 is 13,115,026 shares.

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
•
governmental, tax and environmental regulations and related actions and legal matters, including the actions taken by governments in response to the spread of COVID-19 and its highly contagious variants and sub-lineages, as well as the results and effects of legal proceedings and governmental audits, assessments and investigations;
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
•
termination or renegotiation of vendor contracts;

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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board of Directors	The Company's board of directors
Comparable Quarter	The three months ended September 30, 2020
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Quarter	The three months ended September 30, 2021
DOJ	U.S. Department of Justice
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
OPEC	The Organization of the Petroleum Exporting Countries
OPEC+	The Organization of the Petroleum Exporting Countries plus 10 non-OPEC nations
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PBGs	Performance-based restricted stock units
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC and a majority of the Company's secured creditors
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share and par value information)

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$105,468	$141,945
Restricted cash	5,731	7,996
Trade receivables, net of allowance for doubtful accounts of $5.0 million, respectively	36,168	24,717
Materials and supplies	51,550	49,861
Prepaid expenses and other current assets	18,009	29,151
Total current assets	216,926	253,670
Property and equipment
Property and equipment	794,037	794,944
Accumulated depreciation	(316,916)	(278,562)
Property and equipment, net	477,121	516,382
Operating lease ROU assets	2,674	3,997
Other assets	22,088	12,126
Total assets	$718,809	$786,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$29,776	$25,466
Other current liabilities	38,126	24,734
Total current liabilities	67,902	50,200
Long–term debt, net of discount and financing costs of $3,552 and $4,781, respectively	346,448	345,219
Other long-term liabilities	15,104	15,011
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, respectively	13	13
Additional paid-in capital	633,817	634,181
Accumulated deficit	(346,331)	(259,655)
Controlling interest shareholders' equity	287,499	374,539
Noncontrolling interests	1,856	1,206
Total equity	289,355	375,745
Total liabilities and shareholders' equity	$718,809	$786,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Contract drilling services	$42,982	$18,069	$92,362	$95,539
Reimbursables and other	9,869	2,142	16,256	12,903
Total revenue	52,851	20,211	108,618	108,442
Operating costs and expenses
Operating costs	45,369	27,231	106,782	113,890
General and administrative	4,593	3,829	15,055	15,715
Depreciation	14,137	18,230	42,423	54,647
Loss on impairment	—	128,876	—	128,876
Total operating costs and expenses	64,099	178,166	164,260	313,128
Loss from operations	(11,248)	(157,955)	(55,642)	(204,686)
Other (expense) income
Interest income	8	41	118	853
Interest expense and other financing charges	(8,508)	(8,510)	(25,529)	(25,531)
Other, net	(1,108)	(46)	(1,901)	2,321
Total other expense	(9,608)	(8,515)	(27,312)	(22,357)
Loss before income taxes	(20,856)	(166,470)	(82,954)	(227,043)
Income tax provision	881	2,855	3,763	4,752
Net loss	(21,737)	(169,325)	(86,717)	(231,795)
Net (loss) income attributable to noncontrolling interests	(10)	2	(41)	16
Net loss attributable to shareholders	$(21,727)	$(169,327)	$(86,676)	$(231,811)
Loss per share
Basic and Diluted	$(1.66)	$(12.91)	$(6.61)	$(17.68)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Nine-Month Period Ended September 30, 2020
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity
Balance January 1, 2020	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	698	—	—	698
Share-based compensation - dividend equivalents	—	—	(2,204)	—	—	(2,204)
Net (loss) income	—	—	—	(30,572)	2	(30,570)
Balance March 31, 2020	13,115	$13	$633,264	$(13,508)	$1,246	$621,015
Share-based compensation	—	—	330	—	—	330
Net (loss) income	—	—	—	(31,912)	12	(31,900)
Balance June 30, 2020	13,115	$13	$633,594	$(45,420)	$1,258	$589,445
Share-based compensation	—	—	330	—		330
Net (loss) income	—	—	—	(169,327)	2	(169,325)
Balance September 30, 2020	13,115	$13	$633,924	$(214,747)	$1,260	$420,450

	Nine-Month Period Ended September 30, 2021
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2021	13,115	$13	$634,181	$(259,655)	$1,206	$375,745
Share-based compensation	—	—	306	—	—	306
Share-based compensation - dividend equivalents	—	—	(760)	—	—	(760)
Net loss	—	—	—	(35,984)	(13)	(35,997)
Balance March 31, 2021	13,115	$13	$633,727	$(295,639)	$1,193	$339,294
Share-based compensation	—	—	31	—	—	31
Net loss	—	—	—	(28,965)	(18)	(28,983)
Balance June 30, 2021	13,115	$13	$633,758	$(324,604)	$1,175	$310,342
Share-based compensation	—	—	29	—	—	29
Share-based compensation - dividend equivalents	—	—	30	—	—	30
Contributions from holders of noncontrolling interests (see Note 10)	—	—	—	—	691	691
Net loss	—	—	—	(21,727)	(10)	(21,737)
Balance September 30, 2021	13,115	$13	$633,817	$(346,331)	$1,856	$289,355

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,717)	$(231,795)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	42,423	54,647
Amortization of debt financing costs	1,229	1,229
Share-based compensation expense	366	1,358
Deferred income tax (benefit) expense	357	(36)
Loss (gain) on disposal of assets	(2,710)	52
Gain on settlement of restructuring agreement	—	(2,278)
Loss on impairment	—	128,876
Changes in operating assets and liabilities:
Trade receivables, net	(11,451)	7,394
Materials and Supplies	(2,084)	(1,924)
Prepaid expenses and other current assets	762	483
Other assets	(4,207)	4,250
Accounts payable	4,310	(20,734)
Other current liabilities and other long-term liabilities	13,243	(2,598)
Net cash used in operating activities	(44,479)	(61,076)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(3,232)	(2,634)
Net proceeds from sale of Titanium Explorer	13,557	—
Net cash provided by (used in) investing activities	10,325	(2,634)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from holders of noncontrolling interests	—	—
Debt issuance costs	—	—
Net cash provided by financing activities	—	—
Net decrease in unrestricted and restricted cash and cash equivalents	(34,154)	(63,710)
Unrestricted and restricted cash and cash equivalents—beginning of period	154,487	242,944
Unrestricted and restricted cash and cash equivalents—end of period	$120,333	$179,234
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,197	$16,201
Income taxes (net of refunds)	2,350	6,918
Non-cash investing and financing transactions:
Reallocation of Soehanah jack up rig acquisition value from equipment to materials and supplies	—	1,019

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

Ongoing Impact of the COVID-19 Pandemic, Including on the Oil and Gas Industry

The global spread of COVID-19, including its highly contagious variants and sub-lineages, continues to pose significant risks and challenges worldwide, and has caused and continues to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, being forced to implement multiple and recurrent shelter-in-place and stay-at-home orders. These governmental responses to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

While the Company has previously managed, and continues to actively manage, the business in an attempt to mitigate any ongoing and material impact from the spread of COVID-19, management anticipates that our industry, and the world at large, will need to continue to operate in, and further adapt, to the current environment for the foreseeable future.

The markets have generally exhibited a strong recovery in global oil prices for the first nine months of 2021 (as compared to 2020) and our management remains cautiously optimistic with respect to the potential for the recovery to continue. However, oil and gas prices are expected to continue to be volatile as a result of (i) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious variants, (ii) changes in oil and gas inventories, (iii) industry demand, and (iv) potential future disagreements among OPEC+ countries regarding the supply of oil, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further improve, if at all, or whether they could reverse course and decline. While our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Agreements with Aquadrill

On February 9, 2021, Vantage Holdings International (“VHI”), a subsidiary of VDI, entered into a Framework Agreement and related Management and Marketing Agreements, as amended on March 16, 2021 (collectively, the “Operations, Management and Marketing Agreements”) with Aquadrill LLC, formerly known as Seadrill Partners LLC (“Aquadrill”), pursuant to which certain subsidiaries of VHI (the “VHI Entities”) will provide operating, management and marketing services to Aquadrill and its subsidiaries (the “Aquadrill Entities”) in respect of four deepwater floaters owned by the Aquadrill Entities, which include two drillships, the West Polaris and the West Capella, and two semisubmersibles, the West Leo and the West Sirius. The Operations, Management and Marketing Agreements were subject to the approval of, and were approved by, the U.S. Bankruptcy Court for the Southern District of Texas on March 18, 2021.

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

In the fourth quarter 2021, one of our subsidiaries and a subsidiary of Aquadrill have reached an agreement to provide the West Capella, a 6th generation drillship outfitted with a managed pressure drilling system, for a two well contract plus two priced optional wells for operations in Indonesia. The drilling campaign is expected to commence in the first quarter of 2022, following the completion of the West Capella's current contract after the rig transitions to Vantage management and relocates to Indonesia. Vantage will earn its fees pursuant to its management and marketing agreements with Aquadrill.

Purchase and Sale Agreement to Sell the Titanium Explorer

On December 31, 2020, we entered into a purchase and sale agreement with Best Oasis Limited (the “Buyer”) to sell the Titanium Explorer (the “Purchase and Sale Agreement”), for an aggregate purchase price of $13.8 million and we classified the rig as held for sale on our Consolidated Balance Sheets. The transactions contemplated by the Purchase and Sale Agreement closed on March 10, 2021. Pursuant to the Purchase and Sale Agreement, the Buyer is required to recycle the rig in an environmentally sound manner.

Letter of Award for the Platinum Explorer

On February 3, 2021, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a two-year contract (the “New ONGC Contract”) from Oil and Natural Gas Company (“ONGC”). The Platinum Explorer concluded its prior three-year contract with ONGC in August 2021 and after being briefly out-of-service, is expected to commence the New ONGC Contract during the fourth quarter of 2021.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. Our Consolidated Balance Sheet at December 31, 2020 is derived from our December 31, 2020 audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Current assets	$3,869	$7,072
Non-current assets	87	84
Current liabilities	117	3,979
Non-current liabilities	79	741
Net carrying amount	$3,760	$2,436

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from our Consolidated Balance Sheets and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. In the nine months ended September 30, 2021, we recognized a net gain of approximately $2.7 million related to the sale or retirement of assets. For the three and nine months ended September 30, 2021, the gain/loss related to the sale or retirement of assets was immaterial. In the three and nine months ended September 30, 2020, we recognized a net loss of approximately $0.1 million related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. The projections and assumptions used during the fourth quarter of 2020 have not changed significantly as of September 30, 2021; accordingly, no triggering event has occurred to indicate that the carrying value of our drilling rigs may not be recoverable.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers (or customer groups) indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for doubtful accounts (see “Ongoing Impact of the COVID-19 Pandemic, Including on the Oil and Gas Industry” set forth above in “Note 1. Organization and Recent Events” of these “Notes to Unaudited Consolidated Financial Statements”). The allowance for doubtful accounts on our trade receivables was $5.0 million as of each of September 30, 2021 and December 31, 2020, respectively. This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other similar events for which we would still be entitled to receive payment under the applicable contract. We disagree with the customer's decision and are currently evaluating our remedies, if any, under the applicable contract.

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

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three and nine months ended September 30, 2021, we recognized a net loss of approximately $1.1 million and $1.9 million, respectively, related to currency exchange rates. The foreign exchange gain/loss for the three and nine months ended September 30, 2020 related to currency exchange rates was immaterial.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in our Consolidated Balance Sheets principally due to the short-term nature or floating rate nature of these instruments. As of September 30, 2021, the fair value of the 9.25% First Lien Notes was approximately $319.7 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$32,596	$5,307	$690	$38,593	$10,220	$6,239	$—	$16,459
Amortized revenue	5,079	—	—	5,079	1,022	588	—	1,610
Reimbursable revenue	4,905	577	3,697	9,179	1,817	325	—	2,142
Total revenue	$42,580	$5,884	$4,387	$52,851	$13,059	$7,152	$—	$20,211

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Jackups	Deepwater	Management	Consolidated	Jackups	Deepwater	Management	Consolidated
(unaudited, in thousands)
Dayrate revenue	$58,967	$23,102	$1,285	$83,354	$48,928	$41,017	$798	$90,743
Charter lease revenue	—	—	—	—	476	—	—	476
Amortized revenue	10,293	—	—	10,293	1,889	3,705	—	5,594
Reimbursable revenue	9,627	909	4,435	14,971	5,991	5,221	417	11,629
Total revenue	$78,887	$24,011	$5,720	$108,618	$57,284	$49,943	$1,215	$108,442

Dayrate revenue and amortized revenue for “Jackups”, “Deepwater” and “Management” are included within “Contract drilling services” in our Consolidated Statement of Operations. All other revenue are included within “Reimbursables and other” in our Consolidated Statement of Operations.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Current contract cost assets	$201	$2,905
Noncurrent contract cost assets	3,015	—
Current contract revenue assets	2,463	—
Current contract revenue liabilities	10,590	5,100

Significant changes in contract cost assets and contract revenue liabilities during the nine months ended September 30, 2021 are as follows:

	Contract Cost Assets	Contract Revenue Assets	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2020	$2,905	$—	$5,100
Increase (decrease) due to contractual changes	6,542	2,463	16,010
Decrease due to recognition of revenue	(6,231)	—	(10,520)
Balance as of September 30, 2021 (1)	$3,216	$2,463	$10,590
(1)
We expect to recognize contract revenues of approximately $6.8 million during the remaining three months of 2021 and $3.8 million thereafter related to unsatisfied performance obligations existing as of September 30, 2021.

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

4. Leases

We have operating leases expiring at various dates, principally for office space, onshore storage yards and certain operating equipment. Additionally, we sublease certain office space to third parties. We determine if an arrangement is a lease at inception. Operating leases with an initial term greater than 12 months are included in “Operating lease ROU assets”, “Other current liabilities”, and “Other long-term liabilities” on our Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made prior to or at the commencement date and is reduced by lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally not accounted for separately. Certain of our leases include provisions for variable payments. These variable payments are not included in the calculation of lease liability and ROU assets.

The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2021	2020	2021	2020
Operating lease cost(1)	Operating costs	$408	$850	$2,023	$2,647
Operating lease cost(1)	General and administrative	152	152	455	455
Sublease income	Operating costs	(121)	(121)	(363)	(363)
Sublease income	General and administrative	(62)	(62)	(186)	(186)
Total operating lease cost		$377	$819	$1,929	$2,553

(1) Short-term lease costs were approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2020, respectively. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheets	September 30, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease ROU assets	$2,674	$3,997
Total leased assets		$2,674	$3,997
Liabilities:
Current operating	Other current liabilities	$1,751	$2,038
Noncurrent operating	Other long-term liabilities	1,209	2,371
Total lease liabilities		$2,960	$4,409

As of September 30, 2021, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining three months of 2021	$533
2022	1,714
2023	949
2024	—
2025	—
Total future lease payments	$3,196
Less imputed interest	(236)
Present value of lease obligations	$2,960

As of September 30, 2021, the weighted average discount rate and the weighted average remaining lease term for operating leases was 9.25% and 1.75 years, respectively. ROU assets and lease liabilities recorded for leases commencing during the three months ended September 30, 2021 was immaterial.

The bareboat charter contract on the Soehanah jackup rig was accounted for as an operating lease with charter revenue included in “Reimbursables and other” in the Consolidated Statement of Operations for the nine months ended September 30, 2020. In May 2019, the parties to the bareboat charter terminated the charterer’s right to acquire the rig at the end of the term of the bareboat charter, which was originally intended to end on December 31, 2019. However, under the terms of the bareboat charter, the lease term continued until the rig was redelivered to the Company, which occurred on February 3, 2020.

5. Debt

Our debt was composed of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $3,552 and $4,781, respectively	$346,448	$345,219
Less current maturities of long-term debt	—	—
Long-term debt, net	$346,448	$345,219

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit facility to replace the letter of credit facility formerly existing under the 2016 Term Loan Facility. The facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $8.8 million in letters of credit under this facility as of September 30, 2021.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. As of September 30, 2021, 13,115,026 Ordinary Shares were issued and outstanding.

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

No awards were granted to employees or directors during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, 18,224 of previously-granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards. For the nine months ended September 30, 2021 and 2020, we recognized share-based compensation expense related to the TBGs of approximately $0.4 million and $1.4 million, respectively. As of September 30, 2021, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016

Amended MIP. As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $8.7 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at September 30, 2021 to be paid upon settlement of the TBGs.

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI’s change in tax status has not had a material impact on our consolidated financial statements as of September 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, a sweeping stimulus bill intended to bolster the U.S. economy and provide emergency financial assistance to qualifying businesses and individuals. The CARES Act, among other things, modified the net operating losses carryovers and carrybacks rules, and included modifications to Section 163(j) of the Code to increase the allowable business interest deduction. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among other things, expand and extend the refundable employee retention tax credits previously made available under the CARES Act. As of September 30, 2021, our analysis of the provisions of the CARES Act revealed no material implications on the income tax provision.

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

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $19.6 million, changes in the U.S. dollar amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $78.3 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On February 13, 2019, the Company learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the U.S. DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the approximate amount of $78.3 million.

On April 12, 2019, the Company filed an interlocutory appeal with the Brazilian Appellate Court to stay the seizure and freezing order of the Brazilian Federal Court.

On May 20, 2019, the Company announced that the Brazilian Appellate Court's reporting judge ruled in favor of the Company’s appeal to stay the seizure and freezing order of the Brazilian Federal Court. The foregoing ruling is still subject to confirmation by a three-judge panel, and is subject to appeal, and the Company can offer no assurances that the stay will be confirmed or as to the outcome of any appeal thereof. The Company communicated the Brazilian Appellate Court’s ruling to the DOJ and has asked the Brazilian Federal Court to do the same. On July 18, 2019, the Company announced that the Brazilian Government made a filing with the Brazilian Federal Court reporting that the DOJ has advised the Brazilian Ministry of Justice that it would not be possible for the DOJ to comply with the mutual assistance request in respect of the asset freeze order. The Company also announced that it learned from the Brazilian Ministry of Justice that the DOJ’s response to the request for mutual assistance stated that no legal grounds existed for implementing the requested asset freeze, and that the DOJ was returning the request without taking action and considers the matter concluded.

The Company has defended, and intends to continue to vigorously defend against the allegations made in the Improbity Action and oppose and defend against any attempts to seize the Company's assets. However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Sales tax receivable	$6,297	$6,797
Assets held for sale (1)	—	10,113
Other receivables	539	1,517
Income tax receivable	1,523	826
Prepaid insurance	748	386
Current deferred contract costs	201	2,905
Current contract asset	2,463	—
Other	6,238	6,607
	$18,009	$29,151

(1) Includes the aggregate carrying amount of the Titanium Explorer, along with related assets, as of December 31, 2020. See “Note 1. Organization and Recent Events” of these “Notes to Unaudited Consolidated Financial Statements” for additional details regarding the Purchase and Sale Agreement to sell the Titanium Explorer.

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Drilling equipment	$773,300	$774,813
Assets under construction	1,744	561
Office and technology equipment	18,405	18,405
Leasehold improvements	588	1,165
	794,037	794,944
Accumulated depreciation	(316,916)	(278,562)
Property and equipment, net	$477,121	$516,382

Other Assets

Other assets consisted of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Noncurrent restricted cash	$9,134	$4,546
Deferred certification costs	5,531	4,535
Noncurrent deferred contract costs	3,015	—
Deferred income taxes	1,768	1,923
Other noncurrent assets	2,640	1,122
	$22,088	$12,126

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Interest	$12,233	$4,139
Compensation (1)	6,331	7,128
Income taxes payable	6,168	2,951
Current deferred revenue	10,590	5,100
Current portion of operating lease liabilities	1,751	2,038
Other	1,053	3,378
	$38,126	$24,734

(1) Includes $1.2 million as of September 30, 2021 and $2.1 million as of December 31, 2020 related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Deferred income taxes	$1,171	$970
2016 MIP - Dividend Equivalents (1)	8,735	8,006
Noncurrent operating lease liabilities	1,209	2,371
Other non-current liabilities	3,989	3,664
	$15,104	$15,011

(1) Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Cash and cash equivalents	$105,468	$141,945
Restricted cash	5,731	7,996
Restricted cash included within Other Assets	9,134	4,546
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$120,333	$154,487

Restricted cash represents cash held by banks as certificates of deposit collateralizing letters of credit.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash in the approximate amount of $691,000 in 2019 to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts were to be considered shareholder loans. The excess cash contribution and accrued interest were included in “Other current liabilities” on the Consolidated Balance Sheets. On July 29, 2021, the excess cash contribution to ADVantage was reflected on the commercial register of ADVantage in Egypt. As such, the amount was converted to capital contributions and reclassified from “Other current liabilities” to “Additional paid-in capital” on the Consolidated Balance Sheets.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of September 30, 2021, accounts payable to ADES totaled approximately $0.8 million, included in “Accounts payable,” on the Consolidated Balance Sheets. There were no outstanding accounts receivable from ADES as of September 30, 2021.

One of our shareholders that owns a significant portion of our Ordinary shares also owns an interest in Aquadrill.

We did not have any related party transactions that were not conducted in the ordinary course of business as of September 30, 2021.

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

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating and stacked rigs. Our management business (excluding reimbursable revenue) represented 1% of our total revenue for the three and nine months ended September 30, 2021, respectively, and less than 1% of the total revenue for the three and nine months ended September 30, 2020, respectively.

For the three and nine months ended September 30, 2021 and 2020, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Six customers accounted for approximately 28%, 16%, 14%, 11%, 11% and 11% of consolidated revenue for the three months ended September 30, 2021 and three customers accounted for approximately 29%, 22% and 12% of consolidated revenue for the nine months ended September 30, 2021. Three customers accounted for approximately 34%, 31% and 29% of consolidated revenue for the three months ended September 30, 2020, and five customers accounted for approximately 24%, 16%, 14%, 12% and 12% of the consolidated revenue for the nine months ended September 30, 2020.

Our revenue by country was as follows for the periods indicated (periods representing revenues of less than 10% are included in “Other countries”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(unaudited, in thousands)
Montenegro	$14,887	$—	$31,193	$—
India	5,884	6,933	24,036	25,817
Qatar	7,932	5,805	22,826	14,780
Equatorial Guinea	8,474	—	—	—
Indonesia	5,591	6,294	—	14,476
Congo	—	—	—	13,272
Malaysia	5,692	—	—	—
Lebanon	—	—	—	17,347
Other countries (1)	4,391	1,179	30,563	22,750
Total revenues	$52,851	$20,211	$108,618	$108,442

(1) “Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country, was as follows as of the dates indicated (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	September 30, 2021	December 31, 2020
(unaudited, in thousands)
Mediterranean	$177,595	$225,484
India	100,365	111,485
Indonesia	64,990	69,434
Other countries (1)	134,171	109,979
Total property and equipment	$477,121	$516,382

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of September 30, 2021 and our results of operations for the three and nine months ended September 30, 2021 and 2020. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of November 2, 2021:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Equatorial Guinea	Operating
Aquamarine Driller	2009	375	30,000	Malaysia	Operating
Topaz Driller	2009	375	30,000	Montenegro	Operating
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Mediterranean	Reactivation
(1)
The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer and Tungsten Explorer are currently equipped to drill in 10,000 feet of water.

Recent Developments

Ongoing Impact of the COVID-19 Pandemic, Including on the Oil and Gas Industry

The global spread of COVID-19, including its highly contagious variants and sub-lineages, continues to pose significant risks and challenges worldwide, and has caused and continues to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, being forced to implement multiple and recurrent shelter-in-place and stay-at-home orders. These governmental responses to the COVID-19 pandemic, as well as changes to and extensions of such approaches have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

While the Company has previously managed, and continues to actively manage, the business in an attempt to mitigate any ongoing and material impact from the spread of COVID-19, management anticipates that our industry, and the world at large, will need to continue to operate in, and further adapt, to the current environment for the foreseeable future.

The markets have generally exhibited a strong recovery in global oil prices for the first nine months of 2021 (as compared to 2020) and our management remains cautiously optimistic with respect to the potential for the recovery to continue. However, oil and gas prices are expected to continue to be volatile as a result of (i) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious variants, (ii) changes in oil and gas inventories, (iii) industry demand, and (iv) potential future disagreements among OPEC+ countries regarding the supply of oil, and therefore, we cannot predict how long oil and gas prices will remain stable or further improve, if at all, or whether they could reverse course and decline. While our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

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

In the fourth quarter 2021, one of our subsidiaries and a subsidiary of Aquadrill have reached an agreement to provide the West Capella, a 6th generation drillship outfitted with a managed pressure drilling system, for a two well contract plus two priced optional wells for operations in Indonesia. The drilling campaign is expected to commence in the first quarter of 2022, following the completion of the Capella’s current contract after the rig transitions to Vantage management and relocates to Indonesia. Vantage will earn its fees pursuant to its management and marketing agreements with Aquadrill.

Purchase and Sale Agreement to Sell the Titanium Explorer

On December 31, 2020, we entered into a purchase and sale agreement with Best Oasis Limited (the “Buyer”) to sell the Titanium Explorer (the “Purchase and Sale Agreement”), for an aggregate purchase price of $13.8 million and we classified the rig as held for sale on our Consolidated Balance Sheets. The transactions contemplated by the Purchase and Sale Agreement closed on March 10, 2021. Pursuant to the Purchase and Sale Agreement, the Buyer is required to recycle the rig in an environmentally sound manner.

Letter of Award for the Platinum Explorer

On February 3, 2021, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a two-year contract (the “New ONGC Contract”) from Oil and Natural Gas Company (“ONGC”). The Platinum Explorer concluded its prior three-year contract with ONGC in August 2021 and, after being briefly out-of-service, is expected to commence the New ONGC Contract during the fourth quarter of 2021.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Against the backdrop of already challenging industry conditions since 2015, the initial onset, and continued global spread of the COVID-19 pandemic and the resulting decline in global economic activity, coupled with the short-lived price war between Saudi Arabia and Russia, led to significant reductions and delays in oil and gas exploration and development plans on the part of operators during 2020, largely impeding and unwinding the improvements experienced by the industry in 2019. These reductions and delays led to a substantial drop in oil prices and demand for offshore drilling services globally, including for our services, during, and subsequent to, the second quarter of 2020. As a whole, global oil prices experienced a strong recovery in the first nine months of 2021, with Brent crude oil trading above $84.00 per barrel in October 2021, as compared to the low prices experienced in 2020. This recovery is due to, among other things, the (i) OPEC+ countries’ agreement since last year to reduce production by almost 10 million barrels per day, representing approximately 10% of the world's output compared with demand for approximately 96 million barrels a day, and their recent agreement to boost production, but only in measured steps, (ii) development, efficacy, availability and utilization of vaccines for COVID-19, (iii) the reopening of global economies, (iv) injection of substantial government monetary and fiscal stimulus and (v) the ongoing energy supply crisis driven by a shortage of fuel within recovering economies and anticipated extreme weather across Europe and northeast Asia, along with years of under investment in oil reserve replacement. Notwithstanding the foregoing, the volatility and uncertainty surrounding global oil prices largely remain as the spread of the COVID-19 pandemic and its highly transmissible variants persist and, as a whole, the oil and gas industry continues to be impacted and shaped by external factors which have influenced its overall development and recovery. While OPEC+ countries entered into an agreement in July 2021 to gradually phase out certain oil production cuts by September 2022 and subsequently acknowledged that it would continue to observe such agreement to only boost production modestly despite higher oil prices, the long-term commitment of such countries to maintain oil production at or near such levels remains uncertain. As a result of such volatility and uncertainty, it has been difficult, and will generally continue to be difficult, for operators to develop and set their capital budget programs for the near and long-term.

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

In response to an oversupply of drilling rigs, a number of drilling contractors began removing older, less competitive, rigs from their fleets by either cold stacking the drilling rigs, repurposing rigs for use in other industries or taking them permanently out of service. This trend has accelerated since the second quarter of 2020, with a substantial number of rigs removed from the drilling fleet since the oil price decline in 2014. However, we are seeing several instances where cold-stacked rigs are being reactivated for new contracts as the supply of ready-to-go rigs shrinks. This could result in more rigs competing in the market, and in turn cause dayrates to remain under pressure, which may impact the environment in which we compete.

In addition many offshore drillers with significant levels of debt on their balance sheets have recently completed, are currently pursuing, or may elect to pursue in the near-term, debt restructurings. As drillers emerge from these debt restructurings, it is likely that consolidation will occur, reducing the number of industry participants, lowering cost structures. The combination of recycling, restructuring and consolidation will be necessary for the industry to regain firmer footing. As such, we are monitoring the recent trend by some drilling contractors to reactivate cold stacked rigs and the impact on the market. Any industry recovery will also depend significantly on continued and demonstrable improvement in global macroeconomic conditions including the ability to mitigate COVID-19's highly contagious variants and mutations.

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

With the initial distribution of vaccines in certain jurisdictions in an attempt to inoculate populations against COVID-19 along with significant governmental assistance directed at combatting the challenging economic environment caused by the COVID-19 pandemic, economic activity in certain portions of the world has generally improved during the first nine months of 2021. This improvement has contributed to, among other things, an increase in the demand for oil and gas. Since dropping to multi-year lows in the second quarter of 2020, Brent crude oil prices as a whole reached healthier levels in 2021 as compared to 2020. As a result, the jackup segment has already experienced visible recovery in 2021 and the deepwater segment has started to exhibit signs of near- to -medium term recovery. This recovery timing bifurcation may be partly due to the fact that a significant amount of time transpires between the date a final investment decision is taken with regard to a deepwater project and the date on which the program actually commences and any uncertainty regarding the direction of oil prices and rate of recovery could weigh significantly on these decisions. However, to the extent that global economic activity continues to improve or is, at a minimum, sustained at its current levels, operators could begin to sanction new activity, which could lead to more rigs going back into service and potentially higher day rates.

Notwithstanding the foregoing, any recovery experienced could be short lived especially given the quickly changing and ever-evolving dynamics of the COVID-19 pandemic and its highly transmittable variants and sub-lineages. Though with the COVID-19 pandemic unlikely to subside in the near term, the possibility exists that the world learns to operate in and further adapt to the current environment for the foreseeable future. Volatility in global oil and gas prices and how our industry manages the logistical challenges stemming from the COVID-19 pandemic will continue to play a significant role in determining the outlook for the industry.

Backlog

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of September 30, 2021 based on information available as of that date:

	Percentage of Days Contracted			Revenues Contracted (1) (in thousands)
	2021	2022	Beyond	2021	2022	Beyond
Jackups	89%	61%	94%	$29,912	$90,532	$115,134
Drillships	58%	62%	40%	$17,916	$69,738	$42,310
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

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Jackups
Rigs available (at end of period)	5	5	5	5
Available days (1)	460	460	1,365	1,335
Utilization (2)	98.7%	40.0%	56.9%	62.2%
Average daily revenues (3)	$82,975	$61,159	$89,250	$61,186
Deepwater
Rigs available	2	3	2	3
Available days (1)	184	276	546	822
Utilization (2)	28.5%	28.2%	42.4%	45.1%
Average daily revenues (3)	$101,128	$87,650	$99,907	$120,521
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

For the Three Months Ended September 30, 2021 and 2020

Net loss attributable to shareholders for the Current Quarter was $21.7 million, or $1.66 per basic share, on operating revenues of $52.9 million, compared to net loss attributable to shareholders for the Comparable Quarter of $169.3 million, or $12.91 per basic share, on operating revenues of $20.2 million.

The following table is an analysis of our operating results for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$42,982	$18,069	$24,913	138%
Reimbursables and other	9,869	2,142	7,727	361%
Total revenues	52,851	20,211	32,640	161%
Operating costs and expenses
Operating costs	45,369	27,231	18,138	67%
General and administrative	4,593	3,829	764	20%
Depreciation	14,137	18,230	(4,093)	-22%
Loss on impairment	—	128,876	(128,876)	-100%
Total operating costs and expenses	64,099	178,166	(114,067)	-64%
Loss from operations	(11,248)	(157,955)	146,707	-93%
Other (expense) income
Interest income	8	41	(33)	-80%
Interest expense and financing charges	(8,508)	(8,510)	2	0%
Other, net	(1,108)	(46)	(1,062)	2309%
Total other expense	(9,608)	(8,515)	(1,093)	13%
Loss before income taxes	(20,856)	(166,470)	145,614	-87%
Income tax provision	881	2,855	(1,974)	-69%
Net loss	(21,737)	(169,325)	147,588	-87%
Net income (loss) attributable to noncontrolling interests	(10)	2	(12)	-600%
Net loss attributable to shareholders	$(21,727)	$(169,327)	$147,600	-87%

Revenue: Total revenue increased $32.6 million due primarily to an increase in operating activities in the Current Quarter.

Contract drilling revenue increased $24.9 million for the Current Quarter as compared to the Comparable Quarter. The increase in our contract drilling revenue for the Current Quarter as compared to the Comparable Quarter was primarily the result of the number of rigs that were operational, with six in the Current Quarter as compared to three in the Comparable Quarter due to the fact that: (i) three of our drilling contracts were terminated in the second quarter of 2020 as a result of the volatility in oil prices and the challenges presented by the COVID-19 pandemic; (ii) another drilling contract expired in the second quarter of 2020 in accordance with its terms; and (iii) another drilling contract was amended to reduce the applicable dayrate in the Comparable Quarter.

Reimbursables and other revenue for the Current Quarter increased 361% as compared to the Comparable Quarter primarily as a result of the number of our rigs which were operational as discussed immediately above and other revenue related to the management of the Aquadrill rigs we began managing during the first quarter of 2021.

Operating costs: Operating costs for the Current Quarter increased $18.1 million as compared to the Comparable Quarter. The increase in Operating costs was primarily the result of the changes in our drilling contracts discussed immediately above.

General and administrative expenses: Increases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to higher professional fees, contract labor costs and insurance. General and administrative expenses for the Comparable Quarter included approximately $0.2 million for non-cash share-based compensation expense. Non-cash share-based compensation expense for the Current Quarter was immaterial.

Depreciation expense: Depreciation expense for the Current Quarter decreased 22% as compared to the Comparable Quarter, due primarily to a $3.8 million decrease in depreciation expense on the Titanium Explorer, which was classified as held for sale on December 31, 2020 and subsequently sold on March 10, 2021.

Loss on impairment: During the Comparable Quarter, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million during the Comparable Period.

Interest income: Decreases in interest income for the Current Quarter as compared to the Comparable Quarter were due primarily to lower interest rates earned on lower cash investments during the Current Quarter.

Interest expense and financing charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $0.4 million for the Current Quarter and for the Comparable Quarter, respectively.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $1.1 million was included in “other, net,” for the Current Quarter. The foreign currency exchange gain/loss for the Comparable Quarter was immaterial.

Income tax provision: Our annualized effective tax rate for the Current Quarter is negative 8.01% based on estimated annualized loss before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Quarter was negative 2.46%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

For the Nine Months Ended September 30, 2021 and 2020

Net loss attributable to shareholders for the Current Period was $86.7 million, or $6.61 per basic share, on operating revenues of $108.6 million, compared to net loss attributable to shareholders for the Comparable Period of $231.8 million, or $17.68 per basic share, on operating revenues of $108.4 million.

The following table is an analysis of our operating results for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
(unaudited, in thousands)
Revenues
Contract drilling services	$92,362	$95,539	$(3,177)	-3%
Reimbursables and other	16,256	12,903	3,353	26%
Total revenues	108,618	108,442	176	0%
Operating costs and expenses
Operating costs	106,782	113,890	(7,108)	-6%
General and administrative	15,055	15,715	(660)	-4%
Depreciation	42,423	54,647	(12,224)	-22%
Loss on impairment	—	128,876	(128,876)	-100%
Total operating costs and expenses	164,260	313,128	(148,868)	-48%
Loss from operations	(55,642)	(204,686)	149,044	-73%
Other (expense) income
Interest income	118	853	(735)	-86%
Interest expense and financing charges	(25,529)	(25,531)	2	0%
Other, net	(1,901)	2,321	(4,222)	-182%
Total other expense	(27,312)	(22,357)	(4,955)	22%
Loss before income taxes	(82,954)	(227,043)	144,089	-63%
Income tax provision	3,763	4,752	(989)	-21%
Net loss	(86,717)	(231,795)	145,078	-63%
Net income (loss) attributable to noncontrolling interests	(41)	16	(57)	-356%
Net loss attributable to shareholders	$(86,676)	$(231,811)	$145,135	-63%

Revenue: Total revenue increased $0.2 million due primarily to management of the Aquadrill rigs in the Current Period.

Contract drilling revenue decreased 3% for the Current Period as compared to the Comparable Period. The decrease in our contract drilling revenue for the Current Period as compared to the Comparable Period was primarily a result of the number of rigs that were operational (with six rigs operational in the Current Period as compared to seven rigs in the Comparable Period) due to the fact that: (i) three of our drilling contracts were terminated in the second quarter of 2020 as a result of the volatility in oil prices and the challenges presented by the COVID-19 pandemic; (ii) another drilling contract expired in the second quarter of 2020 in accordance with its terms and (iii) lower utilization on the Soehanah jackup rig in the Current Period as compared to the Comparable Period. These decreases were offset by higher utilization of the Topaz Driller and contract amendments on the Emerald Driller which resulted in higher dayrates during the Current Period as compared to the Comparable Period.

Reimbursables and other revenue for the Current Period increased $3.4 million as compared to the Comparable Period primarily as a result of reimbursables and other revenue derived from the management of the Aquadrill rigs (which we began managing during the first quarter of 2021), and higher reimbursable revenue on the Emerald Driller and Topaz Driller in the Current Period as compared to the Comparable Period. These increases were offset by decreased reimbursable revenue on the Tungsten Explorer as a result of lower utilization in the Current Period as compared to the Comparable Period.

Operating costs: Operating costs for the Current Period decreased 6% as compared to the Comparable Period. The decrease in operating costs was primarily the result of (i) lower costs incurred on warm stacked rigs and the sale of the Titanium Explorer on March 10, 2021 and (ii) the recognition of a net gain of $2.8 million related to the sale of the asset.

General and administrative expenses: Decreases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to cost cutting initiatives implemented during 2020 to reflect the lower levels of operating activity in the Comparable Period. General and administrative expenses for the Current Period and for the Comparable Period include approximately $0.3 million and $0.9 million, respectively, for non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Period decreased 22% as compared to the Comparable Period, due primarily to a $11.3 million decrease in depreciation expense on the Titanium Explorer, which was classified as held for sale as of December 31, 2020 and subsequently sold on March 10, 2021.

Loss on impairment: During the Comparable Period, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million during the Comparable Period.

Interest income: Interest income for the Current Period decreased $0.7 million as compared to the Comparable Period, due primarily to lower interest rates earned on lower cash investments during the Current Period.

Interest expense and financing charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $1.2 million for each of the Current Period and the Comparable Period.

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

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $1.9 million was included in “Other, net”, for the Current Period. Net foreign currency exchange for the Comparable Period was immaterial.

Income tax provision: Our annualized effective tax rate for the Current Period is negative 8.01% based on estimated annualized loss before income taxes excluding income tax discrete items. Our estimated annualized effective tax rate for the Comparable Period was negative 2.46% based on estimated annualized loss before income taxes excluding income tax discrete items.

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

Liquidity and Capital Resources

The prolonged low price environment caused by the spread of COVID-19, the resulting decline in global economic activity and the oil price and market share volatility began to reduce our liquidity and capital resources in the second quarter of 2020, a trend which extended into 2021 and could extend into 2022 and beyond, depending on, among other factors, how long COVID-19 remains a significant public health crisis and global economic activity remains challenged. Such events have had significant adverse consequences for general financial, business and economic conditions, as well as for the financial, business and economic position of our business and the business of our customers and suppliers, and may adversely impact our ability to derive cash flows from our operations and access capital funding from third parties in the future.

We experienced, and could experience further, delays in the collection of certain accounts receivables due to logistical obstacles resulting from the COVID-19 pandemic, such as office closures, as well as other impacts to our long-term liquidity. (see “Ongoing Impact of the COVID-19 Pandemic, Including on the Oil and Gas Industry” of this Part I, Item 2 for further information pertaining to the ongoing impact of the COVID-19 pandemic, including the spread of its highly transmittable variants and sub-lineages, on our operations and financial condition). Governmental measures, such as widespread lock downs, nightly curfews , territorial entry restrictions and mandates, could impact our ability to operate in locations where such restrictions and requirements are in place, including those locations where we maintain significant operations and derive material revenue. During these uncertain times, we have sought, and continue to seek, measures to reduce our operating costs and preserve cash. We could implement further cost reduction measures (in addition to those previously put in place in 2020 and maintained through the Current Period) and alter our general financial strategy in the near- and long-term.

As of September 30, 2021, we have adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. As a result of these factors, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our consolidated financial statements are issued and therefore, have been prepared under the going concern assumption.

As of September 30, 2021, we had working capital of approximately $149.0 million, including approximately $105.5 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through September 30, 2022 of approximately $32.4 million. We anticipate capital expenditures through September 30, 2022 to be between approximately $18.2 million and $22.3 million, for sustaining capital and capital spares as a result of upgrades required for upcoming contracts. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as additional customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our expected levels of activity, incremental expenditures through September 30, 2022 for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $37.1 million and $45.3 million primarily as a result of anticipated maintenance that will need to be completed prior to commencement of upcoming contracts. As of September 30, 2021, we had $41.2 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Nine Months Ended September 30,
(unaudited, in thousands)	2021	2020
Cash flows (used in) provided by:
Operating activities	$(44,479)	$(61,076)
Investing activities	10,325	(2,634)
Financing activities	—	—

Changes in cash flows from operating activities are driven by changes in net loss during the relevant periods (see the discussion of changes in net loss above in “Results of Operations” of this Part I, Item 2) and includes $15.0 million in the Comparable Period paid in accordance with a settlement agreement entered into with Vantage Drilling Company, the Company's former parent company.

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

Interest Rate Risk: As of September 30, 2021, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2021, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.1	03/08/19

4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18
4.2	First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019		10-K	333-159299-15	4.4	03/10/2020
4.3	Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019		10-K	333-159299-15	4.5	03/10/2020
4.4	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	02/17/16
4.5	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	03/08/19
4.6	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16
4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.		8-K	333-159299-15	10.1	06/24/19
10.2	Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016		10-Q	333-159299-15	10.2	08/12/21
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Inline Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	X

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

VANTAGE DRILLING INTERNATIONAL

Date: November 9, 2021	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial Officer)