Form 10-K
period 2021-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2022-03-30
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-159299

Vantage Drilling International

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1372204
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Vantage Energy Services, Inc. 777 Post Oak Boulevard, Suite 440, Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-4700

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the Ordinary Shares held by non-affiliates on June 30, 2021, was approximately $13,936,000. The number of the registrant’s Ordinary Shares outstanding as of March 7, 2022 is 13,115,026 shares.

SAFE HARBOR STATEMENT		2
PART I
Item 1.	Business	6
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Mine Safety Disclosures	35
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	36
Item 6.	Reserved	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data, including the Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Houston, Texas; PCAOB ID#243)	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	69
Item 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections	69
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	70
Item 11.	Executive Compensation	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item 13.	Certain Relationships and Related Transactions, and Director Independence	70
Item 14.	Principal Accounting Fees and Services	70
PART IV
Item 15.	Exhibits, Financial Statement Schedules	71
Item 16.	Form 10-K Summary	72
SIGNATURES		73

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
•
competition within our industry;
•
growing focus on climate change, including regulatory, social and market efforts to address climate change, and its overall impact on the level of investments being directed to fossil fuels exploration and production companies and the associated products or services;
•
our current level of indebtedness and our ability to incur additional indebtedness;
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
•
volatility in the price of commodities due to actions taken by members of OPEC, OPEC+ and other, oil-exploring countries, with respect to oil production levels and announcements of potential changes in such levels, including the ability of members of OPEC+ to agree on and comply with announced supply limitations;
•
the potential for increased production from U.S. shale producers and non-OPEC countries driven by current oil prices, including the effect of such production rates on the overall global oil and gas supply, demand balance and commodity prices;
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
•
political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with Russia's invasion of Ukraine in February 2022;
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
•
credit risks of our key customers and other third parties we engage commercially;
•
compliance with restrictions and covenants in our debt agreements;
•
our recent lack of overall profitability and whether we will generate material revenues or profits in the near-term;
•
our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. law; and
•
our ability to identify and complete strategic and/or transformational transactions, including acquisitions, dispositions, joint ventures and mergers, as well as the impact that such transactions may have on our operations and financial condition.

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

GLOSSARY OF TERMS

The following terms used in this Annual Report have the following meanings, unless specified elsewhere in this Annual Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADES	ADES International Holding Ltd, an offshore and onshore provider of oil and gas drilling and production services in the Middle East, India and Africa
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board of Directors	The Company's board of directors
Comparable Year	The year ended December 31, 2020
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Year	The year ended December 31, 2021
DOJ	U.S. Department of Justice
Drilling Contract	The Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between PVIS and VDEEP (and subsequently novated to PAI and VDDI)
EDC	Emerald Driller Company
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act, as amended
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
Investment Company Act	Investment Company Act of 1940, as amended
IRS	U.S. Internal Revenue Service
LSTC	Liabilities Subject to Compromise
MPD	Managed pressure drilling
New Shares	Shares issued by the reorganized Company
Non-U.S. Holder	A beneficial owner of the Ordinary Shares (other than a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) that is not a U.S. Holder
Offer	An offer by the Company to repurchase up to $75.0 million of the 9.25% First Lien Notes
Offer Expiration Date	11:59 pm (New York City time) on August 2, 2019
OPEC	The Organization of the Petroleum Exporting Countries
OPEC+	The Organization of the Petroleum Exporting Countries plus 10 non-OPEC nations
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PAI	Petrobras America, Inc.
PBGs	Performance-based restricted stock units
Petrobras	Petroleo Brasileiro S.A.
Petrobras Agreement	The agreement among VDEEP and VDDI, on the one hand, and the Petrobras Parties, on the other, relating to the Petrobras Award issued in favor of VDEEP and VDDI
Petrobras Award	The award issued by an international arbitration tribunal to VDEEP and VDDI with respect to the Petrobras Parties' breach of the Drilling Contract
Petrobras Parties	Collectively, Petrobras, PAI and PVIS
PIK	Payment-in-kind
PVIS	Petrobras Venezuela Investments & Services, BV
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC, VDI and a majority of the Company's secured creditors

ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

USD or $	U.S. Dollar
VDC	Vantage Drilling Company, the Company's former parent company
VDC Note	A $61.5 million promissory note issued by the Company in favor of VDC
VDDI	Vantage Deepwater Drilling, Inc.
VDI	Vantage Drilling International
VDEEP	Vantage Deepwater Company
VHI	Vantage Holdings International, a subsidiary of VDI
VIE	Variable interest entity

PART I

Item 1. Business.

Our Company

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the "Company"), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide operational and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction, and preservation management services for rigs that are stacked.

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

The following table sets forth certain information concerning our offshore drilling fleet as of March 25, 2022.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups (2)
Topaz Driller	2009	375	30,000	Tunisia	Operating
Soehanah	2007	375	30,000	Thailand	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Egypt	Operating
(1)
The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.
(2)
On December 20, 2021, we entered into the ADES Purchase Agreement (as defined below under "Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance") to sell EDC which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. These rigs are currently classified as held for sale on our Consolidated Balance Sheets as of December 31, 2021.

Recent Developments

Ongoing Impact of the COVID-19 Pandemic and Geopolitical Instability Caused by the Conflict in Ukraine

The global spread of COVID-19, including its highly contagious variants and sub-lineages, continues to pose significant risks and challenges worldwide, and has caused and continues to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, implementing quarantine, testing and vaccination requirements. These governmental reactions to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

While the Company has previously managed, and continues to actively manage, the business in an attempt to mitigate any ongoing and material impact from the spread of COVID-19, management anticipates that our industry, and the world at large, will need to continue to operate in, and further adapt, to the current environment for the foreseeable future.

The markets generally exhibited a strong recovery in global oil prices during 2021 and our management remains cautiously optimistic with respect to the potential for this trend to continue throughout 2022. However, oil and gas prices are expected to continue to be volatile as a result of, among other factors, (i) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and new variants and the pace of vaccine rollouts, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the invasion of Ukraine by Russia in February 2022, the associated response undertaken by western nations, such as the implementation of broad sanctions, and the potential for retaliatory actions on the part of Russia, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, and (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and decline. In particular, the invasion of Ukraine by Russia has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets with which we operate. It is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional sanctions, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, financial markets, supply chains and currency exchange rates. (see “Risk Factors— The ongoing conflict in Ukraine, including the actual (or perceived threat of an) expansion or exacerbation of such conflict, and the actions undertaken by western nations in response to Russia’s actions, has created, and could continue to create, significant hydrocarbon price volatility and materially impact the global oil and gas markets for the foreseeable future.” in Part I, Item 1A of this Annual Report). Accordingly, while our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement as amended (the “ADES Purchase Agreement”), with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia (the "ADES Sale") all of the issued and outstanding equity of VHI’s wholly-owned subsidiary, EDC, for an aggregate purchase price of $170.0 million in cash (the "Cash Consideration"), subject to certain adjustments contemplated by the ADES Purchase Agreement. In addition to the Cash Consideration, the Company will receive from ADES Arabia certain amounts reimbursing it for the Sapphire Driller and Aquamarine Driller Qatari contracts preparation and mobilization costs incurred prior to closing of the ADES Sale. EDC is the owner of the Emerald Driller jackup rig, which is currently operating in Qatar, and the Sapphire Driller jackup rig and the Aquamarine Driller jackup rig, which are expected to commence operations in Qatar in the first and second quarter of 2022, respectively. In addition, certain subsidiaries of the Company and ADES agreed, in connection with the ADES Purchase Agreement, to enter into a three-year support services agreement (the "ADES Support Services Agreement"), pursuant to which a subsidiary of the Company will provide support services to ADES Arabia in respect of the Emerald Driller jackup rig, Sapphire Driller jackup rig and Aquamarine Driller jackup rig. The ADES Purchase Agreement became effective on December 20, 2021. The transactions contemplated by the ADES Purchase Agreement are expected to close during the second quarter of 2022 and are subject to customary closing conditions (see “Risk Factors—The failure to complete the ADES Sale could adversely affect our business and financial condition” in Part I, Item 1A of this Annual Report). The Company continues to evaluate potential uses of the proceeds being derived from the ADES Sale. Under the First Lien Indenture, the Company may only use the proceeds from the ADES Sale to repay, prepay or purchase our senior secured indebtedness (including the 9.25% First Lien Notes), acquire all or substantially all of the assets or capital stock of any other entity engaged in a similar or complementary business to the Company’s lines of business, or make capital expenditures or acquire non-current assets (including vessels and related assets) that are useful in such lines of business (including any deposit or installment payments with respect thereto as well as any expenditures related to the acquisition, construction or “ready for sea” costs of such vessels). To the extent such proceeds are not so applied (or committed to be applied) within one year after receipt, the Company will be required to offer to purchase the 9.25% First Lien Notes with such proceeds.

In addition to the ADES Purchase Agreement, the Company and ADES also entered into an agreement on December 6, 2021 to pursue a global strategic alliance (the “ADES Global Strategic Alliance”) leveraging the ADES Support Services Agreement and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to such agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

For further information regarding the ADES Sale and the ADES Global Strategic Alliance, please see the Company’s Current Report on Form 8-K, which was filed with the SEC on December 21, 2021.

Framework, Management and Marketing Agreements with Aquadrill

On February 9, 2021, VHI entered into a Framework Agreement and related Management and Marketing Agreements, as amended on March 16, 2021 (collectively, the “Framework, Management and Marketing Agreements”) with Aquadrill LLC, formerly known as Seadrill Partners LLC (“Aquadrill”), pursuant to which certain subsidiaries of VHI (the “VHI Entities”) agreed to provide operating, management and marketing services to Aquadrill and its subsidiaries (the “Aquadrill Entities”) with respect to four deepwater floaters owned by the Aquadrill Entities, which includes two drillships, the Polaris and the Capella, and two semisubmersibles, the Leo and the Sirius. The Framework, Management and Marketing Agreements were subject to the approval of, and were approved by, the U.S. Bankruptcy Court for the Southern District of Texas on March 18, 2021. The Sirius and the Leo have since been sold by Aquadrill and our management of the rigs has therefore concluded. Under the Framework, Management and Marketing Agreements, the Company may earn certain types of fees associated with the management and marketing of the Aquadrill rigs. First, the Company may receive a fixed management fee of $2,000, $4,000, $6,000 or $10,000 per day to manage a cold stacked rig, warm stacked rig, reactivating rig or operating rig, respectively, with some discount on the management fee associated with cold stacked rigs if there are more than one such rigs managed by the Company for Aquadrill. Relatedly, there are certain bonus/malus amounts that are applied to the fixed management fee that are contingent on whether the actual expenditures for a particular rig that is stacked, mobilizing, being reactivated or preparing for a contract exceed or come in under budget. Second, the Company may earn a marketing fee of 1.5% of the effective day rate of a drilling contract secured for the benefit of Aquadrill. Third, the Company may earn a variable fee equal to 13% of the gross margin associated with managing an operating rig for Aquadrill. Finally, all costs incurred by the Company are reimbursed by Aquadrill other than incremental Vantage overhead costs.

In connection with the entry into the Framework, Management and Marketing Agreements, VHI organized a new legal entity, Vantage Financial Management Co., an entity organized in the Cayman Islands (“VFMC”), to provide certain treasury management services to the Aquadrill Entities in respect of the management of the vessels subject to, and covered by, the Framework, Management and Marketing Agreements. VFMC was organized as an unrestricted, indirectly owned subsidiary of the Company and is therefore not subject to the restrictions under the First Lien Indenture.

In October 2021, in connection with the Framework, Management and Marketing Agreements, the Company and Aquadrill agreed to provide the Capella for a two well contract plus two priced optional wells for operations in Indonesia. The drilling campaign is expected to commence in the second quarter of 2022, following the completion of the Capella's current contract, after which the rig will transition to Vantage's management and will undergo scheduled maintenance and subsequently mobilize to Indonesia. The total contract value for the firm portion of the contract is expected to be approximately $42 million and the Company will earn fees pursuant to the Framework, Management and Marketing Agreements with Aquadrill. Furthermore, in January 2022, one of the Company's subsidiaries entered into an agreement with Aquadrill to manage the Aquarius submersible rig, subject to the same terms and conditions outlined in the Framework Management and Marketing Agreements.

Purchase and Sale Agreement to Sell the Titanium Explorer

On December 31, 2020, we entered into a purchase and sale agreement with Best Oasis Limited (the “Buyer”) to sell the Titanium Explorer (the “Titanium Purchase and Sale Agreement”), for an aggregate purchase price of $13.8 million and we classified the rig as held for sale on our Consolidated Balance Sheets. The transaction contemplated by the Titanium Purchase and Sale Agreement closed on March 10, 2021. Pursuant to the Titanium Purchase and Sale Agreement, the Buyer was required to recycle the rig in an environmentally sound manner.

New ONGC Contract for the Platinum Explorer

On February 3, 2021, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a two-year contract (the “New ONGC Contract”) from Oil and Natural Gas Company (“ONGC”). The Platinum Explorer concluded its prior three-year contract with ONGC in August 2021 and after being briefly out-of-service for routine maintenance, commenced the New ONGC Contract on November 23, 2021.

Strengths

We believe our primary competitive strengths include the following:

We own and operate a diversified, premium fleet. We have a diversified fleet of four high-specification drilling units that is capable of providing premium drilling services for both shallow water and deepwater applications. We recognize that shallow water and deepwater business cycles may differ, particularly during an industry recovery, and believe our fleet diversity reduces our reliance on any particular market segment. Our fleet currently includes two jackup rigs and two drillships.

•
Jackup rigs. We believe that our ultra-premium jackup rigs compare favorably to the majority of the current global jackup rig fleet, which is primarily comprised of rigs that are older, smaller and less capable due to their reliance on, and utilization of, less modern equipment. Each of our jackup rigs is aged 12 years old or less and has a water depth capability of 375 feet and drilling depth capability of 30,000 feet. Our jackup rigs are equipped with offline stand-building systems, which provide significant drilling efficiency and have at least a 1.4 million pound hook load, allowing more demanding wells to be drilled. Each of our jackup rigs have (i) a cantilever reach envelop of 75 x 30 feet, which enables each rig to reach more well slots on a platform without requiring a rig move, (ii) a large deck space, (iii) up to 3,749 tons of variable deck-load, allowing more equipment and supplies to be stored on the rig, and (iv) a 120-person accommodation, all of which we believe bring efficiencies, better logistics and significant cost savings to our customers. As a result, we believe our jackups are generally preferred by clients for their superior and more efficient drilling performance, better and more cost-effective logistics, and consistent activity levels. As demonstrated since 2015, clients have shown a preference for modern jackups, such as ours, with global modern jackup utilization rebounding more rapidly than older rigs.
•
Drillships. Both of our ultra-deepwater drillships are designed to drill in up to 12,000 feet of water, and one of our drillships has been further upgraded with a hook load of 2.5 million pounds, which further enhances its ability to drill deep, complex and demanding wells. Our drillships are currently equipped with risers to drill in water depths of up to 10,000 feet, which we believe is the optimal specification for the majority of current ultra-deepwater development projects. However, additional risers could be added to drill in water depths of up to 12,000 feet as needed by our clients. Finally, an MPD system has been installed on the Tungsten Explorer drillship, and we have the ability to equip this MPD on our other drillship. Based on our experience, a significant number of the recent and active requirements for floaters are requesting an MPD system (or a subset of an MPD system called Riser Gas Handling). We believe these active, high-specification and upgraded drillships will position us to secure contracts and command premium dayrates in the long-term.

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

We are a leading drilling contractor with strong client relationships. We believe that our safety and operational performance, experienced and skilled employees, and modern and highly advanced fleet have produced a track record of high-quality client service and operational safety, efficiency and effectiveness. We have received special recognition from several of our clients for superior drilling services based on key operational metrics, including with respect to safe operations, drilling efficiency, low non-productive time and best contractor performance.

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

Enhanced focus on safety and operational excellence. With cyclical demand for offshore drilling services, excelling in safety and operational ability is a key factor for success. We intend to continue our focus on minimizing safety incidents, while also continually increasing our operational uptime and efficiency. This dual focus is intended to enable us to develop and maintain long-term customer relationships and maximize the utilization of our fleet while also ensuring the safety of our and our customers’ employees and contractors. We intend to maintain our exemplary safety and operational performance through attentive and engaged leadership, safety and operational management systems, ongoing competency and training programs, appropriate incentive structures at all levels and effective management oversight.

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

Maintain high fleet utilization and consistent activity levels to capitalize on customer preferences for active rigs. We enjoy an industry-leading fleet utilization, which serves as a competitive advantage in securing contracts given operators’ strong preference for rigs with consistent activity levels. Consistent activity helps reduce the uncertainty of any associated costs and preparation time for rigs to undertake new contracts. All of our jackup rigs are currently contracted. All of our drillships are currently contracted.

Preserve balance sheet and maintain significant liquidity through business cycles. With approximately $90.6 million cash on our balance sheet as of December 31, 2021 (including $17.3 million of restricted cash) and no near-term debt maturities, we continue to focus on preservation of liquidity given the volatility of the offshore drilling business.

Continue to leverage our efficient operational management platform in order to effectively manage our rigs and the rigs of third parties. Since our emergence from bankruptcy in February of 2016, we have undergone a right-sizing of our shore-based and operational management team, and have centralized our operational support base in Dubai, which is central to our areas of operation. In addition, through the use of local and regional offshore personnel, we maintain among the lowest levels of rig operating costs in our industry. These low operating costs, coupled with our active supply chain management, have enabled us to maintain our industry-leading utilization. Furthermore, our efficient platform has positioned us to develop our managed services business, in which we market and operate rigs owned by third parties, most recently three floaters owned by Aquadrill, pursuant to the Framework, Management and Marketing Agreements. We plan to further develop this high-margin and asset-light model as we close the ADES Sale and continue to support the Emerald Driller, Sapphire Driller and Aquamarine Driller for the three-year period immediately following the closing of such transaction.

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

In response to the oversupply of drilling rigs, a number of drilling contractors have removed, and continue to remove, older, less competitive rigs from their fleets by either cold stacking the drilling rigs, repurposing rigs for use in other industries or taking them permanently out of service. In addition to the expected increase in scrapping (“recycling”), many offshore drillers, including our competitors, with significant levels of debt on their balance sheets have recently completed, are currently pursuing, or may elect to pursue in the near-term, debt restructurings (see “Risk Factors—We may not be able to compete effectively against the actions taken by our competitors, which could materially and adversely impact our business operations and financial results” in Part I, Item 1A. of this

Annual Report). These debt restructurings may result in lower cost structures, and additional pressure and incentive to recycle rigs. As drillers emerged from these debt restructurings, consolidation in the industry commenced and it is likely that consolidation will continue, reducing the number of industry participants and lowering cost structures. The combination of recycling, restructuring and consolidation will be necessary for the industry to regain firmer footing. Any industry recovery will also depend significantly on continued and demonstrable improvement in global macroeconomic conditions, including the ability to mitigate COVID-19's highly contagious variants and mutations (see “Risk Factors—Epidemics, pandemics, global health crises, or other public health events and concerns, including, but not limited to, the continued global spread of COVID-19 could have a material adverse effect on our business, financial position, operating results and cash flows” in Part I, Item 1A of this Annual Report). For further information pertaining to our business and trends in our industry, see “Business Outlook” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates since 2015 as most drilling contractors had preferred to maintain rigs in an active state to mitigate the risks and costs of stacking and reactivating rigs and to benefit from the fact that customers had generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 pandemic, this downward pressure on pricing was starting to reverse itself as evidenced by increased demand for our services in 2019 and early 2020, and dayrates were showing signs of general improvement. However, beginning in the second quarter of 2020, with the initial onset, continued spread, and resulting impact of the COVID-19 pandemic, dayrates, rig activity and contract opportunities each came under significant pressure again. However, dayrates began showing signs of improvement during 2021, resembling pricing trends exhibited prior to the onset of COVID-19.

Customers

Our customers are primarily large multinational oil and gas companies, government owned oil and gas companies and independent oil and gas producers. Contract termination revenue from the Petrobras Parties accounted for approximately 78% of consolidated revenue for the year ended December 31, 2019. For the years ended December 31, 2021, 2020 and 2019, the following customers accounted for more than 10% of our consolidated revenue, in the respective periods:

	Year Ended December 31,
	2021	2020	2019 (1)
Eni S.p.A (3)	27%	10%	23%
Oil & Natural Gas Corporation	19%	25%	23%
North Oil Company	13%	---	---
Total E&P Qatar	---	17%	13%
Total E&P Liban SAL	---	14%	---
Medco EP	---	12%	---
Olio Energy Sdn Bhd (2)	---	---	11%
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
(3)
Includes Eni Montenegro BV, Eni Congo S.A. and Eni Gabon S.A.

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

The following table sets forth certain information concerning the current contract status of our offshore drilling fleet as of March 25, 2022:

Name (1)	Region	Contract End Date	Customer
Topaz Driller	North Africa	Q2 2022	Amilcar Petroleum Operations S.A. Tunisia
Soehanah	Southeast Asia	Q4 2022	Medco EP
Platinum Explorer	India	Q4 2023	Oil & Natural Gas Corporation
Tungsten Explorer	North Africa	Q2 2022	Belayim Petroleum Company
(1)
On December 20, 2021, we entered into the ADES Purchase Agreement (as defined above under "Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance") to sell EDC which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. These rigs are classified as held for sale on our Consolidated Balance Sheets as of December 31, 2021.

Contract Backlog

As of December 31, 2021, our owned fleet had total drilling contract backlog of approximately $398.2 million, including $190.8 million related to the sale of EDC which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller, which are classified as held for sale on our Consolidated Balance Sheets (see "Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance" in this Part I, Item 1 for additional information). We expect that approximately $227.9 million of our total contract backlog, including $72.7 million related to the sale of EDC, as of December 31, 2021 will be performed during 2022, with the remainder performed in subsequent years.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and gas and the expenditures of oil and gas companies for exploration and development of oil and gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries, including production levels in the U.S. shale plays, and the policies of various governments regarding exploration and development of their oil and gas reserves.

Drilling contracts are generally awarded on a competitive bid or negotiated basis. Pricing (dayrate) is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, capabilities, age and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, rig location and efficiency. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively in a low price environment, build new rigs or acquire existing rigs.

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

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for our seven drilling units, including our three jack-ups, the Emerald Driller, the Aquamarine Driller and the Sapphire Driller, which are classified as held for sale on our Consolidated Balance Sheets, is $910.0 million. In addition, we have included Aquadrill owned rigs which are under our management pursuant to the Framework, Management and Marketing Agreements in our insurance programs. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and our drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500.0 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

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

Governmental and Environmental Regulations

For a discussion of the effects of governmental and environmental regulation on our current operations, see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages” and “—Public concern and legislative and regulatory initiatives regarding the risks associated with climate change and the environmental and social impacts of fossil fuel extraction and use, and the growing emphasis by investors on investing in companies that are committed to environmental sustainability, could adversely affect our operations, the demand for oil and gas, our reputation and our access to capital and ability to refinance our debt” in Part I, Item 1A of this Annual Report, all of which is incorporated by reference in its entirety under this section.

Generally. Many aspects of our operations are affected by foreign, federal, state and local governmental laws, rules, regulations and policies that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Moreover, with the recent change in administration of the U.S. government, it is likely that new legislation, regulatory enforcement actions and executive orders, which are specifically aimed at reducing greenhouse gas emissions, or prohibiting, delaying or restricting oil development activities in certain jurisdictions, will be proposed and adopted in the near-term (see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages” in Part I, Item 1A of this Annual Report for further information).

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

Heightened and Stringent Environmental Regulations and Laws. Heightened environmental concerns have led to greater and more stringent environmental regulations, laws, initiatives and requirements aimed at protecting the environment, including the imposition of strict liability in certain cases, higher drilling costs, and a more difficult and lengthy well permitting process in many jurisdictions throughout the world. Furthermore, a variety of initiatives intended to enhance vessel security have also been adopted in certain jurisdictions where we operate. For example, these initiatives may require the development of vessel security plans and on-board installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations. Although significant capital expenditures may be required to comply with these governmental laws, regulations and initiatives, such compliance has thus far not materially adversely affected our earnings or competitive position as of the date of this Annual Report, and we believe that we are currently in compliance in all material respects with the environmental regulations to which we are subject. While we anticipate that we will continue to make expenditures to comply with governmental and environmental requirements, to date, we have not expended material amounts beyond those amounts spent on our basic rig designs in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

Standards Imposed by MARPOL. The International Maritime Organization (the “IMO”), a specialized agency of the United Nations, is responsible for developing measures to improve the safety and security of international shipping and to prevent marine pollution from ships. Among the various international conventions negotiated by the IMO is the International Convention for the Prevention of Pollution from Ships (“MARPOL”). MARPOL imposes environmental standards on the shipping industry relating to oil spills, management of garbage, the handling and disposal of noxious liquids, harmful substances in packaged forms, sewage and air emissions. Annex VI to MARPOL (“Annex IV”) sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI also imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling units, Annex VI imposes various survey and certification requirements. For this purpose, gross tonnage is based on the International Tonnage Certificate for the vessel. The United States has ratified Annex VI. In addition, any drilling units we operate internationally are subject to the requirements of Annex VI in those countries that have implemented its provisions. We believe the drilling units we currently offer for international projects comply with Annex VI, but changes to our equipment and ratifying countries’ regulatory interpretations of the Annex VI requirements could impose additional costs on us, which could be significant.

Human Capital

Employees and Reporting

As of December 31, 2021, we managed a workforce consisting of approximately 1,030 employees worldwide, of which approximately 410 were our direct employees. We report on a monthly basis to senior management on headcount, recruitment, compensation, competency and attrition. We also report human capital-related data to the Board of Directors on a quarterly or on an as required basis.

Diversity

The diversity of our workforce is a core part of who we are, and this diversity permeates throughout the organization. As of December 31, 2021, in our shore-based employee population, our personnel represent 26 different nationalities, with approximately 60% coming from Asia, Africa, Latin America and the Middle East. Furthermore, approximately 29% of our shore-based employees are women. With regard to our offshore workforce, our employees represent 32 different nationalities, with more than 51% coming from Asia, Africa, Latin America and the Middle East. Likewise, our management team also has representation from 19 different nationalities.

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

Quality, Health, Safety and Environment

We are committed to conducting our activities in a manner that (i) protects and prioritizes the health and safety of all of our personnel and (ii) minimizes our environmental footprint in the jurisdictions and regions in which we operate. Our stated vision is to have “A Perfect Day – Every Day,” which includes the paramount objective of having zero incidents in our operations. For the year ended December 31, 2021, we finished the year with a Lost Time Incident Rate of 0.16 and a Total Recordable Incident Rate of 0.24. We have focused on, and will continue to emphasize, the following goals and priorities, among others, in order to continue the foregoing trends:

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

This Annual Report also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report. The descriptions contained in this Annual Report of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the respective definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Vantage Drilling International, Attention: General Counsel, c/o Vantage Energy Services, Inc., 777 Post Oak Boulevard, Suite 440, Houston, Texas 77056, phone number (281) 404-4700. You can also obtain copies of any of the agreements that are filed as exhibits to this Annual Report from the SEC through the SEC’s website at www.sec.gov.

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
•
our long-term contracts are subject to the risk of cost increases and variability, which could adversely impact our short- and long-term profitability;
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
•
epidemics, pandemics, global health crises, or other public health events and concerns, including, but not limited to, the continued global spread of COVID-19, could have a material adverse effect on our business, financial position, operating results and cash flows;
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
•
a low amount of, or reduction in, expenditures by oil and gas exploration and production companies, a decrease in demand for oil and gas, or other related factors, could materially and adversely affect our business;
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
•
the ongoing conflict in Ukraine, including the actual (or perceived threat of an) expansion or exacerbation of such conflict, and the actions undertaken by western nations in response to Russia’s actions, has created, and could continue to create, significant hydrocarbon price volatility and materially impact the global oil and gas markets for the foreseeable future;
•
we may engage in certain strategic or transformational transactions in the future, including acquisitions, dispositions, mergers and joint ventures, any of which could affect the value or type of our assets and overall financial condition;

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

Historically, the offshore contract drilling industry has been cyclical and volatile with periods of high demand, limited supply and high dayrates alternating with fluctuating periods of low demand, excess supply and low dayrates. Many offshore drilling units are highly mobile and our competitors may move drilling units from region to region in response to changes in demand. In addition, excess supply of delivered and new-build rigs continue to have a notable impact on our industry and overall market demand. It is unclear when these new-build drilling rigs will actually be delivered, if at all, as many rig deliveries have (i) already been deferred to later dates, or (ii) been canceled entirely. Periods of low demand and excess supply intensify competition in our industry and often result in some of our drilling units becoming idle for long periods of time. Prolonged periods of low utilization and dayrates, or extended idle time, could result in the recognition of impairment charges on our drilling units if cash flow estimates, based upon information made available to management at the time, indicate that the carrying value of the drilling units may not be recoverable.

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of December 31, 2021, we had approximately $350 million aggregate principal amount of debt outstanding under the 9.25% First Lien Notes. Our level of indebtedness could have significant and adverse effects on our business. For example, our level of indebtedness and the terms of our debt agreements could:

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

Over the recent years, sovereign wealth, pension and endowment funds have increased their divestments of fossil fuel equities and pressure lenders to limit funding to companies engaged in the extraction of fossil fuels. These efforts have greatly intensified during the COVID-19 pandemic, both in the United States and throughout the world. For example, New York State’s Pension Fund, which had already divested from nearly two dozen thermal coal companies in July 2020, announced in December 2020 that it would seek to divest from fossil fuel stocks by 2025 and sell its shares in other companies that contribute to climate change by 2040. Likewise, in January 2021, two of New York City’s largest pension funds, the New York City Employees’ Retirement System and the New York City Teachers’ Retirement System, approved the divestment of approximately $4.0 billion from fossil fuel companies, and the New York City Board of Education Retirement System is expected to follow suit. Furthermore, Sweden’s state-backed pension funds were recently admonished by the Swedish Society for Nature Conservation, one of Sweden’s largest climate organizations, for continuing to invest in fossil-fuel companies, and recent proposed changes to the ethical investment guidelines for the Government Pension Fund Global, Norway’s sovereign wealth fund, could result in the fund selling approximately €910 million of its holdings. More recently, universities in the United States, including Yale, Princeton, Stanford, the Massachusetts Institute of Technology and Vanderbilt, have faced scrutiny and pressure to divest from the fossil fuel industry, and in February 2022, students from such universities filed complaints with the attorneys general of their respective states requesting an investigation of alleged breaches of the Uniform Prudent Management of Institutional Funds Act.

The initiatives aimed at limiting climate change and reducing air pollution and the emission of greenhouse gases, including divestment from the oil and gas industry, could significantly interfere with our operations, business activities, and ability to access the capital markets and refinance our debt. Likewise, successful divestment efforts in the oil and gas industry could materially and adversely impact prices of our debt or equity securities. Given that members of the investment community have continued to heavily factor in, and will likely continue in the near-term to assess, a company’s commitment to environmental, social and governance (“ESG”)-related initiatives and sustainability performance as part of its overall investment strategy and thesis, investors, including large institutional investors, investment advisors and large sovereign wealth, pension and endowment funds, could elect to forego their investment in us to the extent we fail to satisfy such metrics. Such investors may also continue to accelerate their commitment to increasing the overall percentage of their portfolios that are allocated towards companies that have shown significant commitment to ESG-related matters and environmental sustainability. In light of the foregoing, investors may seek to re-allocate portions of their capital away from deepwater projects. These concerns and the uncertainty around global oil and gas prices may cause deepwater projects to become one of the least attractive areas for investment by our clients given the large capital requirements and the significant amount of time between discovery and production of oil and/or gas. Separately, we could lose existing investors in their entirety if we or our securities fail to meet the ESG-related standards and initiatives being sought and prioritized by such investors. Our failure to satisfy such metrics could also harm our overall reputation amongst members of the investment community, our critical counterparties and in the markets more generally.

Furthermore, the increased focus by the investment community on ESG-related practices and disclosures, including emission rates and overall impacts to global climate, has created, and will create for the foreseeable future, increased pressure regarding the enhancement of, and modification to, the disclosure and governance practices in our industry. For example, BlackRock, one of the largest asset managers in the world, which previously affirmed its commitment to divest from investments in fossil fuels due to concerns over climate change, recently called for the oil companies and other polluting-generating industries it invests in to disclose their carbons emissions and set clear targets to decrease the amounts of such pollution. As a result, we currently face, and could continue to face, increasing pressure regarding our ESG related practices and disclosures.

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

Our long-term contracts are subject to the risk of cost increases and variances, any of which could adversely impact our profitability in both the near- and long-term.

The costs to operate our business generally increase as the demand for contract drilling services and skilled labor increases. While some of our contracts include cost escalation provisions that allow changes to our dayrate based on stipulated cost increases or decreases, the timing and amount earned from these dayrate adjustments may cause fluctuations in the costs we actually incur, and many contracts do not allow for such dayrate adjustments. During times of reduced demand, reductions in costs may not be immediately available as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In periods of increasing activity and when the number of operating units in our areas of operation increases, either because of new construction, re-activation of idle units or the mobilization of units into the region, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing. Equipment maintenance expenses fluctuate depending upon the type of activity a drilling rig is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required.

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

In addition, we may require additional capital in the future. If we are unable to fund capital expenditures with our cash flow from operations or sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets may be limited by our financial condition at the time, by certain restrictive covenants under the agreements governing our credit agreement and notes, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. For example, the invasion of Ukraine by Russia in February 2022, and the resulting impact of sanctions imposed by western nations against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus, could adversely impact the global oil and gas markets for the foreseeable future and, in the process, our ability to access additional capital funding sources. If we raise funds by issuing equity securities, existing shareholders may experience dilution. Our failure to obtain the funds for necessary future capital expenditures could have a material adverse effect on our business and on our consolidated statements of financial condition, results of operations and cash flows.

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

Further, during depressed market conditions, a customer may no longer need a unit that is currently under contract or may be able to obtain a comparable unit at a lower dayrate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. For a discussion of the termination of, or amendment to, certain of our drilling contracts as a result of the COVID-19 pandemic, see “Risk Factors— Endemics, pandemics, global health crises, or other public health events, threats and concerns, including, but not limited to, the continued global spread of COVID-19, could have a material adverse effect on our business, financial position, operating results and cash flows.”

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

Epidemics, pandemics, global health crises, or other public health events, threats and concerns, including, but not limited to, the continued global spread of COVID-19, could have a material adverse effect on our business, financial position, operating results and cash flows.

Epidemics, pandemics, global health crises, or other public health events, threats and concerns, including, but not limited to, the continued global spread of COVID-19, Ebola, the H1N1 flu virus, the Zika virus, Severe Acute Respiratory Syndrome and other highly communicable diseases, outbreaks of which have occurred fairly recently in various parts of the world in which we operate, could adversely impact our operations, the operations of our clients and the global economy, including the worldwide demand for oil and gas and the level of demand for our services. Any quarantine of personnel or the inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may adversely affect our business, financial position, operating results and cash flows.

The global spread of COVID-19 in particular, including its highly contagious variants and sub-lineages, continues to pose significant risks and challenges worldwide, and has caused and continues to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, implementing quarantine, testing and vaccination requirements. These latest governmental reactions to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

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

The adverse impact of, and challenges associated with, the COVID-19 pandemic continued throughout 2021, resulting in (i) lower revenue due to terminations of (or amendments to) certain of our drilling contracts and (ii) increased expenses due to higher labor and related costs. We cannot at this time determine with certainty how long these challenges will persist as well as the long-term impact that such challenges may have on our operations on a go-forward basis; however, the Company has been actively managing and continues to actively manage the business in an attempt to mitigate the impact of the foregoing events. In the case of additional expenses incurred as a result of the foregoing matters, the Company undertook significant cost-saving measures, including reductions in salaries and workforce, both onshore and offshore, to reflect the lower operating activity. The extent to which COVID-19 will continue to impact the counterparties in which we engage in business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Like the global economy at large, both our offshore and onshore employees have been significantly impacted by the spread of COVID-19. The impact of such governmental actions have been particularly felt by our personnel working offshore on our rigs. In some cases, our offshore personnel have had to remain onboard the rig on which they serve beyond the usual length of time due to general restrictions on transporting persons onto (and off of) the rig and other offshore personnel have not been able to travel to the applicable offshore locations at all. Even if our offshore personnel are able to successfully travel to the countries where we operate, they may nevertheless be required to self-quarantine for a minimum number of days before continuing on toward the rig. As the health of our workforce is paramount, we have implemented, and will continue to implement for the foreseeable future, precautionary measures to help minimize the risk of our employees being potentially exposed to, or contracting, COVID-19. Our management team has been, and remains, focused on mitigating the adverse effects of the spread of COVID-19, which has required, and will continue to require, a significant investment of time and resources across the entire Company, thereby diverting time, energy and resources from other priorities. If these conditions exacerbate our ability to manage our business may be negatively impacted, and preexisting operational and other business risks that we (and our industry) face may be heightened, including, but not limited to, cybersecurity risks. For a discussion regarding cybersecurity risks to our business, see “Risk Factors - Our information technology systems and those of our service providers are subject to cybersecurity risks and threats.”

While the COVID-19 pandemic continues to spread worldwide, and the extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Such developments include, but are not limited to, the duration and further spread of COVID-19, including the discovery of any new strains of COVID-19, the development, availability and effectiveness of treatments or vaccines for COVID-19, and the general resuming of widespread economic activity. Therefore, we can give no assurances that the spread of COVID-19 will not have a material adverse effect on our financial position or results of operations in 2022 and beyond.

A small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers could materially adversely affect our financial condition and results of operations. The concentration of revenue with a small number of customers also exposes us to credit risk of these customers for non-payment or contract termination.

We derive a significant portion of our revenues from a few customers. Three customers accounted for approximately 59% of our revenue during the fiscal year ended December 31, 2021. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuses to award new contracts and we are unable to enter into contracts with new customers on comparable terms. The loss of any of our significant customers could materially adversely affect our financial condition and results of operations.

The international nature of our operations creates additional political, economic, legal and other uncertainties not generally associated with domestic operations.

Our business strategy is to operate in international oil and gas producing areas. Our international operations are subject to a number of risks inherent in any business operating in foreign jurisdictions, including:

•
political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with Russia’s invasion of Ukraine in February 2022;
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

As a result of the number and significance of catastrophic events in the history of the offshore drilling industry, insurance underwriters have increased insurance premiums and increased restrictions on coverage and have made other coverages unavailable to us on commercially reasonable terms. During the recent industry downturn, in addition to paying lower dayrates, many oil and gas companies have negotiated less favorable terms with respect to risk allocation and indemnity rights in the drilling service contracts to which we are or may become a party.

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

A low amount of, or reduction in, expenditures by oil and gas exploration and production companies, a decrease in demand for oil and gas, or other related factors, could materially and adversely affect our business.

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
•
the level of production in non-OPEC countries, including production levels in the U.S. shale plays;
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

•
volatility in the exchange rate of USD against other currencies; and
•
the worldwide political environment, uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in significant oil and gas producing regions or further acts of terrorism, including volatility in the price of hydrocarbons in connection with Russia’s invasion of Ukraine in February 2022.

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

The ongoing conflict in Ukraine, including the actual (or perceived threat of an) expansion or exacerbation of such conflict, and the actions undertaken by western nations in response to Russia’s actions, has created, and could continue to create, significant hydrocarbon price volatility and materially impact the global oil and gas markets for the foreseeable future.

At the end of 2021 and in the beginning of 2022, tensions between Russia and members of the North Atlantic Treaty Organization (“NATO”) escalated, and in February 2022, Russia launched a large-scale invasion of Ukraine and Russia and Ukraine continue to engage in active and armed conflict as of March 2022. Such conflict has resulted in significant destruction of Ukraine’s infrastructure and substantial casualties amongst Russian and Ukrainian military personnel. Moreover, civilian casualties have increased significantly as a result of ongoing Russian attacks on cities throughout Ukraine, and the United Nations estimates that the number of refugees fleeing Ukraine to neighboring countries has now exceeded two million. As a result of the invasion, the governments of several western nations, including the U.S., Canada, the United Kingdom and the European Union, implemented several commercial and economic sanctions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. Moreover, on March 9, 2022, President Joe Biden imposed an immediate ban on Russian oil and other energy imports, while the United Kingdom publicly indicated that it would seek to phase out imports from Russia by the end of 2022. Additionally, Canada has now barred Russian vessels from utilizing its ports. In addition to governmental entities, actors in the private sector, including Shell, BP and ExxonMobil, have publicly announced that they intend to stop operations in Russia and cease their partnerships with Russian firms, and shippers, insurance companies and refiners have similarly indicated that they will no longer purchase or ship crude oil from Russia.

The implementation of sanctions by governmental bodies and the withdrawal of private actors in Russia has started to cause, and is likely to continue to cause, among other impacts, significant volatility in the price of hydrocarbons, including constraints on crude oil production. For example, immediately following Russia’s invasion of Ukraine, the Brent oil benchmark increased by approximately 3% reaching approximately $101 per barrel. While the Brent oil benchmark dropped by 13.2% on March 9, 2022 after the United Arab Emirates indicated its support for supplying more oil in the global marketplace, the Brent oil benchmark still settled at approximately $111 per barrel. As market participants seek to limit or flatly ban the use of Russian oil and gas pressure has intensified to seek out alternative fuel sources, and the U.S. has indicated that it may also look to Saudi Arabia to increase its crude oil production.

While it is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, supply chains, financial markets and currency exchange rates, hydrocarbon price volatility in particular is likely to continue for the foreseeable future. To the extent negotiations of a cease fire between Russia and Ukraine are unsuccessful, the potential destruction of critical oil-related infrastructure in Ukraine, and the implementation of further sanctions and other measures taken by governmental bodies and private actors, could have a lasting impact in the near- and long-term on the (i) business, operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy at large.

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

We are exposed to the credit risks of our key customers and other counterparties that we engage.

We are subject to risks of loss resulting from non-payment or non-performance by third parties. Although we monitor and manage credit risks, some of our customers and other counterparties that we engage may be highly leveraged and subject to their own operating and regulatory risks, as well as other market factors which are not within their direct control. During more challenging market environments, we are subject to an increased risk of our customers and other critical counterparties seeking to, among other things, repudiate or amend their respective contracts and declare force majeure events. The ability of our customers and other critical counterparties to meet their contractual obligations may also be adversely affected by other macroeconomic factors, including constrained credit markets, economic downturns and public health crises. As of December 31, 2021, our allowance for credit losses was $5.0 million. If any of our key customers or other critical counterparties were to default on their contractual obligations owed to us, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Failure to employ a sufficient number of skilled workers could materially and adversely impact our operations.

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

In 2018, we experienced a cybersecurity breach which temporarily hindered our ability to utilize our email server and obstructed certain back-up data. However, the breach did not have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows, and did not compromise any customer data. The costs to restore the data and services impacted by the cybersecurity breach were not material. While we believe such breach to be an isolated incident, we cannot provide assurance that we will not in the future experience any other actual or attempted breaches of our cybersecurity. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and another incident were to occur, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows. Currently, we carry limited insurance for losses related to cybersecurity attacks and may elect to not increase such coverage in the future. Furthermore, in response to the COVID-19 pandemic, many of our office personnel began working remotely in 2020 (and continue to do so through a hybrid work environment), which heightens potential cybersecurity risks given the reliance on remote networking capabilities and utilization of external devices. More recently, Russia’s invasion of Ukraine in February 2022, and the growing tensions between Russia and several western nations, could result in potential retaliatory actions being pursued by Russia and its supporters, including in the form of phishing campaigns, espionage and other forms of cyber-attacks. Likewise, pro-Russian ransomware gangs and cybercriminals have publicly threatened to increase their hacking activities in response to the implementation of sanctions and other actions taken by western countries. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and incidents were to occur as a result of working remotely, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.

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

We may engage in certain strategic or transformational transactions in the future, including acquisitions, dispositions, mergers and joint ventures, any of which could affect the value or type of our assets and overall financial condition.

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

To the extent we were to pursue or engage in such transactions, including acquisitions and dispositions, there is no guarantee that such transactions will be successful or, even if consummated, improve our operating results and financial condition. We may incur costs, breakage fees or other expenses in connection with any such transactions, and any such transactions may ultimately have a material adverse effect on our operating results and on our ability to pay amounts due on our debt.

In addition, such transactions may be transformative and consequently, may result in a change in the type of the assets we hold and may impact our financial condition. Such new assets may be valued differently as compared to our current assets in the event of a liquidation thereof or due to changes in applicable market conditions even absent such a liquidation scenario. Accordingly, there can be no guarantee that any replacement assets will continue to hold comparable value to our current assets. Likewise, in the event we elect to dispose of revenue-generating assets, it could have a material and adverse impact on our financial condition and overall financial performance. Any such changes to our asset mix, whether by acquisition, disposition or otherwise, may also be viewed negatively by the market and could have an adverse effect on the trading price of our securities.

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

The occurrence of any event, change or other circumstance that impedes or delays the ADES Sale could adversely affect our business and financial condition, and there can be no assurance that we will realize the full benefits of the ADES Sale.

Completion of the ADES Sale is subject to several closing conditions and factors outside of our control, any of which could prevent, delay or otherwise adversely affect the consummation of such transaction. Should any of the conditions not be satisfied or waived, it is possible that the ADES Sale could be delayed or impeded and, among other things, the trading price of our securities could be adversely impacted. Furthermore, the failure to consummate the ADES Sale could result in negative publicity and generate a negative impression of us in the marketplace and investment community at large. Failure to complete the ADES Sale would prevent us from realizing its anticipated benefits to our business and, therefore, there can be no assurances that our business, financial condition or operations will not be adversely affected if the ADES Sale is not ultimately consummated. Even if the ADES Sale is ultimately consummated, achieving the anticipated benefits of the ADES Sale is subject to a number of uncertainties, and there can be no assurance that we will realize the full benefits of strategic focus, cost savings and operating efficiencies that we currently expect to be derived from the ADES Sale, if at all, or that these benefits will be achieved within the anticipated time frame.

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
•
political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with Russia’s invasion of Ukraine in February 2022;

•
the outcome of pending and future legal proceedings, investigations, tax assessments, and other claims to which we are a party or made a party;
•
our completion (or failure to complete) strategic and/or transformational transactions, including acquisitions, dispositions, joint ventures and mergers, as well as the impact of that such transactions may have on our operations and financial condition; and
•
fluctuations in the trading volume of our common stock.

There can be no assurances that any public market for our common stock will exist in the future or that we will choose or be able to relist our common stock on a national securities exchange.

Risks Related to Government Regulations and Laws

Political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions could adversely impact our operations.

Our operations are subject to political and economic risks and uncertainties, including instability resulting from civil unrest, political demonstrations, mass strikes, or an escalation or additional outbreak of armed hostilities or other crises including in oil or gas producing areas, which may result in extended business interruptions, suspended operations, volatility in the price of oil and gas, and danger to our employees, or result in claims by our customers of a force majeure situation and payment disputes. Additionally, we are subject to risks of terrorism, piracy, political instability, hostilities, expropriation, confiscation or deprivation of our assets or military action impacting our operations, assets or financial performance in many of our areas of operations.

In particular, the invasion of Ukraine by Russia in February 2022 has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets in which we operate. It is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, currency exchange rates, supply chains and financial markets. To the extent negotiations of a cease fire between Russia and Ukraine are unsuccessful, the potential destruction of critical oil-related infrastructure in Ukraine, and the implementation of further sanctions and other measures by governmental bodies and organizations, could have a lasting impact in the near- and long-term on the (i) business, operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy at large.

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

In July 2015, we voluntarily contacted the DOJ and the SEC to advise them that Hamylton Padilha, a Brazilian agent VDC used in the contracting of the Titanium Explorer drillship to Petrobras, had entered into a plea arrangement with Brazilian authorities in connection with his role in facilitating the payment of bribes to former Petrobras executives. In August 2017, we received a letter from the DOJ indicating that it had closed its investigation on the matter without any action, and in November 2018, we concluded a settlement agreement in the amount of $5.0 million with the SEC on a neither-admit-nor-deny basis, formally closing the U.S. government’s investigation for possible violations of the internal accounting control provisions of the FCPA by VDC and its subsidiaries relating to this matter.

We are exposed to potential risks from the requirement that we evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated our internal controls systems in order to allow our management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). We have performed the system and process evaluation and testing required to comply with the management certification requirements of Section 404. As a result, we have incurred additional expenses and experienced a diversion of management’s time. While our management believes we have implemented the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act or the FCPA. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the DOJ and the SEC. Any such action could adversely affect our business operations and financial results.

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

With the recent change in administration of the U.S. federal government, it is likely that new legislation, regulatory enforcement actions and executive orders, which are specifically aimed at reducing greenhouse gas emissions, or prohibiting, delaying or restricting oil development activities in certain jurisdictions, will be proposed and adopted in the near-term. On January 20, 2021, an executive order was signed directing all executive departments and agencies to immediately commence work to confront the climate crisis, including recommending that the Administrator of the Environmental Protection Agency consider new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing and storage segments, by September 2021. Moreover, an executive order was signed on January 27, 2021, which, among other things, places the climate crisis at the forefront of the United States’ foreign policy and national security planning, including submitting the United States instrument of acceptance to rejoin the Paris Agreement, affirming the achievement of global reductions of greenhouse gas emissions and net-zero global emissions by 2050 or prior, and reestablishing the United States as a leader in addressing climate change. Additionally, the executive order provides that, consistent with applicable law, the acting Secretary of the Department of the Interior shall pause new oil and gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of U.S. federal oil and gas permitting and leasing practices in light of the Secretary of the Interior’s broad stewardship responsibilities over the public lands and in offshore waters, including potential climate and other impacts associated with oil and gas activities on public lands or in offshore waters. In April 2021, a new target for the United States to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030 was announced, and in October 2021, as part of the Build Back Better Act, a framework to cut greenhouse gas pollution by over one gigaton in 2030, reduce consumer energy costs and advance environmental justice by investing in a 21st century clean energy economy was also announced.

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

Our corporate affairs are governed by our fourth amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) of the Cayman Islands, and the common law of the Cayman Islands. The rights of holders of our securities to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are, to a large extent, governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from those under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws which may provide significantly less protection to investors as compared to the United States, and some states, such as Delaware, which have more fully developed and judicially interpreted bodies of corporate law.

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

As of December 31, 2021, our owned fleet had total drilling contract backlog of approximately $398.2 million, including $190.8 million related to the EDC sale which is the owner of the Emerald Driller, Sapphire Driller and Aquamarine Driller, which are classified as held for sale on our Consolidated Balance Sheets (see "Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance" in Part I, Item 1 for additional information). This amount was calculated based on certain estimates and assumptions regarding operations and payments to be received under such drilling contracts. Although management believes that such estimates and assumptions are reasonable, actual amounts received under these contracts could materially differ from the projected amount. Material differences between the projected contract backlog amount and the amounts actually received pursuant to such contracts could be caused by a number of factors, including rig downtime or suspension of operations. We may not be able to realize the full amount of our contract backlog due to events beyond our control.

We have experienced, and could continue to experience, a lack of profitable operations in the near- and long-term.

We have recently experienced, and could continue to experience, operational losses, which may negatively impact our ability to achieve our business objectives and profitability. Specifically, we incurred a net loss of $110.1 million and $276.7 million for the years ended December 31, 2021 and 2020, respectively, and we experienced negative cash flow from operations. We can provide no assurance that we can achieve profitability or sustain cash flow positive operations on a quarterly or annual basis in the near- or long-term. Moreover, our business and results of operations have been, and could continue to be, negatively impacted by general economic and other market conditions in the industry in which we operate, many of which are out of our control. Declines in the demand for our contract drilling services and dayrates for the services we provide, and any protracted downturn in the oil and gas industry, could have a material and adverse effect on our ability to achieve profitable operations and exacerbate other risks which impact our financial condition, results of operations and cash flow.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices and Distributions

Since February 2020, our Ordinary Shares have been quoted on the OTC Pink Open Market under the symbol “VTDRF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The following chart lists the range of high and low closing bid prices for shares of the Company’s common stock for each quarterly period within the last two fiscal years.

	High Bid	Low Bid
Fiscal Year 2020:
First Quarter	32.00	12.00
Second Quarter	13.50	5.95
Third Quarter	11.00	1.25
Fourth Quarter	3.25	1.00

Fiscal Year 2021:
First Quarter	4.00	1.26
Second Quarter	3.50	2.00
Third Quarter	4.25	2.25
Fourth Quarter	5.90	2.70

Many of our shareholders hold shares electronically, all of which are owned by a nominee of DTC. As of March 7, 2022, there were approximately 151 holders of record of our Ordinary Shares.

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

Repurchases of Equity Securities

The ability to make share repurchases is subject to, among other things, the discretion of our Board of Directors and the covenants in our credit agreement. There are no share repurchase programs outstanding at December 31, 2021.

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2021.

Information regarding the Company’s shares available for issuance in connection with equity compensation plans is set forth in “Note 6. Shareholders' Equity” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report. The information discussed therein is incorporated by reference in its entirety into this Part II, Item 5

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position and our results of operations for the years ended December 31, 2021, 2020 and 2019. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” in Part I of this Annual Report and “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report. Certain previously reported amounts have been reclassified to conform to the current year presentation.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide operational and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction and preservation management services for rigs that are stacked.

The following table sets forth certain information concerning our offshore drilling fleet as of March 25, 2022:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups (2)
Topaz Driller	2009	375	30,000	Tunisia	Operating
Soehanah	2007	375	30,000	Thailand	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Egypt	Operating
(1)
The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.
(2)
On December 20, 2021, we entered into the ADES Purchase Agreement (as defined below in Part II, Item 8 under "Organization and Recent Events" of this Annual Report) to sell EDC which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. These rigs are currently classified as held for sale on our Consolidated Balance Sheets as of December 31, 2021.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Against the backdrop of challenging industry conditions which began in 2015, the initial onset, and continued global spread of the COVID-19 pandemic and the resulting decline in global economic activity, coupled with the short-lived price war between Saudi Arabia and Russia, led to significant reductions and delays in oil and gas exploration and development plans on the part of operators during 2020, largely impeding and unwinding the improvements experienced by the industry in 2019. These reductions and delays led to a substantial drop in oil prices and demand for offshore drilling services globally, including for our services, during, and subsequent to, the second quarter of 2020. However, as a whole, global oil prices experienced a strong recovery during 2021 resulting in the best yearly performance in a decade, with Brent crude oil trading close to $85.00 per barrel in October 2021 and more recently trading above $115.00 per barrel in March 2022. This strong recovery is due to, among other factors, the (i) OPEC+ countries’ agreement since last year to reduce production by almost 10 million barrels per day, representing approximately 10% of the world's output compared with demand for approximately 96 million barrels a day, and their recent agreement to boost production, but only in measured steps, (ii) development, efficacy, availability and utilization of vaccines for COVID-19, (iii) the reopening of global economies, (iv) injection of substantial government monetary and fiscal stimulus and (v) the ongoing energy supply crisis driven by a shortage of fuel within recovering economies and anticipated extreme weather across Europe and northeast Asia, along with years of under investment in oil reserve replacement all of which has been exacerbated by the global turmoil and political instability caused by Russia's invasion of Ukraine in February 2022.

Notwithstanding the foregoing, the volatility and uncertainty surrounding global oil prices largely remain as the spread of the COVID-19 pandemic and its highly transmissible variants persist and, as a whole, the oil and gas industry continues to be materially impacted and shaped by external factors which have influenced its overall development and recovery. While OPEC+ countries entered into an agreement in July 2021 to gradually phase out certain oil production cuts by September 2022 and subsequently acknowledged that it would continue to observe such agreement to only boost production modestly despite higher oil prices, the long-term commitment of such countries to maintain oil production at or near such levels remains uncertain. More recently, the ongoing conflict in Ukraine has caused, and could continue to cause for the foreseeable future, significant instability, disruption, uncertainty and volatility in the hydrocarbon industry and the global markets at large. Further geopolitical developments could occur, including a possible agreement relating to Iran’s nuclear deal and the subsequent suspension of U.S. sanctions in Iran (which could result in, among other things, the influx of Iranian crude oil into the global markets), any of which could significantly impact our business and operations. As a result of such volatility, disruption, instability and uncertainty, it has been difficult, and will generally continue to be difficult, for operators to definitively plan their capital budget programs in the near term.

In addition to macroeconomic challenges, including those set forth above, which have led to reduced demand for drilling rigs, the excess supply of delivered and new-build rigs continues to impact overall market demand. It is unclear when these new-build drilling rigs will actually be delivered, if at all, as many rig deliveries have (i) already been deferred to later dates or (ii) been canceled entirely.

In response to the oversupply of drilling rigs, a number of our competitors have removed older, less competitive rigs from their fleets by cold stacking the drilling rigs, repurposing rigs for use in other industries or taking them permanently out of service. A substantial number of rigs have been removed from the drilling fleet since the oil price decline in 2014 and this trend has only accelerated since the second quarter of 2020. However, we have recently observed instances where cold-stacked rigs are being reactivated for new contracts as the supply of ready-to-go rigs diminishes. This could result in more rigs competing with us in the market, and in turn cause dayrates to remain under pressure, which may impact the environment in which we compete.

In addition many offshore drillers with significant levels of debt on their balance sheets have recently completed, are currently pursuing, or may elect to pursue in the near-term, debt restructurings. As drillers emerged and continue to emerge from these debt restructurings, consolidation in the industry transpired and it is likely that further consolidation will occur, reducing the number of industry participants and ultimately lowering cost structures. The combination of recycling, restructuring and consolidation will be necessary for the industry to regain firmer footing. Any industry recovery will also depend significantly on continued and demonstrable improvement in global macroeconomic conditions including the ability to mitigate COVID-19's highly contagious variants and mutations.

In response to both market conditions and excessive levels of idle capacity in recent years, there has been intense downward pressure on operating dayrates since 2015 as most drilling contractors had preferred to maintain rigs in an active state to mitigate the risks and costs of stacking and reactivating rigs and to benefit from the fact that customers had generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 pandemic, this downward pressure on pricing was starting to reverse itself as evidenced by increased demand for our services in 2019 and early 2020, and dayrates were showing signs of general improvement. However, beginning in the second quarter of 2020, with the initial onset, continued spread, and resulting impact of the COVID-19 pandemic, dayrates, rig activity and contract opportunities each came under significant pressure again. Dayrates began showing signs of improvement during 2021, resembling pricing trends exhibited prior to the onset of COVID-19.

With the distribution of vaccines in certain jurisdictions in an attempt to inoculate populations against COVID-19 along with significant governmental assistance directed at combatting the challenging economic environment caused by the COVID-19 pandemic, economic activity in certain portions of the world generally improved during 2021. This improvement has contributed to, among other things, a general increase in the demand for oil and gas. Since dropping to multi-year lows in the second quarter of 2020, Brent crude oil prices as a whole reached healthier levels in 2021 as compared to 2020. As a result, the jackup segment experienced visible recovery in 2021 with respect to utilization rates and the deepwater segment has started to exhibit signs of near- to medium-term recovery regarding utilization rates. The bifurcation of this recovery timing may be due, in part, to the fact that a significant amount of time transpires between the date a final investment decision is made with regard to a deepwater project and the date upon which the program activity actually commences, and any uncertainty regarding the direction of oil prices and rate of recovery could weigh significantly on these decisions. However, to the extent that global economic activity continues to improve or is, at a minimum, sustained at its current levels, operators could begin to sanction new activity, which could lead to more rigs going back on contracts and potentially higher dayrates.

Notwithstanding the foregoing, any recovery experienced could be short lived especially given the quickly changing and ever-evolving dynamics of the COVID-19 pandemic and its highly transmittable variants and sub-lineages. With the COVID-19 pandemic unlikely to completely subside in the near term, the possibility exists that the world will need to continue to learn to operate in and further adapt to the current environment for the foreseeable future. Volatility in global oil and gas prices and how our industry manages the logistical challenges stemming from the COVID-19 pandemic will continue to play a significant role in determining the outlook for the industry, both in the short- and long-term.

Backlog

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of December 31, 2021 based on information made available as of that date.

	Percentage of Days Contracted			Revenues Contracted (1) (in thousands)
	2022	2023	Beyond	2022	2023	Beyond
Jackups	49%	0%	0%	$23,570	$—	$—
Drillships	80%	45%	0%	92,277	47,580	—
Managed Rigs	25%	0%	0%	39,358	4,700	—
Held for Sale	87%	78%	41%	72,728	57,670	60,366
(1)
Includes contract with operating dayrates that may vary based on a variable oil price index rate mechanism, which is calculated utilizing the then-applicable average price of Brent crude. For purposes of calculating the backlog with contracts that contain a variable oil price indexed rate mechanism, we utilize the applicable oil price as of quarter-end multiplied by the number of days remaining in the firm contract period. The average dayrate over the term of the contract could be lower or higher depending upon the average price of Brent crude for such measurable period, and such adjustments are not estimated in the backlog dayrate. As certain of our drilling contracts are denominated in currencies other than the USD, backlog could also vary due to movements in the applicable exchange rates.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Jackups
Rigs available	2	5	5
Available days	730	1,795	1,460
Utilization (1)	68.9%	56.5%	97.4%
Average daily revenues (2)	$106,732	$60,633	$63,459
Deepwater
Rigs available	2	2	3
Available days	730	1,098	1,095
Utilization (1)	38.4%	38.9%	46.1%
Average daily revenues (2)	$109,043	$118,129	$107,660
Held for Sale (3)
Rigs available	3	—	—
Available days	1,095	—	—
Utilization (1)	64.4%	N/A	N/A
Average daily revenues (2)	$67,229	N/A	N/A
(1)
Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.
(2)
Average daily revenues are based on contract drilling revenues divided by revenue earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.
(3)
On December 20, 2021, we entered into the ADES Purchase Agreement (as defined below in Part II, Item 8 under "Organization and Recent Events" of this Annual Report) to sell EDC which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. These rigs are currently classified as held for sale on our Consolidated Balance Sheets as of December 31, 2021.

Years Ended December 31, 2021 and 2020

Net loss for the Current Year was $110.1 million, or $8.40 per basic share, on operating revenues of $158.4 million, compared to net loss for the Comparable Year of $276.7 million, or $21.10 per basic share, on operating revenues of $126.9 million.

The following table is an analysis of our operating results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
(in thousands)
Revenues
Contract drilling services	$131,703	$112,013	$19,690	18%
Reimbursables and other	26,717	14,849	11,868	80%
Total revenues	158,420	126,862	31,558	25%
Operating costs and expenses
Operating costs	150,668	149,084	1,584	1%
General and administrative	20,539	21,022	(483)	-2%
Depreciation	56,242	69,216	(12,974)	-19%
Loss on impairment	—	128,876	(128,876)	-100%
Total operating costs and expenses	227,449	368,198	(140,749)	-38%
(Loss) income from operations	(69,029)	(241,336)	172,307	-71%
Other income (expense)
Interest income	124	871	(747)	-86%
Interest expense and financing charges	(34,034)	(34,041)	7	0%
Other, net	(2,171)	2,646	(4,817)	-182%
Total other expense	(36,081)	(30,524)	(5,557)	18%
(Loss) income before income taxes	(105,110)	(271,860)	166,750	-61%
Income tax provision	5,141	4,897	244	5%
Net loss	(110,251)	(276,757)	166,506	-60%
Net loss attributable to noncontrolling interests	(114)	(38)	(76)	200%
Net loss attributable to shareholders	$(110,137)	$(276,719)	$166,582	-60%

Revenue: Total revenue increased $31.6 million due primarily to an increase in operating activities in the Current Year.

Contract drilling revenue increased $19.7 million for the Current Year as compared to the Comparable Year. The increase in contract drilling revenue was primarily the result of the number of rigs that were operational, with six in the Current Year (including the three jackup rigs classified as held for sale as discussed in "Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance" in this Part I, Item 1) compared to three in the Comparable Year.

Reimbursables and other revenue for the Current Year increased 80% as compared to the Comparable Year primarily as a result of the number of our rigs which were operational (as discussed immediately above) and other revenue related to the management of the four deepwater floaters owned by the Aquadrill Entities, which we began managing during the first quarter of 2021 under the terms of the Operating, Management and Marketing Agreements. These increases were offset by decreased reimbursable revenue on the Tungsten Explorer as a result of lower utilization in the Current Year as compared to the Comparable Year.

Operating costs: Operating costs for the Current Year increased 1% as compared to the Comparable Year primarily as a result of the aforementioned changes to our drilling contracts. These increases were offset by (i) decreases on the Platinum Explorer and Tungsten Explorer due to lower utilization in the Current Year compared to the Comparable Year, (ii) the close of the sale of the Titanium Explorer on March 10, 2021, and (iii) the recognition of a net gain of $2.8 million related to the sale of the Titanium Explorer. Operating costs for the Comparable Year includes approximately $5.0 million for bad debt expense associated with our “Trade receivables” and $1.8 million in fuel and helicopter costs that would otherwise be a cost to the customer. These amounts represent our customer’s decision not to pay us for days impacted by what we believe are force majeure and other events for which we would be entitled to receive payment under our contract.

General and administrative expenses: Decreases in general and administrative expenses for the Current Year as compared to the Comparable Year were primarily due to cost cutting initiatives implemented during 2020 to reflect the lower levels of operating activity in the Comparable Year. General and administrative expenses for the Current Year and for the Comparable Year include approximately $0.3 million and $1.1 million, respectively, for non-cash share-based compensation expense.

Depreciation expense: Depreciation expense for the Current Year decreased 19% as compared to the Comparable Year, due primarily to a $11.5 million decrease in depreciation expense on the Titanium Explorer, which was classified as held for sale as of December 31, 2020 and subsequently sold on March 10, 2021.

Loss on impairment: During the three months ended September 30, 2020, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million and no impact in 2021.

Interest income: Interest income for the Current Year decreased $0.7 million as compared to the Comparable Year due primarily to lower interest rates earned on lower cash investments during the Current Year.

Interest expense and financing charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $1.6 million for each of the Current Year and the Comparable Year.

Other, net: We recorded a gain of $2.3 million during the Comparable Year related to the settlement agreement between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other. See “Note 8. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional detail on the settlement agreement. The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are remeasured in USD based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $2.2 million and $0.4 million were included in other, net, for the Current Year and the Comparable Year, respectively.

Income tax provision: Income tax expense increased in the Current Year as compared to the Comparable Year, mainly due to the change in jurisdictions of operations. Our income taxes are generally dependent upon the results of our operations and the local income tax regimes in the jurisdictions in which we operate. In some jurisdictions, we do not pay taxes or receive benefits for certain income and expense items, including interest expense and disposal gains or losses. In other jurisdictions, we are subject to income taxes on a net income basis or a deemed profit basis.

Years Ended December 31, 2020 and 2019

For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021.

Liquidity and Capital Resources

The prolonged low price environment caused by the spread of COVID-19, the resulting decline in global economic activity and the oil price and market share volatility began to reduce our liquidity and capital resources in the second quarter of 2020, a trend which extended throughout 2021 and could extend further into 2022 and beyond, depending on, among other factors, how long COVID-19 remains a significant public health crisis and global economic activity remains challenged. Such events have had significant adverse consequences for general financial, business and economic conditions, as well as for the financial, business and economic position of our business and the business of our customers and suppliers, and may adversely impact our ability to derive cash flows from our operations and access capital funding from third parties in the future.

We experienced, and could experience further delays in the collection of certain accounts receivables due to logistical obstacles, such as office closures resulting from the COVID-19 pandemic, as well as other impacts to our long-term liquidity (see "Ongoing Impact of the COVID-19 Pandemic and Geopolitical Instability Caused by the Conflict in Ukraine" of Part I, Item 1 of this Annual Report for further information pertaining to the ongoing impact of the COVID-19 pandemic, including the spread of its highly transmittable variants and sub-lineages, on our operations and financial condition). Governmental measures, such as widespread lock downs, nightly curfews, territorial entry restrictions and mandates, could impact our ability to operate in locations where such restrictions and requirements are in place, including those locations where we maintain significant operations and derive material revenue. During these uncertain times, we have sought, and continue to seek, measures to reduce our operating costs and preserve cash. We could implement further cost reduction measures (in addition to those previously put in place in 2020 and maintained through the Current Period) and alter our general financial strategy in the near- and long-term.

Sources and Uses of Liquidity

Our anticipated cash flow needs, both in the short- and long-term, may include (i) normal recurring operating expenses; (ii) planned and discretionary capital expenditures; (iii) repayments of interest; and (iv) certain contractual cash obligations and commitments. We may, from time to time, redeem, repurchase or otherwise acquire our outstanding 9.25% First Lien Notes through open market purchases, tender offers or pursuant to the terms of such securities.

We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand or proceeds from sales of assets. As of December 31, 2021, we believe we maintain adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. Accordingly, our management believes that we have adequate liquidity to fund our operations for the twelve months following the date our Consolidated Financial Statements are issued and therefore, have been prepared under the going concern assumption. To the extent the ADES Sale is not consummated, we believe that cash generated by our operations (including through our $227.9 million of backlog expected to be realized in 2022) together with cash on hand will be sufficient to fund our cash flow needs for the next twelve months. Our 9.25% First Lien Notes mature in November 2023. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, including to satisfy our obligations under the 9.25% First Lien Notes, we anticipate that they will be obtained through incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition.

As of December 31, 2021, we had working capital of approximately $215.8 million, including approximately $73.3 million of cash available for general corporate purposes. Scheduled interest payments through December 31, 2022 are approximately $32.4 million. We do not have any scheduled principal debt maturities until 2023. We anticipate capital expenditures, including upgrades for upcoming contracts, through December 31, 2022 to be between approximately $6.4 million and approximately $7.8 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our currently anticipated levels of activity, incremental expenditures through December 31, 2022 for special periodic surveys, major repair and maintenance expenditures and equipment recertifications to be between approximately $24.0 million and approximately $29.0 million. Approximately $2.5 million and $7.0 million of capital expenditures and incremental expenditures, discussed above, are anticipated to be reimbursed to the Company at the close of the ADES Sale (see "Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance" of Part I, Item 1 of this Annual Report for further information). In addition, we expect to receive $170.0 million as purchase price pursuant to the share purchase agreement relating to the ADES Sale. Under the First Lien Indenture, we are required to apply those proceeds to repay, prepay or purchase our senior secured indebtedness (including the 9.25% First Lien Notes), acquire all or substantially all of the assets or capital stock of any other entity engaged in a similar or complementary business to the Company’s lines of business, or make capital expenditures or acquire non-current assets (including vessels and related assets) that are useful in such lines of business (including any deposit or installment payments with respect thereto as well as any expenditures related to the acquisition, construction or “ready for sea” costs of such vessels). To the extent such proceeds are not so applied (or committed to be applied) within one year after receipt, the Company will be required to offer to purchase the 9.25% First Lien Notes with such proceeds. Separately, we will be reimbursed certain expenses not constituting capital expenditures as part of the ADES Sale, capped at $35.0 million. As of December 31, 2021, we had $49.1 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The table below includes a summary of our cash flow information for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Cash flows (used in) provided by:
Operating activities	$(70,391)	$(85,302)	$535,639
Investing activities	6,512	(3,155)	(7,798)
Financing activities	—	—	(524,284)

Changes in cash flows from operating activities are driven by changes in net (loss) income (see discussion of changes in net (loss) income above in “Results of Operations” in this Part II, Item 7).

Cash flows provided by investing activities in the Current Year include net proceeds of $13.6 million from the sale of the Titanium Explorer.

For a comparison of our Cash Flows for the fiscal years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 18, 2021.

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

Contractual Obligations

A description of our material contractual obligations as of December 31, 2021 is set forth immediately below. Some of the figures discussed therein are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we may actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

•
Principal payments on 9.25% First Lien Notes as discussed in “Note 5. Debt” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report (the information discussed therein is incorporated by reference in its entirety into this Part II, Item 7).
•
Interest on the 9.25% First Lien Notes is payable at 9.25% in May and November of each year until the maturity date of the 9.25% First Lien Notes on November 15, 2023. See additional information regarding scheduled payments through December 31, 2022 above in “Liquidity and Capital Resources” in this Part II, Item 7, which is incorporated by reference in its entirety into this Part II, Item 7).
•
Operating lease payments as discussed in “Note 4. Leases” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report (the information discussed therein is incorporated by reference in its entirety into this Part II, Item 7).
•
Our purchase obligations as discussed in “Note 8. Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report (the information discussed therein is incorporated by reference in its entirety into this Part II, Item 7).

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

As a result of the ADES Purchase Agreement (as defined above in Part I, Item 1. Business under "Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance"), we tested the rigs to be included in the EDC entity for impairment. The recoverability test performed resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated from these drilling rigs exceed the carrying values as of December 31, 2021.

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

Interest Rate Risk: As of December 31, 2021, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. Our functional currency is USD, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2021, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vantage Drilling International

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vantage Drilling International (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Property and Equipment Impairment Assessment

As described in Note 9 of the Company's consolidated financial statements, the net carrying value of property and equipment classified as held for sale as of December 31, 2021 was $87.4 million. As described in Note 2, the Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable ("triggering events"). During 2021, the Company entered into the ADES Purchase Agreement to sell all of the issued and outstanding equity of Emerald Driller Company, which owns the Emerald Driller, the Sapphire Driller and the Aquamarine Driller jackup rigs. The Company determined this event constituted a triggering event requiring an assessment of whether each asset group was recoverable and determined that the carrying value of each asset group was recoverable as of December 31, 2021.

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

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the dayrate and utilization assumptions used in the undiscounted cash flow estimates by (i) testing the completeness and accuracy of current backlog and (ii) considering available industry reports and data on supply and demand trends and future oil and gas prices.
•
Comparing the assumptions used in the Company’s historic undiscounted cash flow estimates to assess for management biases in the estimates.

(Signed BDO USA, LLP)

We have served as the Company's auditor since 2014.

Houston, Texas

March 30, 2022

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$73,343	$141,945
Restricted cash	1,621	7,996
Trade receivables, net of allowance for doubtful accounts of $5.0 million each year	37,527	24,717
Materials and supplies	37,580	49,861
Assets held for sale	117,117	10,113
Prepaid expenses and other current assets	18,309	19,038
Total current assets	285,497	253,670
Property and equipment
Property and equipment	645,622	794,944
Accumulated depreciation	(266,018)	(278,562)
Property and equipment, net	379,604	516,382
Operating lease ROU assets	2,450	3,997
Other assets	31,843	12,126
Total assets	$699,394	$786,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$31,420	$25,466
Other current liabilities	31,533	24,734
Liabilities held for sale	6,720	—
Total current liabilities	69,673	50,200
Long–term debt, net of discount and financing costs of $3,142 and $4,781	346,858	345,219
Other long-term liabilities	17,012	15,011
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding each year	13	13
Additional paid-in capital	633,847	634,181
Accumulated deficit	(369,792)	(259,655)
Controlling interest shareholders' equity	264,068	374,539
Noncontrolling interests	1,783	1,206
Total equity	265,851	375,745
Total liabilities and shareholders’ equity	$699,394	$786,175

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue
Contract drilling services	$131,703	$112,013	$144,571
Contract termination revenue	—	—	594,029
Reimbursables and other	26,717	14,849	22,248
Total revenue	158,420	126,862	760,848
Operating costs and expenses
Operating costs	150,668	149,084	156,893
General and administrative	20,539	21,022	128,548
Depreciation	56,242	69,216	73,820
Loss on impairment	—	128,876	—
Total operating costs and expenses	227,449	368,198	359,261
(Loss) income from operations	(69,029)	(241,336)	401,587
Other income (expense)
Interest income	124	871	116,368
Interest expense and other financing charges	(34,034)	(34,041)	(46,575)
Other, net	(2,171)	2,646	216
Total other (expense) income	(36,081)	(30,524)	70,009
(Loss) income before income taxes	(105,110)	(271,860)	471,596
Income tax provision	5,141	4,897	15,121
Net (loss) income	(110,251)	(276,757)	456,475
Net (loss) income attributable to noncontrolling interests	(114)	(38)	741
Net (loss) income attributable to shareholders	$(110,137)	$(276,719)	$455,734
(Loss) earnings per share
Basic and Diluted	$(8.40)	$(21.10)	$(28.29)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders' Equity

(In thousands)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
Balances as of December 31, 2018	5,000	$5	$373,972	$(438,670)	$—	$(64,693)
Common stock issued (see Note 6)	8,115	8	779,071	—	—	779,079
Reclassification of Share-based compensation (see Note 6)	—	—	12,087	—	—	12,087
Distribution to shareholders (see Note 6)	—	—	(524,994)	—	—	(524,994)
Share-based compensation	—	—	435	—	—	435
Share-based compensation - dividend equivalents (see Note 6)	—	—	(5,801)	—	—	(5,801)
Contributions from holders of noncontrolling interests	—	—	—	—	503	503
Net income	—	—	—	455,734	741	456,475
Balances as of December 31, 2019	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	1,615	—	—	1,615
Share-based compensation - dividend equivalents (see Note 6)	—	—	(2,204)	—	—	(2,204)
Net loss	—	—	—	(276,719)	(38)	(276,757)
Balances as of December 31, 2020	13,115	$13	$634,181	$(259,655)	$1,206	$375,745
Share-based compensation	—	—	395	—	—	395
Share-based compensation - dividend equivalents (see Note 6)	—	—	(729)	—	—	(729)
Contributions from holders of noncontrolling interests (see Note 9)	—	—	—	—	691	691
Net loss	—	—	—	(110,137)	(114)	(110,251)
Balances as of December 31, 2021	13,115	13	633,847	(369,792)	1,783	265,851

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(110,251)	$(276,757)	$456,475
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation expense	56,242	69,216	73,820
Amortization of debt financing costs	1,639	1,640	1,627
Amortization of debt discount	—	—	5,354
Amortization of contract value	—	—	1,643
PIK interest on the Convertible Notes	—	—	7,132
Share-based compensation expense	395	1,615	957
Deferred income tax expense (benefit)	369	221	(51)
Loss (gain) on disposal of assets	(2,640)	52	155
Gain on settlement of restructuring agreement	—	(2,278)	—
Loss on impairment	—	128,876	—
Changes in operating assets and liabilities:
Trade receivables, net	(20,116)	21,787	(18,073)
Materials and supplies	(1,624)	(1,852)	(3,174)
Prepaid expenses and other current assets	(3,306)	(1,237)	771
Other assets	(12,312)	3,716	4,265
Accounts payable	10,094	(23,683)	5,227
Other current liabilities and other long-term liabilities	11,119	(6,618)	(489)
Net cash (used in) provided by operating activities	(70,391)	(85,302)	535,639
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(7,045)	(3,155)	(7,798)
Net proceeds from sale of Titanium Explorer	13,557	—	—
Net cash provided by (used in) investing activities	6,512	(3,155)	(7,798)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from holders of noncontrolling interests	—	—	1,197
Distributions to shareholders	—	—	(524,994)
Debt issuance costs	—	—	(487)
Net cash used in financing activities	—	—	(524,284)
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(63,879)	(88,457)	3,557
Unrestricted and restricted cash and cash equivalents—beginning of period	154,487	242,944	239,387
Unrestricted and restricted cash and cash equivalents—end of period	$90,608	$154,487	$242,944
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$32,390	$32,388	$31,125
Income taxes (net of refunds)	3,393	7,780	13,548
Non-cash investing and financing transactions:
Conversion of ADES Shareholder loan to Additional paid-in-capital	691	—	—
Reallocation of Soehanah jackup rig acquisition value from equipment to materials and supplies	—	1,019	—
Conversion of Convertible Notes into Ordinary Shares	—	—	779,079
Payment of interest in kind on the Convertible Notes	—	—	3,867

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the “Company”), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for drilling units owned by others, we provide operational and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction, and preservation management services for rigs that are stacked.

Ongoing Impact of the COVID-19 Pandemic and Geopolitical Instability Caused by the Conflict in Ukraine

The global spread of COVID-19, including its highly contagious variants and sub-lineages, continues to pose significant risks and challenges worldwide, and has caused and continues to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, implementing quarantine, testing and vaccination requirements. These latest governmental reactions to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

While the Company has previously managed, and continues to actively manage, the business in an attempt to mitigate any ongoing and material impact from the spread of COVID-19, management anticipates that our industry, and the world at large, will need to continue to operate in, and further adapt, to the current environment for the foreseeable future.

The markets generally exhibited a strong recovery in global oil prices during 2021 and our management remains cautiously optimistic with respect to the potential for this trend to continue into 2022. However, oil and gas prices are expected to continue to be volatile as a result of, among other factors, (i) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and new variants and the pace of vaccine rollouts, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the invasion of Ukraine by Russia in February 2022, the associated response undertaken by western nations, such as the implementation of broad sanctions, and the potential for retaliatory actions on the part of Russia, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, and (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and decline. In particular, the invasion of Ukraine by Russia has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets with which we operate. It is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional sanctions, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, financial markets, supply chains and currency exchange rates. While our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (the “ADES Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia (the “ADES Sale”) all of the issued and outstanding equity of VHI’s wholly-owned subsidiary, EDC, for an aggregate purchase price of $170.0 million in cash (the "Cash Consideration"), subject to certain adjustments contemplated by the ADES Purchase Agreement. In addition to the Cash Consideration, the Company will receive from ADES Arabia certain reimbursable amounts in relation to the Sapphire Driller and Aquamarine Driller Qatari contracts preparation and mobilization costs incurred prior to closing of the ADES Sale. EDC is the owner of the Emerald Driller jackup rig, which is currently operating in Qatar, and the Sapphire Driller jackup rig and the Aquamarine Driller jackup rig, which are expected to commence operations in Qatar in the second quarter of 2022. In addition, certain subsidiaries of the Company and ADES agreed, in connection with the ADES Purchase Agreement, to enter into a three-year support services agreement (the "ADES Support Services Agreement"), pursuant to which a subsidiary of the Company will provide support services to EDC post-closing of the ADES Sale, in respect of the Emerald Driller jackup rig, Sapphire Driller jackup rig and Aquamarine Driller jackup rig. The ADES Purchase Agreement became effective on December 20, 2021. The transactions contemplated by the ADES Purchase Agreement are expected to close during the second quarter of 2022 and are subject to customary closing conditions.

In addition to the ADES Purchase Agreement, the Company and ADES also entered into an agreement on December 6, 2021 to pursue a global strategic alliance (the “ADES Global Strategic Alliance”) leveraging the ADES Support Services Agreement and

ADVantage, the parties’ existing joint venture in Egypt. Pursuant to such agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

Framework, Management and Marketing Agreements with Aquadrill

On February 9, 2021, VHI entered into a Framework Agreement and related Management and Marketing Agreements, as amended on March 16, 2021 (collectively, the “Framework, Management and Marketing Agreements”) with Aquadrill LLC, formerly known as Seadrill Partners LLC (“Aquadrill”), pursuant to which certain subsidiaries of VHI (the “VHI Entities”) agreed to provide operating, management and marketing services to Aquadrill and its subsidiaries (the “Aquadrill Entities”) with respect to four deepwater floaters owned by the Aquadrill Entities, which includes two drillships, the Polaris and the Capella, and two semisubmersibles, the Leo and the Sirius. The Framework, Management and Marketing Agreements were subject to the approval of, and were approved by, the U.S. Bankruptcy Court for the Southern District of Texas on March 18, 2021. The Sirius and the Leo have since been sold by Aquadrill and our management of the rigs has therefore concluded.

In connection with the entry into the Framework, Management and Marketing Agreements, VHI organized a new legal entity, Vantage Financial Management Co., an entity organized in the Cayman Islands (“VFMC”), to provide certain treasury management services to the Aquadrill Entities in respect of the management of the vessels subject to, and covered by, the Framework, Management and Marketing Agreements. VFMC was organized as an unrestricted, indirectly owned subsidiary of the Company and is therefore not subject to the restrictions under the First Lien Indenture.

In October 2021, in connection with the Framework, Management and Marketing Agreements, the Company and Aquadrill agreed to provide the Capella for a two well contract plus two priced optional wells for operations in Indonesia. The drilling campaign is expected to commence in the second quarter of 2022, following the completion of the Capella's current contract, after which the rig will transition to Vantage's management and will undergo scheduled maintenance and subsequently mobilize to Indonesia. Furthermore, in January 2022, one of the Company's subsidiaries entered into an agreement with Aquadrill to manage the Aquarius submersible rig, subject to the same terms and conditions outlined in the Framework Management and Marketing Agreements.

Purchase and Sale Agreement to Sell the Titanium Explorer

On December 31, 2020, we entered into a purchase and sale agreement with Best Oasis Limited (the “Buyer”) to sell the Titanium Explorer (the “Titanium Purchase and Sale Agreement”), for an aggregate purchase price of $13.8 million and we classified the rig as held for sale on our Consolidated Balance Sheets. The transaction contemplated by the Titanium Purchase and Sale Agreement closed on March 10, 2021. Pursuant to the Titanium Purchase and Sale Agreement, the Buyer was required to recycle the rig in an environmentally sound manner.

New ONGC Contract for the Platinum Explorer

On February 3, 2021, our ultra-deepwater drillship, the Platinum Explorer, received a letter of award for a two-year contract (the “New ONGC Contract”) from Oil and Natural Gas Company (“ONGC”). The Platinum Explorer concluded its prior three-year contract with ONGC in August 2021 and after being briefly out-of-service for routine maintenance, commenced the New ONGC Contract on November 23, 2021.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2021 and 2020, for the years ended December 31, 2021, 2020 and 2019, have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC and include our accounts and those of our majority owned subsidiaries and VIEs discussed below. All significant intercompany transactions and accounts have been eliminated. Certain previously reported amounts included in “Accounts payable” have been reclassified to “Prepaid expenses and other current assets” on the Consolidated Balance Sheets to conform to the current period presentation.

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

	December 31, 2021	December 31, 2020
(unaudited, in thousands)
Current assets	$8,099	$7,072
Non-current assets	212	84
Current liabilities	2,838	3,979
Non-current liabilities	1,859	741
Net carrying amount	$3,614	$2,436

As ADVantage is a majority owned subsidiary of the Company, it serves as a guarantor under the First Lien Indenture relating to the 9.25% First Lien Notes. The 9.25% First Lien Notes are secured by a first priority lien on all of the assets of ADVantage, subject to certain exceptions. Creditors’ recourse against ADVantage for liabilities of ADVantage is limited to the assets of ADVantage.

See “Note 9. Supplemental Financial Information” of these “Notes to Consolidated Financial Statements” for additional information regarding related party transactions associated with this joint venture.

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. We recognized net gain of approximately $2.6 million and a net loss of approximately $0.1 million for the years ended December 31, 2021 and 2020, respectively, and a net loss of approximately $0.2 million for the year ended December 31, 2019, related to the sale or retirement of assets. Property and equipment held-for-sale is recorded at the lower of net book value or fair value less cost to sell.

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

As a result of the ADES Purchase Agreement discussed in "Note 1. Organization and Recent Events" of these “Notes to Consolidated Financial Statements”, we tested the affected rigs for impairment. The recoverability test performed resulted in no impairment loss being recorded as the estimated undiscounted cash flows generated from these drilling rigs exceed the carrying values as of December 31, 2021. As of December 31, 2021, no triggering events have occurred to indicate that the current carrying value of our remaining four drilling rigs will not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Intangible Assets: In April 2017, pursuant to a purchase and sale agreement with a third party, we completed the purchase of the Vantage 260, a class 154-44C jackup rig, and a related multi-year drilling contract for $13.0 million. In connection with our acquisition we recorded an identifiable intangible asset of $12.6 million for the fair value of the acquired favorable drilling contract. The resulting intangible asset was amortized on a straight-line basis over the two-year term of the drilling contract, which ended April 2019. We recognized approximately $1.6 million of amortization expense for intangible assets for the year ended December 31, 2019.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers or customer groups indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for doubtful accounts (see “Ongoing Impact of the COVID-19 Pandemic and Geopolitical Instability Caused by the Conflict in Ukraine” set forth above in “Note 1. Organization and Recent Events” of these “Notes to Consolidated Financial Statements”) on our current estimate of credit losses as of December 31, 2021. The allowance for doubtful accounts on our trade receivables was $5.0 million as of each of December 31, 2021 and 2020. This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other events for which we would still be entitled to receive payment under our contract with such customer. We disagree with their decision and are evaluating remedies, if any, under the contract.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	13,115	5,677
Restricted share equity awards	—	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	13,115	5,677

The following sets forth the number of shares excluded from diluted EPS computations:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Restricted share equity awards	218	200	34
Future potentially dilutive Ordinary Shares excluded from diluted EPS	218	200	34

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the years ended December 31, 2021, 2020 and 2019, we recognized a net gain of $2.2 million, a net gain of $0.4 million and a net gain of $0.2 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in the balance sheet principally due to the short-term nature or floating rate nature of these instruments. At December 31, 2021, the fair value of the 9.25% First Lien Notes was approximately $334.0 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Recently Issued Accounting Standards:

There have been no new accounting pronouncements not yet effective that have significance, or are anticipated to have any potential significance, with respect to our consolidated financial statements.

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

Contract Termination Revenue. On June 20, 2019, VDEEP and VDDI entered into the Petrobras Agreement with the Petrobras Parties relating to the Petrobras Award. For the year ended December 31, 2019, we recognized approximately $594.0 million in “Contract termination revenue” and $106.9 million in “Interest income” associated with these payments received from Petrobras.

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Year ended December 31, 2021
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$90,614	$30,076	$2,351	$123,041
Amortized revenue	10,491	522	—	11,013
Reimbursable revenue	14,110	1,004	9,252	24,366
Total revenue	$115,215	$31,602	$11,603	$158,420

	Year ended December 31, 2020
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$59,624	$46,455	$798	$106,877
Charter lease revenue	476	—	—	476
Amortized revenue	1,889	4,045	—	5,934
Reimbursable revenue	7,576	5,582	417	13,575
Total revenue	$69,565	$56,082	$1,215	$126,862

	Year ended December 31, 2019
	Jackups	Deepwater	Management	Consolidated
(in thousands)
Dayrate revenue	$88,606	$52,005	$1,277	$141,888
Contract termination revenue	—	594,029	—	594,029
Charter lease revenue	4,461	—	—	4,461
Amortized revenue	1,626	2,334	—	3,960
Reimbursable revenue	8,937	4,676	2,897	16,510
Total revenue	$103,630	$653,044	$4,174	$760,848

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

We recognize contract liabilities, recorded in other “Other current liabilities” and “Other long-term liabilities” on our Consolidated Balance Sheets, for prepayments received from customers and for deferred revenue received for mobilization, contract preparation and capital upgrades.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	December 31, 2021	December 31, 2020
(in thousands)
Current contract cost assets	$1,405	$2,905
Noncurrent contract cost assets	6,832	—
Noncurrent contract cost assets - held for sale	4,196
Current contract revenue assets	1,903	—
Current contract revenue liabilities	12,311	5,100
Noncurrent contract revenue liabilities	1,893	—

Significant changes in contract cost assets and contract revenue liabilities during the year ended December 31, 2021 are as follows:

	Contract Costs Assets	Contract Revenue Assets	Contract Revenue Liabilities
(in thousands)
Balance as of December 31, 2020	$2,905	$—	$5,100
Increase (decrease) due to contractual additions	16,422	2,463	23,714
Decrease due to recognition	(6,894)	(560)	(14,610)
Balance as of December 31, 2021 (1)	$12,433	$1,903	$14,204
(1)
We expect to recognize contract revenues of approximately $13.3 million in 2022 and $0.9 million thereafter related to unsatisfied performance obligations existing as of December 31, 2021.

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

The components of lease expense were as follows:

(in thousands)	Classification in the Consolidated Statement of Operations	2021	2020
Operating lease cost(1)	Operating costs	$2,405	$3,509
Operating lease cost(1)	General and administrative	607	607
Sublease income	Operating costs	(485)	(485)
Sublease income	General and administrative	(247)	(247)
Total operating lease cost		$2,280	$3,384

(1)
Short-term lease costs were $0.4 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively. Operating cash flows used for operating leases approximates lease expense.

(in thousands)	Classification in the Consolidated Balance Sheets	December 31, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease ROU assets	$2,450	$3,997
	Operating lease ROU assets - Held for sale	197	—
Total leased assets		$2,647	$3,997
Liabilities:
Current operating	Other current liabilities	$1,710	$2,038
	Other current liabilities - Held for sale	103	—
Noncurrent operating	Other long-term liabilities	969	2,371
	Other long-term liabilities - Held for sale	93	—
Total lease liabilities		$2,875	$4,409

As of December 31, 2021, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
2022	$1,981
2023	1,096
2024	—
2025	—
2026	—
Total future lease payments	$3,077
Less imputed interest	(202)
Present value of lease obligations	$2,875

The weighted average discount rate for operating leases was 9.25% as of December 31, 2021 and 2020, respectively. The weighted average remaining lease term for operating leases was 1.56 years and 2.3 years as of December 31, 2021 and 2020, respectively. ROU assets and lease liabilities recorded for leases commencing during the three months ended December 31, 2021 was $0.4 million.

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

5. Debt

Our debt was composed of the following as of the dates indicated:

	December 31,
	2021	2020
(in thousands)
9.25% First Lien Notes, net of financing costs of $3,142 and $4,781, respectively	$346,858	$345,219
Less current maturities of long-term debt	—	—
Long-term debt, net	$346,858	$345,219

Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2022	$—
2023	350,000
2024	—
2025	—
2026	—
Thereafter	—
Total debt (1)	350,000
Less:
Current maturities of long-term debt	—
Future amortization of financing costs	(3,142)
Long-term debt	$346,858
(1)
Excludes financing costs of $3.1 million on the 9.25% First Lien Notes.

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit facility to replace the letter of credit facility formerly existing under the 2016 Term Loan Facility. The facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $0.9 million in letters of credit under this facility as of December 31, 2021.

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

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of LSTC in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. See “Note 5. Debt” of these “Notes to Consolidated Financial Statements” for additional information regarding the Conversion. As of December 31, 2021, 13,115,026 Ordinary Shares were issued and outstanding.

Special Cash Distribution

On November 18, 2019, the Company announced that its Board of Directors declared a special cash distribution in the aggregate amount of $525.0 million, or $40.03 per share, paid on December 17, 2019, to shareholders of record as of the close of business on December 10, 2019, (the “Special Cash Distribution”). The Special Cash Distribution was a use of proceeds from the Petrobras Award.

Share-based Compensation

On August 9, 2016, the Company adopted the Amended 2016 MIP to align the interests of participants with those of the shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards. As of December 31, 2021, there were 356,488 shares available for future grant under the Amended 2016 MIP.

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

Pursuant to the Amended 2016 MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI shareholders provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable MIP award. As a result of the Special Cash Distribution discussed above in this “Note 6. Shareholders’ Equity” of the “Notes to Consolidated Financial Statements”, $8.7 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at December 31, 2021 to be paid on settlement of TBGs. The outstanding TBGs and PBGs were subject to modification accounting as a result of the Special Cash Distribution as discussed above in this “Note 6. Shareholders’ Equity” of the “Notes to Consolidated Financial Statements”. No additional compensation costs were recognized as a result of the Special Cash Distribution as there was no change in the terms affecting the estimate of fair value.

For the years ended December 31, 2021, 2020 and 2019, we recognized share-based compensation related to the TBGs of approximately $0.4 million, $1.6 million and $1.0 million, respectively. As of December 31, 2021, there was approximately $0.1 million of total unrecognized share-based compensation expense related to TBGs, which is expected to be recognized over the remaining weighted average vesting period of approximately 0.9 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2021 was approximately $1.2 million.

Share-based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the conversion date will be recognized for the service period completed. As of December 31, 2021, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs, which have a remaining weighted average vesting period of approximately 1.1 years.

A summary of the status of non-vested restricted units at December 31, 2021 and changes during the year ended December 31, 2021 is as follows:

	Time Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price	Performance Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price
Nonvested restricted units at December 31, 2019	80,209	$66.26	475,792	$66.26
Awarded	—	—	—	—
Vested	(55,074)	66.26	—	—
Forfeited	(4,428)	66.26	(41,355)	66.26
Nonvested restricted units at December 31, 2020	20,707	$66.26	434,437	$66.26
Awarded	—	—	—	—
Vested	(18,224)	66.26	—	—
Forfeited	—	—	(48,249)	66.26
Nonvested restricted units at December 31, 2021	2,483	$66.26	386,188	$66.26

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI's change in tax status has not had a material impact on our consolidated financial statements as of December 31, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, a sweeping stimulus bill intended to bolster the U.S. economy and provide emergency financial assistance to qualifying businesses and individuals. The CARES Act, among other things, modified the net operating losses carryovers and carrybacks rules, and included modifications to Section 163(j) of the Code to increase the allowable business interest deduction. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 was enacted as part of the Consolidated Appropriations Act, 2021, followed by the American Rescue Plan Act on March 1, 2021. These recent laws, among other things, expand and extend the refundable employee retention tax credits previously made available under the CARES Act. As of December 31, 2021, our analysis of the provisions of the CARES Act revealed no material implications on the income tax provision.

The income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current	$4,772	$4,676	$15,172
Deferred	369	221	(51)
Total	$5,141	$4,897	$15,121

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	(7.8)%	(2.5)%	3.6%
Uncertain tax positions	1.2%	0.3%	0.1%
Other	1.7%	0.4%	(0.5)%
Total	(4.9)%	(1.8)%	3.2%

The components of the net deferred tax assets and liabilities were as follows:

	December 31, 2021	December 31, 2020
(in thousands)
Deferred tax assets:
Share-based compensation	$1,168	$1,144
Accrued bonuses/compensation	146	256
Special compensation	203	220
Start-up costs	11	22
Loss carry-forwards	1,595	2,091
Deferred revenue	88	—
Total deferred tax assets	3,211	3,733
Valuation allowance	(1,590)	(2,009)
Net deferred tax assets	1,621	1,724
Deferred tax liabilities:
Property and equipment	(1,007)	(755)
Deferred cost	(4)	—
Deferred revenue	—	(6)
Other deferred tax liability	(24)	(10)
Total deferred tax liabilities	(1,035)	(771)
Net deferred tax asset (1)	$586	$953
(1)
Includes $1.2 million deferred income taxes within "Liabilities held for sale" on our Consolidated Balance Sheets as of December 31, 2021.

At December 31, 2021, we had foreign tax loss carry forwards of approximately $6.2 million, which will expire beginning in 2022. The decrease in foreign tax loss carry forwards is primarily due to expiration of losses during the Current Year. The reduction in the valuation allowance primarily results from the expiration of loss carryforwards.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Net interest and penalties benefit of approximately $(0.8) million is included in 2021 income tax expense and total interest and penalties of approximately $0.5 million are accrued as of December 31, 2021.

A reconciliation of our unrecognized tax benefits amount, excluding interest and penalties that we recognize as a component of income tax expense, is as follows (in thousands):

Gross balance at January 1, 2021	$2,331
Additions based on tax positions related to the current year	2
Expiration of statues	(546)
Gross balance at December 31, 2021	1,787
Related tax benefits	—
Net reserve at December 31, 2021	$1,787

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

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding (the "Improbity Action"), initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent, our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin -Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States and on April 12, 2019, we subsequently filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”). On August 20, 2020, the Brazilian Federal Court dismissed our preliminary statement of defense. On October 5, 2020, we subsequently filed a motion to clarify with the Brazilian Federal Court requesting the reconsideration of certain aspects of the decision dismissing our preliminary statement of defense. Our motion to clarify was denied on December 14, 2020, and on February 10, 2021 we filed an interlocutory appeal with the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil (the “Brazilian Appellate Court”), the appellate court hearing appeals in the “Car Wash” cases, seeking to reverse the Brazilian Federal Court’s denial of our preliminary defense. On April 15, 2021, the Brazilian authorities served us indirectly through the U.S. Department of Justice agreeing to formally send us documents related to the Improbity Action. On May 13, 2021, the Brazilian Appellate Court’s reporting judge for our matter granted our request for preliminary relief and ordered an immediate stay of the Improbity Action (as it applies to the Company) until the judgment (on the merits) of the interlocutory appeal is rendered by the full three judge panel of the Brazilian Appellate Court. We will be obligated to file a statement of defense in the matter if the decision to stay the Improbity Action is later reversed. The Company understands that the Improbity Action is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations in Brazil.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $19.1 million, changes in the U.S. dollar amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $76.5 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On February 13, 2019, we learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the U.S. DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of approximately $76.5 million.

On April 12, 2019, the Company filed an interlocutory appeal with the Brazilian Appellate Court to stay the seizure and freezing order of the Brazilian Federal Court.

On May 20, 2019, the Company announced that the Brazilian Appellate Court's reporting judge ruled in favor of the Company’s appeal to stay the seizure and freezing order of the Brazilian Federal Court. The foregoing ruling is still subject to confirmation by a three-judge panel, and is subject to appeal, and the Company can offer no assurances that the stay will be confirmed or as to the outcome of any appeal thereof. The Company previously communicated the Brazilian Appellate Court’s ruling to the DOJ and has asked the Brazilian Federal Court to do the same. On July 18, 2019, the Company announced that the Brazilian Government made a filing with the Brazilian Federal Court reporting that the DOJ has advised the Brazilian Ministry of Justice that it would not be possible for the DOJ to comply with the mutual assistance request in respect of the asset freeze order. The Company also announced that it learned from the Brazilian Ministry of Justice that the DOJ’s response to the request for mutual assistance stated that no legal grounds existed for implementing the requested asset freeze, and that the DOJ was returning the request without taking action and considers the matter concluded.

The Company has defended, and intends to continue to vigorously defend, against the allegations made in the Improbity Action and oppose and defend against any attempts to seize the Company's assets. However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us. At this time, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

Other Commitments

We enter into operating leases in the normal course of business for office space, housing, vehicles and specified operating equipment. Some of these leases contain renewal options which would cause our future cash payments to change if we exercised those renewal options. See “Note 4. Leases” of these “Notes to Consolidated Financial Statements” for information pertaining to our future minimum lease obligations.

At December 31, 2021, we had purchase commitments of $27.1 million, which includes $9.5 million related to the Sapphire Driller and the Aquamarine Driller jackup rigs that is anticipated to be reimbursed to the Company at the close of the ADES Sale (see "Note 1. Organization and Recent Events" of these “Notes to Consolidated Financial Statements” for additional information.) Our purchase commitments consist of obligations outstanding to external vendors primarily related to capital upgrades, materials, spare parts, consumables and related supplies for our drilling rigs.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
(in thousands)
Sales tax receivable	$8,445	$6,797
Other receivables	234	1,517
Income tax receivable	1,423	826
Prepaid insurance	257	386
Current deferred contract costs	1,405	2,905
Current contract asset	1,903	—
Other	4,642	6,607
	$18,309	$19,038

Assets Held for Sale

Assets held for sale consisted of the following:

	December 31,
	2021	2020
(in thousands)
Trade receivables, net	$7,306	$—
Materials and supplies	13,510	1,378
Prepaid expenses and other current assets	3,768	—
Property & equipment, net	87,441	8,735
Noncurrent deferred contract costs	4,196	—
Operating lease ROU assets	197	—
Other noncurrent assets	699	—
	$117,117	$10,113

Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
(in thousands)
Drilling equipment	$626,546	$774,813
Assets under construction	148	561
Office and technology equipment	18,405	18,405
Leasehold improvements	523	1,165
	645,622	794,944
Accumulated depreciation	(266,018)	(278,562)
Property and equipment, net	$379,604	$516,382

Other Assets

Other assets consisted of the following:

	December 31,
	2021	2020
(in thousands)
Noncurrent restricted cash	$15,644	$4,546
Deferred certification costs	5,199	4,535
Noncurrent deferred contract costs	6,832	—
Deferred income taxes	1,776	1,923
Other noncurrent assets	2,392	1,122
	$31,843	$12,126

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2021	2020
(in thousands)
Interest	$4,136	$4,139
Compensation (1)	7,040	7,128
Income taxes payable	5,589	2,951
Current deferred revenue	12,311	5,100
Current portion of operating lease liabilities	1,710	2,038
Other	747	3,378
	$31,533	$24,734
(1)
Includes $2.3 million and $2.1 million as of December 31, 2021 and 2020, respectively, related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 MIP.

Liabilities Held for Sale

Liabilities held for sale consisted of the following:

	December 31,
	2021	2020
(in thousands)
Accounts payable	4,140	—
Compensation	464	—
Income taxes payable	716	—
Current portion of operating lease liabilities	103	—
Deferred income taxes	1,190	—
Noncurrent operating lease liabilities	93	—
Other	14	—
	$6,720	$—

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2021	2020
(in thousands)
Deferred income taxes	$—	$970
2016 MIP - Dividend Equivalents (1)	8,735	8,006
Noncurrent deferred revenue	1,893	—
Noncurrent operating lease liabilities	969	2,371
Other non-current liabilities	5,415	3,664
	$17,012	$15,011
(1)
Dividend Equivalents on vested TBGs are payable on settlement of the applicable award. See “Note 6. Shareholders’ Equity” of these “Notes to Consolidated Financial Statements” for additional information regarding the Dividend Equivalents.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	December 31,
	2021	2020
(in thousands)
Cash and cash equivalents	$73,343	$141,945
Restricted cash	1,621	7,996
Restricted cash included within Other Assets	15,644	4,546
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$90,608	$154,487

Restricted cash represents cash held by banks as collateralizing letters of credit.

Related Party Transactions

In association with the establishment of ADVantage, the Company and ADES contributed cash in 2019 in the approximate amount of $691,000 to ADVantage in excess of the issued capital of the joint venture, with the understanding that such amounts were to be treated as shareholder loans. The excess cash contribution and accrued interest were included in “Other current liabilities” on the Consolidated Balance Sheets. On July 29, 2021, the excess cash contribution to ADVantage was reflected on the commercial register of ADVantage in Egypt. As such, the amount was converted to capital contributions and reclassified from “Other current liabilities” to “Additional paid-in capital” on the Consolidated Balance Sheets.

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage. As of December 31, 2021, accounts receivable from ADES totaled approximately $0.5 million and accounts payable to ADES totaled approximately $2.1 million, and are included in “Trade Receivables” and “Accounts payable,” respectively, on the Consolidated Balance Sheets. See “Note 1. Organization and Recent Events” of these “Notes to Consolidated Financial Statements” for additional information regarding this joint venture.

On December 20, 2021, we entered into the ADES Purchase Agreement to sell EDC which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller to ADES Arabia. In addition, we entered into the ADES Global Strategic Alliance. See Share Purchase Agreement to Sell EDC to ADES Arabia Holding and Entry into the ADES Global Strategic Alliance under “Note 1. Organization and Recent Events” of these “Notes to Consolidated Financial Statements” for additional information.

One of our shareholders that owns a significant portion of our Ordinary shares also owns an interest in Aquadrill.

Except for the foregoing, we did not have any related party transactions that were not conducted in the ordinary course of business as of December 31, 2021.

10. Business Segment Information

We aggregate our contract drilling operations into one reportable segment even though we provide contract drilling services with different types of rigs, including jackup rigs and drillships, and in different geographic regions. Our operations are dependent on the global oil and gas industry and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies and other international exploration and production companies. The Soehanah jackup rig operated under a bareboat charter contract in place as of acquisition until February 3, 2020, when the rig was redelivered to the Company.

Additionally, for drilling units owned by others, we provide construction supervision services while under construction, preservation management services when stacked and operations and marketing services for operating rigs. Our management business (excluding reimbursable revenue) represented 1% of our total revenue for the year ended December 31, 2021 and less than 1% of our total revenue for each of the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2021, 2020 and 2019, a substantial amount of our revenue was from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers accounted for approximately 27%, 19% and 13% of consolidated revenue for the year ended December 31, 2021. Five customers accounted for approximately 25%, 17%, 14%, 12% and 10% of consolidated revenue for the year ended December 31, 2020. Contract termination revenue from the Petrobras Parties accounted for approximately 78% of consolidated revenue for the year ended December 31, 2019. Excluding the contract termination revenue received from the Petrobras Parties, four customers accounted for approximately 23%, 23%, 13% and 11% of consolidated revenue for the year ended December 31, 2019.

Our revenues by country were as follows (periods representing revenues of less than 10% are included in “Other countries”):

	For the Years Ended December 31,
	2021	2020	2019
Cayman Islands	$—	$—	$561,530
Montenegro	43,402	—	—
Qatar	30,250	21,679	—
India	29,492	31,836	—
Indonesia	15,919	19,832	—
Lebanon	—	17,376	—
Congo	—	13,299	—
Other countries (1)	39,357	22,840	199,318
Total revenues	$158,420	$126,862	$760,848
(1)
“Other countries” represent countries in which we had revenues representing less than 10% of total revenues earned.

Our property and equipment, net by country was as follows (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	December 31, 2021	December 31, 2020

Mediterranean	$—	$225,484
India	96,583	111,485
Indonesia	63,581	69,434
Egypt	173,187	—
Other countries (1)	46,253	109,979
Total property and equipment	$379,604	$516,382

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2021.

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

Item 11. Executive Compensation.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2021.

Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2021.

Item 14. Principal Accounting Fees and Services.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2021.

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

2.2**	Share Purchase Agreement, dated December 6, 2021, by and between Vantage Holdings International and ADES Arabia Holding (Filed herewith)
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
10.19

Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV. (Incorporated by reference to Exhibit 10.1 of the From 8-K filed with the SEC on June 24, 2019)

10.20

Second Amended and Restated Employment and Non-Competition Agreement Between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the SEC on August 12, 2021)

21.1	Subsidiaries of Vantage Drilling International (Filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (Filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (Filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (Filed herewith)
101.INS	— Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (Filed herewith)
101.SCH	— Inline XBRL Taxonomy Extension Schema (Filed herewith)
101.CAL	— Inline XBRL Taxonomy Calculation Linkbase (Filed herewith)
101.DEF	— Inline XBRL Taxonomy Extension Definition Inline Linkbase (Filed herewith)
101.LAB	— Inline XBRL Taxonomy Label Linkbase (Filed herewith)
101.PRE	— Inline XBRL Taxonomy Presentation Linkbase (Filed herewith)
104	— Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document) (Filed herewith)
** Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ DOUGLAS E. STEWART
Name:	Douglas E. Stewart
Title:	Chief Financial Officer, General Counsel and Corporate Secretary
Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ihab Toma	Chief Executive Officer (Principal Executive Officer)	March 30, 2022
Ihab Toma

/s/ Douglas E. Stewart	Chief Financial Officer, General Counsel and Corporate Secretary (Principal Financial Officer)	March 30, 2022
Douglas E. Stewart

/s/ Linda J. Ibrahim	Chief Accounting Officer and Vice President of Tax (Principal Accounting Officer)	March 30, 2022
Linda J. Ibrahim

/s/ Thomas R. Bates, Jr.	Chairman and Director	March 30, 2022
Thomas R. Bates, Jr.

/s/ Nils E. Larsen	Director	March 30, 2022
Nils E. Larsen

/s/ L. Spencer Wells	Director	March 30, 2022
L. Spencer Wells

/s/ Paul A. Gordon	Director	March 30, 2022
Paul A. Gordon

/s/ Manuel A. Garcia	Director	March 30, 2022
Manuel A. Garcia