Form 10-K/A
period 2021-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2022-04-28
CIK 1465872

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

The aggregate market value of the Ordinary Shares held by non-affiliates on June 30, 2021, was approximately $13,936,000. The number of the registrant’s ordinary shares outstanding as of April 20, 2022 is 13,115,026 shares.

EXPLANATORY NOTE

Vantage Drilling International is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly described above or set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report and other filings with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 15, 2022 and certain other information about them are set forth below:

Name	Age	Position
Thomas R. Bates, Jr. (1)	72	Chairman of the Board of Directors
Nils E. Larsen (1)(2)	51	Director
L. Spencer Wells (1)(2)	51	Director
Paul A. Gordon	51	Director
Manuel A. Garcia (2)	44	Director
Ihab Toma	59	Chief Executive Officer and Director
Douglas W. Halkett	61	Chief Operating Officer
Douglas E. Stewart	45	Chief Financial Officer, General Counsel, Chief Compliance Officer and Secretary
William L. Thomson	51	Vice President – Marketing and Business Development
Linda J. Ibrahim	51	Chief Accounting Officer and Vice President of Tax
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

Nils E. Larsen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Larsen is the Founder and, since 2013, President of SZR Consulting, LLC. SZR Consulting, LLC provides financial and operational advisory and consulting services to companies and investors in a variety of industries including oil and gas, media, sports and industrial services. In addition, Mr. Larsen has been working with The Carlyle Group since 2013 and is currently a consultant to the firm. Prior to forming SZR Consulting, LLC and the work with The Carlyle Group, Mr. Larsen served in a variety of senior executive positions with Tribune Company from 2008 to 2013, including as the President and Chief Executive Officer of Tribune Broadcasting and as the Co-President of Tribune Company. Before joining Tribune Company, Mr. Larsen was employed by Equity Group Investments, LLC from 1995 to 2008 (serving as a Managing Director from 2001 to 2008), focusing on investments in the media, transportation, energy, industrial manufacturing, retail grocery and member loyalty and rewards sectors. Mr. Larsen resumed a limited role with Equity Group Investments, LLC in 2013 although that relationship is currently no longer substantive. Mr. Larsen started his career at CS First Boston where he focused on the capital requirements and derivative products needs of U.S. financial institutions and non-U.S. based entities. Mr. Larsen has significant governance experience in entities across their lifecycles providing this essential insight to the Company. Education: Mr. Larsen received his A.B. summa cum laude from Bowdoin College. Mr. Larsen serves on the Compensation Committee and as chairman of the Audit Committee.

Directorships for the past five years: Extreme Reach (2015 to present; Compensation Committee 2018 to present), Liberty Tire Recycling Holdings (Chairman 2015 to May 2021; Compensation Committee 2018 to May 2021), LiveStyle, Inc. (2016 to present), McDermott International Inc. (Lead Director 2020 to June 2021; Chairman June 2021 to present), Treehouse REIT (January 2021 to present; Chairman of the Audit Committee January 2021 to present), Noble Trading Resources Holdings Limited (April 2022 to present; Business Risk Oversight Committee April 2022 to present), Blackhawk Mining LLC (2018 to October 2019), Esterline Technologies Corporation (2016 to 2019; Audit Committee and Enterprise Risk Committee 2016 to 2019) and Veridiam, Inc. (April 2019 to September 2020; Chairman August 2019 to September 2020).

L. Spencer Wells has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Wells is a founder and, since 2013, has been a Partner of Drivetrain Advisors, a provider of fiduciary services to the alternative investment community, with a particular expertise in restructuring and turnarounds. From 2010 to 2013, Mr. Wells served as a senior advisor and partner with TPG Special Situations Partners where he helped manage a $2.5B portfolio of liquid and illiquid distressed credit investments. Mr. Wells served as a partner at Silverpoint Capital from 2002 to 2009 where he managed a $1.3B investment portfolio consisting primarily of stressed and distressed bank loans and bonds focusing on the oil and gas exploration and production, oilfield services, power generation, financial institutions and chemicals industries. He previously served as an analyst on the distressed debt trading desks at Union Bank of Switzerland, Deutsche Bank and Bankers Trust. Mr. Wells’ significant experience in the debt, equity and capital markets provides the Board of Directors with insight into operating the Company following our reorganization plan. Mr. Wells also has significant experience serving on private and public companies’ boards, which gives him insight into matters regarding corporate governance and fiduciary responsibilities. Education: Mr. Wells received his Bachelor of Arts degree from Wesleyan University and his Masters of Business Administration from the Columbia Business School. Mr. Wells serves on the Audit Committee and as the chairman of the Compensation Committee.

Directorships for the past five years: Advanced Emissions Solutions, Inc. (Chairman 2014 to present), Aventine Property Group (Chairman 2021 to present), Drivetrain Advisors LLC (2013 to present), NextDecade Corp (2017 to present), Parker Drilling, Inc. (2019 to present), RMFT Advisors LLC (2013 – present), Samson Resources II LLC (2017 to present), Treehouse REIT, Inc. (January 2019 to present), International Walls, Inc. (2020 to 2022), Vanguard Natural Resources (January 2019 to 2020), Jones Energy, Inc. (2018 to 2019), Affinion Group Holdings, Inc. (Chairman 2015 to 2017), Certus Holdings, Inc. and CertusBank, N.A (2014 to 2016), Global Geophysical Services, Inc. (Chairman 2015 to 2016), Lily Robotics, Inc. (2017), Preferred Proppants LLC (2014 to 2018), Syncora Holdings, Ltd. (2015 to 2016), Telford Offshore Holdings Ltd (2018 to 2020), Roust Corporation (2017), Town Sports International Holdings, Inc. (2015 to 2020) and uBiome Inc. (2019).

Paul A. Gordon has served as a director of the Company since August 7, 2018. Qualifications and Experience: Mr. Gordon is the Founder and, since 2022, Managing Member of Hillspoint Advisors LLC. Hillspoint provides fiduciary services, including board of director representation and strategic advisory, for private and public businesses globally. Hillspoint focuses on driving value-added returns for stakeholders via capital structure optimization, governance, incentive alignment, operational improvement and mergers and acquisitions. Mr. Gordon is a Senior Advisor to Anchorage Capital Group, L.L.C. (”Anchorage”) where he previously served in various positions from 2011 to 2022, most recently as Managing Director and Head of the Portfolio Group where he worked with management and boards of companies where Anchorage was a significant investor. At these companies Mr. Gordon’s responsibilities included governance, operational oversight and value creation and he served as a board member or board-level advisor for both public and private companies in a broad range of industries. Along with his team, Mr. Gordon worked on a wide spectrum of operational areas focusing on revenue enhancement, cost reduction and other strategic initiatives. Additionally, Mr. Gordon worked directly with these companies on all aspects of debt and equity financing as well as bolt-on and exit M&A activities. As a credit-trained lender by background, Mr. Gordon was a founding member of Anchorage’s CLO and CBO Investment Committee and worked with the firm’s research and trading teams in the identification, evaluation and portfolio management of loan and bond positions across industries for the firm’s structured credit platform. Prior to joining Anchorage, Mr. Gordon was a Managing Director and Portfolio Manager at S.A.C. Capital Advisors, LLC and began his investing career at Cerberus Capital Management, L.P. Mr. Gordon spent the first part of his professional career in investment banking and leveraged finance. Education: Mr. Gordon received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from Cornell University where he graduated magna cum laude.

Directorships for the past five years: Asterix, Inc. (2018 to present), Chantier Davie Canada Inc. (2020 to present), Covia Holdings LLC (2020 to present), Federal Fleet Services, Inc. (2018 to present), Ideal Standard International Holding S.a.r.l. (2020 to present), Ideal Standard International NV (2020 to present), Ideal Standard International SA (2020 – present), Chemical Transportation Group, Inc. (2016, 2018 to 2021), Great Missouri – Sociedade Imobiliária, Lda. (2020 to 2022), Bestyellow – Sociedade Imobiliária, Lda. (2020 to 2022), Blue Fields – Sociedade Imobiliária, Lda. (2020 to 2022), Carraun Telecom Holdings Limited (2020 to 2022), Juticalpa – Sociedade Imobiliária, Lda. (2020 to 2022), Product Tankers Holdco LLC (2018 to 2022), Yellow Nuance – Sociedade Imobiliária, Lda. (2020 to 2022), CHG Canadian Holdings Inc. (2019 to 2021), CHG Holdings LLC (2019 to 2021), Hoxton (Cayman) Ltd. (2016 to 2020), LS Retail (2020 to 2021), RAM RE Investments LLC (2018 to 2020), WPG Enterprise A LLC (2018 to 2020), and WPG Enterprise SOP LLC (2018 to 2019).

Manuel A. Garcia has served as a director of the Company since February 24, 2022. Qualifications and Experience: Mr. Garcia is currently a Managing Director at Anchorage and has been with the firm since 2019. Mr. Garcia is responsible for the firm’s investments across various sectors, including Industrials and Financials. In addition, he is a member of the firm’s Research Review Committee. Prior to joining Anchorage, Mr. Garcia was a Partner at Gladwyne Investments in London. Before that, Mr. Garcia was a Managing Director of Goldman Sachs, where he spent 14 years in various investing roles in London and New York. Education: Mr. Garcia received a B.A. in Economics from Harvard University where he graduated magna cum laude.

Directorships for the past five years: Product Tankers Holdco LLC (2020 – present) and Chemical Transportation Group, Inc. (2020 to 2021).

Ihab Toma has served as a member of the Board of Directors and as Chief Executive Officer of the Company since August 29, 2016. Qualifications and Experience: Mr. Toma has over 35 years of experience in the oilfield industry. From 2014 until 2016, Mr. Toma served as a senior advisor to First Reserve Corporation, a leading global private equity and infrastructure firm exclusively focused on energy. Previously, Mr. Toma served from 2009 until 2013 in various executive capacities at Transocean, as Executive Vice President - Chief of Staff, Executive Vice President - Operations, Executive Vice President - Global Business and Senior Vice President - Marketing and Planning. Prior to his time at Transocean, from 1986 until 2009, Mr. Toma served in multiple capacities at Schlumberger. He served as Vice President, Sales and Marketing for Europe, Africa and Caspian for Schlumberger Oilfield Services from April 2006 to August 2009. From 2000 to 2006, he led Schlumberger’s Information Solutions business in various capacities, including President, Vice President - Sales and Marketing, Vice President – Information Management and Vice President – Europe, Africa and CIS Operations. Mr. Toma began his career with Schlumberger in 1986. Education: Mr. Toma holds a Bachelor of Science degree in Electrical, Electronics and Communications Engineering from Cairo University, Egypt.

Directorships in the past five years: Apex International (January 2019 to Present), 3T/Drilling Systems (UK) Ltd. (June 2015 to present), AGR Group (Vice Chairman from January 2015 to December 2018), Engström & Engstöm (Chairman from May 2014 to May 2017), Fara-Rever (January 2018 to February 2021) and Paradigm Geophysical Corp (October 2013 to April 2018).

On September 22, 2021, at the Company’s annual general meeting of shareholders, the shareholders of the Company elected Messrs. Bates, Larsen, Wells, Gordon, Aubrey and Toma as directors of the Company, to hold office until the next annual general meeting of shareholders or until their respective successors are duly elected and qualified or until their earlier death, resignation or removal.

On February 23, 2022, the Company was informed by Mr. Richard B. Aubrey III of his decision to resign from the board of directors (the “Board”) of the Company, effective February 20, 2022. This decision was not related to a disagreement with the Company on any matter relating to its operations, policies or practices.

In connection with the foregoing, on February 24, 2022, the Board exercised its authority pursuant to the Company’s memorandum and articles of association, and elected Mr. Manuel A. Garcia to fill the vacancy resulting from said resignation, effective immediately, to hold office until the next annual general meeting of shareholders of the Company or until his successor, if any, is duly elected and qualified.

Executive Officers

With respect to all of the following officers, references to offices held by such individuals in the following paragraphs are to offices with Vantage Drilling Company prior to the effectiveness of the Company’s Chapter 11 bankruptcy proceedings on February 10, 2016 (if applicable) and to offices with the Company after February 10, 2016.

Ihab Toma has served as a member of the Board of Directors and as Chief Executive Officer of the Company since August 29, 2016. For a brief biography of Mr. Toma, please see above under “Board of Directors.”

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

William L. Thomson has served as our Vice President of Marketing & Business Development since June 2016, prior to which he served as our Vice President of Technical Services, Supply Chain & Projects from March 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomson worked as a project manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Asia, Europe, and the Middle East. Mr. Thomson earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PgD in Oil and Gas Law from the Robert Gordon University in 2006.

Linda J. Ibrahim has served as our Vice President of Tax and Governmental Compliance since February 2015, our Chief Accounting Officer since July 2021 and has served the Company in various tax and compliance roles since 2010. Prior to joining the Company, Ms. Ibrahim was employed by Pride International from 2006 to 2010 managing that company’s Western Hemisphere tax functions, PricewaterhouseCoopers LLP from 1999 to 2006 and BDO Seidman from 1997 to 1999, serving clients of these two firms in the energy industry. Ms. Ibrahim holds a Bachelor of Business Administration – Accounting from the University of Houston and is a certified public accountant licensed in the state of Texas.

Material Changes in Director Nominations Process

There have not been any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (the “Code of Conduct and Ethics”). Our Code of Conduct and Ethics is available at www.vantagedrilling.com on the “About Us” page under the link “Our Vision and Values.” We intend to include on our website any amendments to, or waivers from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, or principal accounting officer that relates to any element of the “code of ethics” definition contained in Item 406(b) of Regulation S-K. This Internet address is provided for informational purposes only and is not intended to function as a hyperlink. Our website and the information contained in it or connected to it shall not be deemed to be included or incorporated herein.

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

Our Audit Committee is comprised of Messrs. Larsen, Bates and Wells, with Mr. Larsen serving as Chairman of the Audit Committee. Messrs. Larsen, Bates and Wells are considered by the Board of Directors to be independent. Each of Messrs. Larsen, Bates and Wells qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K. The Audit Committee operates pursuant to a written charter, which is available at www.vantagedrilling.com on the “About Us” page under the link “Our Vision and Values.” This Internet address is provided for informational purposes only and is not intended to function as a hyperlink. Our website and the information contained in it or connected to it shall not be deemed to be included or incorporated herein.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our 2021 Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) focuses on the compensation of our 2021 named executive officers, who were:

• Ihab Toma, Chief Executive Officer

• Douglas Halkett, Chief Operating Officer

• Douglas E. Stewart, Chief Financial Officer, General Counsel, Chief Compliance Officer and Corporate Secretary

• William L. Thomson, Vice President, Marketing and Business Development

• Linda J. Ibrahim, Chief Accounting Officer and Vice President of Tax

Compensation Philosophy and Objectives

Our executive compensation program reflects our philosophy that executive officers’ compensation should be closely aligned with the long-term interests of stakeholders and strongly correlated with both company-wide and individual performance. Accordingly, our executive compensation program places an emphasis on performance based compensation. The key business metrics we have historically considered in establishing targets and measuring the performance of our executive officers have included safety performance and financial performance.

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

• Time-vested Equity Awards. This component of our compensation program consists of time-vested equity awards that were designed to encourage retention and align the executives’ interest with our stakeholders.

• Performance-based Equity Awards. This component of compensation consists of performance-based equity awards that were designed to focus executives’ performance on our business and financial performance which would generate long-term shareholder value.

• Special Cash-Based Long-Term Retention Awards. This component of compensation, which was awarded in 2019, consists of a special cash-based retention award issued under the Amended 2016 Management Incentive Plan related to the Petrobras litigation settlement that vests over several years, as described in more detail below. In 2021, the Compensation Committee also approved a special long-term cash award for the executive officers and other key employees, which vest 50% over two years, subject to continued employment.

• Other Benefits. This component of our compensation program has historically consisted primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on assignments outside their home country (including expatriate housing, schooling, home airfare and foreign taxes).

2021 Compensation Program

Due to the difficulties experienced in the offshore drilling industry during the last few years, and the financial challenges faced with the onset of the COVID-19 pandemic, on March 31, 2020, the named executive officers agreed to 20% reductions in their base salary levels effective April 1, 2020 until June 30, 2020. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020. On July 1, 2020, the Company subsequently enacted salary reductions of 10% to the annual base salaries of all our employees, including but not limited to the named executive officers. These 10% reductions are still in effect. In addition, independent members of our Board of Directors also agreed to a reduction in annual compensation, which are also still in effect. For more details on this reduction, see "Director Compensation" in this Part III, Item 11.

To address retention concerns and incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to continue to operate an annual bonus program for 2021, as discussed in greater detail below. The Compensation Committee determined that it was both reasonable and in the Company’s best interests to provide the named executive officers with this type of compensation opportunity during 2021 in order to ensure that the executives were properly motivated to drive the Company toward its financial objectives.

Role of Compensation Committee

Our Compensation Committee is responsible for determining the compensation of our directors and executive officers as well as establishing our compensation philosophies. The Compensation Committee operates independently of management and annually has the authority to seek advice from advisors as it deems appropriate. The Compensation Committee reviews our compensation program, including the allocation of the respective components of compensation, and operates pursuant to a written charter, which is available at www.vantagedrilling.com on the “About Us” page under the link “Our Vision and Values.” Pursuant to its charter, the Compensation Committee may, in its discretion and to the extent permissible by law, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee. The Compensation Committee reviews and approves the compensation and benefits for executive officers of the Company (other than the CEO), and reviews and recommends for approval by the Board the compensation and benefits of the CEO. This Internet address is provided for informational purposes only and is not intended to function as a hyperlink. Our website and the information contained in it or connected to it shall not be deemed to be included or incorporated herein.

During 2021, our Compensation Committee was comprised of Messrs. Wells, Aubrey and Larsen, with Mr. Wells serving as Chairman. Following the resignation of Mr. Aubrey, Mr. Garcia was appointed to the Compensation Committee. Our Compensation Committee is currently comprised of Messrs. Wells, Garcia and Larsen, with Mr. Wells serving as Chairman of the Compensation Committee. Messrs. Larsen and Wells are considered by the Board of Directors to be independent.

Role of Benchmarking of Compensation and Peer Group

The Compensation Committee did not establish a peer group in connection with making compensation decisions in respect of 2021 and did not engage in any formal benchmarking in determining 2021 executive compensation. The Compensation Committee may, from time to time, review current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries when it makes compensation-related decisions. In connection with its review, the Compensation Committee may consider the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources.

Role of Compensation Consultant

During 2021, the Compensation Committee did not retain the services of an outside compensation consultant.

Role of Executive Officers in Compensation Decisions

For 2021, no executive officer played a role in determining the amount or form of compensation paid to the Company’s executive officers, other than Mr. Toma, who provided input with respect to the performance goals and applicable target bonus levels (other than his own target bonus level) applicable to the 2021 annual cash incentive program.

Elements of our Compensation Program

As described above, there are typically six primary elements to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards, longer-term cash-based retention awards and other benefits. Each of these elements are described in greater detail below.

Annual Base Salary. On March 31, 2020, as part of our efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19 during 2020, each named executive officer agreed to a 20% reduction in salary effective April 1, 2020 until June 30, 2020. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020 and then subsequently reduced by 10% on July 1, 2020. The reductions in base salary are still in effect, but have no effect on the other terms of the Employment Agreements or named executive officer compensation.

The current base salary levels of the named executive officers as of December 31, 2021, are set forth below:

Position	Annual Salary
Chief Executive Officer	$450,000
Chief Operating Officer	$387,000
Chief Financial Officer and General Counsel	$256,500
Vice President Marketing and Business Development	$256,500
Chief Accounting Officer and Vice President of Tax	$198,000

Annual Cash Incentive Awards. To incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to approve a performance-based annual bonus program for 2021 (the “2021 Annual Bonus Program”). Under the 2021 Annual Bonus Program, each of the named executive officers had the opportunity to earn a cash payment based on the level of achievement of the following performance goals, each of which was weighted at 33%: (1) certain health and safety objectives, including the Total Recordable Incident Rate, the Lost Time Incidence Rate, the Dropped Object Incidence

Rate and reducing hand and finger injuries, (2) Contracts Awarded for Rigs and (3) level of cash and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) at year end (collectively, the “Operational Goals”). In addition, each of the named executive officers had the opportunity to earn a cash payment based on the level of achievement of certain strategic goals, each of which was weighted at 33%: (1) operations and management execution and additional contracts, (2) liability management efforts and (3) other strategic goals (collectively, the “Strategic Areas”). However, no specific metrics were established in respect to the Strategic Areas. The Compensation Committee met in February 2022 to award additional bonus compensation on a discretionary basis in respect of the Strategic Areas.

At the beginning of 2021, the Compensation Committee established target bonus opportunities for each of the named executive officers, expressed as a percentage of the named executive officer’s annual base salary:

Last name	First name	Position	Annual Salary	Bonus Target (as percentage of Annual Salary)
Toma	Ihab	Chief Executive Officer	$500,000	100%
Halkett	Douglas	Chief Operating Officer	$430,000	80%
Stewart	Douglas	Chief Financial Officer and General Counsel	$285,000	75%
Thomson	William	Vice President Marketing and Business Development	$285,000	100%
Ibrahim	Linda	Chief Accounting Officer and Vice President of Tax	$220,000	70%

The maximum amount payable to each named executive officer under the 2021 Annual Bonus Program is 200% of the applicable named executive officer’s target bonus amount. Up to 100% of each named executive officer’s target bonus opportunity is based on the level of achievement of the Operational Goals, with the ability to earn between 101%-200% of the applicable target annual bonus opportunity based on the level of achievement of our Strategic Areas. Following the end of the 2021 performance period, the Compensation Committee determined that the level of achievement of the Operational Goals was 56% and the level of achievement of the Strategic Areas was 100%, resulting in an aggregate level of performance achieved across all performance goals of 156%. As a result, each named executive officer earned approximately 156% of his or her target annual bonus amount for 2021. For the amounts earned by each of the named executive officers in respect of 2021 performance, see the “Non-Equity Incentive Compensation” column of the 2021 Summary Compensation Table.

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

All of the current named executive officers received these awards during 2016, but no additional grants were made to them during 2017, 2019, 2020 or 2021. During 2018, Mr. Thomson received 1,030 time-based restricted stock units and 2,430 performance-based restricted stock units on the same terms and conditions described above. For the grant date fair values of the equity-based awards granted to the named executive officer under the Amended 2016 MIP, see the 2016 “Stock Awards” column of the Summary Compensation Table.

In connection with the conversion of the Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes into the Company's ordinary shares on December 4, 2019, each restricted stock unit was converted into the right to receive approximately 2.868 Company common shares, with a per-share average fair value of $66.26. Following the conversion of the Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes, 963,380 common shares are reserved for issuance under the Amended 2016 MIP. As of December 31, 2021, there were 356,488 shares available for future grant under the Amended 2016 MIP, which includes 48,249 performance-based awards forfeited during 2021.

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

Cash-Based Long Term Retention Awards.

On July 19, 2019, following the Company’s receipt of proceeds from an arbitration award issued in connection with the Petrobras litigation matter, the Board of Directors approved the grant of certain cash-based long term retention awards and their related award agreements, also known as the Petrobras Litigation Awards (the “Original Cash-Based Retention Awards”) to executives and other key employees in an aggregate of approximately $19.3 million. The Original Cash-Based Retention Awards were issued under the Amended 2016 MIP Pursuant to the award agreements, commencing on June 21, 2019, at which time the Original Cash-Based Retention Awards were to vest over a four-year period as follows:

•
On June 21, 2020, if a full, final and non-appealable judgment had been rendered in the Company’s favor in connection with the Petrobras litigation matter, as determined by the Board of Directors (a “Final Judgment”), then the participant would receive 25% of the Original Cash-Based Retention Awards. In the event of no Final Judgment on or prior to such date, then 1% of such Original Cash-Based Retention Awards would vest and be payable to the participant.
•
On June 21, 2021, if a Final Judgment had not been rendered prior to such date, then an additional 1% of the Original Cash-Based Retention Awards would vest while if a Final Judgment had been rendered prior to such date, then an additional amount of the Original Cash-Based Retention Awards reflecting a cumulative of 50% of the Original Cash-Based Retention Awards would vest and be payable to the participant.
•
On June 21, 2022, if a Final Judgment had not been rendered prior to such date, then an additional 1% of the Original Cash-Based Retention Awards would vest while if a Final Judgment had been rendered prior to such date, then an additional amount of the Original Cash-Based Retention Awards reflecting a cumulative of 75% of the Original Cash-Based Retention Awards would vest and be payable to the participant.
•
On June 21, 2023, if a Final Judgment had not been rendered prior to such date, then an additional 1% of the Original Cash-Based Retention Awards would vest while if a Final Judgment had been rendered prior to such date, then an additional amount of the Original Cash-Based Retention Awards reflecting a cumulative of 100% of the Original Cash-Based Retention Awards would vest and be payable to the participant.
•
After June 21, 2023, if a Final Judgment had not been rendered prior to such date, then an additional amount of the Original Cash-Based Retention Awards reflecting a cumulative of up to 100% of the Original Cash-Based Retention Awards would vest on the date of a Final Judgment and be payable to the participant.

Termination. Upon the termination of the participant’s service for any reason, unless otherwise determined by the Compensation Committee, all unvested portions of the Original Cash-Based Retention Awards would be forfeited and canceled with no compensation owed in respect of such amounts to participant.

Change of Control. Upon a qualified liquidity event (as defined in the applicable award agreement), the Board of Directors will have the right, in its sole discretion, to cause any remaining unvested amounts of the Original Cash-Based Retention Awards to vest reflecting a cumulative of up to 100% of the Original Cash-Based Retention Awards.

Other provisions. The agreements relating to the Original Cash-Based Retention Awards contain customary provisions relating to confidentiality, non-competition and non-solicitation.

On September 25, 2019, the Board of Directors amended the terms and conditions of the Original Cash-Based Retention Awards (the “Amended Cash-Based Retention Awards”). The material changes to the Original Cash-Based Retention Awards as reflected in the Amended Cash-Based Retention Awards relate to vesting (as described below) and certain adjustments to the amounts to be awarded:

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

The provisions relating to termination, change of control, confidentiality, non-competition and non-solicitation were generally unchanged from the Original Cash-Based Retention Awards.

On January 18, 2021, the Compensation Committee approved the grant to the named executive officers (other than the Chief Executive Officer) and certain key employees, and the Board of Directors approved for the Chief Executive Officer, certain additional cash-based long term retention awards on the same terms and conditions as the Amended Cash-Based Retention Awards except that 50% of the amounts vest on June 21, 2021 and the remaining 50% vest on June 20, 2022 (the “2021 Cash-Based Retention Awards”).

Severance and Other Termination Payments

The named executive officers are entitled to receive severance benefits under the terms of their employment agreements. Prior to the effectiveness of our chapter 11 bankruptcy plan on February 10, 2016, Messers. Halkett and Thomson and Ms. Ibrahim were covered by the Company’s change of control policy. The purpose of the change of control policy was to:

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

In connection with the negotiation of the Amended and Restated Employment Agreements (as defined below) in connection with emergence from chapter 11 bankruptcy, the economic terms of the change of control policy were incorporated into the Amended and Restated Employment Agreements in order to streamline the provision of severance and related benefits with respect to those executives who are party to those employment agreements.

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

Other Compensation Policies

Other Compensation. We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. We also provide certain of our executive officers with a limited number of perquisites which we believe are reasonable and competitive with other companies of our size in our industry. For certain executive officers, these include reimbursement for the cost of an annual physical, a car allowance, and/or certain housing expenses, as well as certain expatriate benefits described in more detail below. The amounts paid to each of the Company’s named executive officers in respect of such benefits are shown in the “All Other Compensation” column of the 2021 Summary Compensation Table.

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

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million per year on the amount of compensation paid to certain of a public company’s executive officers that may be deductible for any single taxable year. The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) and, among other things, expanded the definition of “public company” to include companies that have reporting obligations under Section 15(d) of the Exchange Act. As a result, for taxable years beginning after December 31, 2017, certain compensation paid by the Company to our “covered employees” (as defined under Section 162(m)) that exceeds $1 million may not be deductible to the Company. The Compensation Committee considered the impact of Section 162(m) in making compensation decisions during 2021, but did not base any of its compensation decisions solely on the applicable tax consequences. The Compensation Committee will continue to monitor the impact of Section 162(m) on the Company’s executive compensation programs.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2021, 2020 and 2019.

				Non-Equity Incentive Plan Compensation	Stock Awards	All Other Compensation	Total Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (3)	($) (2)	($) (1)	($) (4)	($)
Ihab Toma	2021	450,000	1,127,565	781,100	-	107,028	2,465,693
Chief Executive Officer	2020	450,000	952,565	430,500	-	115,835	1,948,900
	2019	500,000	952,565	680,015	-	118,851	2,251,431
Douglas W. Halkett	2021	387,000	551,283	537,397	-	80,920	1,556,600
Chief Operating Officer	2020	387,000	476,283	296,184	-	86,370	1,245,837
	2019	430,000	476,283	467,850	-	86,370	1,460,503
Douglas E. Stewart	2021	256,500	1,253,207	333,920	-	32,951	1,876,578
Chief Financial Officer, General Counsel and	2020	267,133	1,190,707	184,039	-	32,054	1,673,933
Corporate Secretary	2019	285,000	1,190,707	290,706	-	30,187	1,796,600
William L. Thomson	2021	256,500	348,270	445,227	-	54,735	1,104,732
Vice President -	2020	267,133	285,770	245,385	-	50,254	848,542
Marketing and Business Development	2019	285,000	285,770	331,084	-	57,522	959,376
Linda J. Ibrahim	2021	198,000	216,513	240,579	-	23,400	678,492
Chief Accounting Officer	2020	206,208	190,514	132,594	-	23,331	552,647
and Vice President of Tax

(1)
No equity-based compensation awards were granted during 2019, 2020 or 2021.
(2)
The amounts shown reflect amounts earned by the named executive officers in respect of performance under the respective year's Annual Bonus Program. These amounts were paid to the named executive officers in a lump sum early in the subsequent year.
(3)
The amounts shown reflect amounts earned by the named executive officers in respect of vesting of one quarter of awards paid to each named executive officer in respect of the 2021 Vesting Event under the Amended Cash-Based Retention Awards and one half of awards paid to each named executive officer in respect of the 2021 Cash-Based Retention Awards.
(4)
Additional detail for 2021 “All Other Compensation” is provided in the table below:

Name	Schooling ($) (i)	Housing ($)	401(k) Contributions ($)	Home Airfare ($)	Vehicle ($)	Other Compensation ($)(ii)	Total ($)
Ihab Toma	—	92,544	—	2,000	11,444	1,040	107,028
Douglas W. Halkett	—	68,021	—	2,000	10,899	—	80,920
Douglas E. Stewart	—	—	17,400	—	14,400	1,151	32,951
William L. Thomson	27,296	—	17,400	—	9,000	1,040	54,735
Linda J. Ibrahim	—	—	17,400	—	6,000	—	23,400
(i)
Amount shown consists of approximately $20,000 in respect of school tuition expenses for Mr. Thomson’s children and a related gross up payment of $7,296.
(ii)
Amounts shown for Messrs. Toma, Stewart and Thomson are for payment of tax preparation fees. Fees were paid in 2022 for Mr. Stewart’s tax preparation fees incurred during 2021.

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

Under the terms of the Amended and Restated Employment Agreements, Messrs. Halkett and Thomson and Ms. Ibrahim are prohibited from competing with us or soliciting any of our customers or employees for a period of time following the termination of his or her employment, the duration of which is based on the circumstances of termination.

On July 1, 2021, the Company’s Board of Directors appointed Linda J. Ibrahim to the role of Chief Accounting Officer of the Company. Along with this role, Ms. Ibrahim continues to serve as the Company’s Vice President of Tax, a role she has held at the Company since February 2015, respectively. Ms. Ibrahim’s employment agreement with the Company remained unchanged other than to acknowledge the increase in her duties and responsibilities.

On May 10, 2016, we entered into an employment agreement with Mr. Stewart in connection with his appointment as Vice President, General Counsel and Corporate Secretary of the Company, to be effective on June 9, 2016. His employment agreement has an initial term of one year. The other terms of Mr. Stewart’s employment agreement are substantially the same as those in the Amended and Restated Employment Agreements.

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

Pursuant to the Employment Agreement, Mr. Toma receives an annual base salary of $500,000, and has the opportunity to earn an annual bonus based on his and/or our achievement of certain performance criteria established by the Compensation Committee. For each fiscal year beginning with our 2017 fiscal year, Mr. Toma’s target annual bonus opportunity will be equal to 100% of his annual base salary (the “Target Annual Bonus”), subject to a maximum annual bonus payout equal to 200% of his base salary. In 2021, Mr. Toma also received a housing allowance of $6,812 per month.

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

On March 31, 2020, as part of our efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19 in 2020, each named executive officer entered into an amendment and waiver to their employment agreement, agreeing to a 20% reduction in salary effective April 1, 2020 until June 30, 2020 and waiving any claim the executive may have to claim “good reason” in connection therewith. The reduction in base salary had no effect on the other terms of the Employment Agreements. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020 and then subsequently reduced by 10% on July 1, 2020. These reduced base salary levels remain in effect, but will have no effect on the other terms of the Employment Agreements (for example, severance provisions).

In connection with the conversion of the Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes into the Company’s ordinary shares on December 4, 2019, each restricted stock unit was converted into the right to receive approximately 2.868 Company common shares.

Grants of Plan Based Awards Table

The following table provides information with respect to incentive plan-based awards made during fiscal year 2021 to the named executive officers.

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All other stock awards: Number of shares of stock or units (#) (2)	Grant date fair value of stock and option awards ($) (2)
Ihab Toma (1)	1/1/2021	-	500,000	1,000,000	-	-
Douglas W. Halkett (1)	1/1/2021	-	344,000	688,000	-	-
Douglas E. Stewart (1)	1/1/2021	-	213,750	427,500	-	-
William L. Thomson (1)	1/1/2021	-	285,000	570,000	-	-
Linda J. Ibrahim (1)	1/1/2021	-	154,000	308,000	-	-
(1)
Represents the target and maximum amounts payable to each named executive officer under the terms of the 2021 Annual Bonus Program. Pursuant to the terms of the 2021 Annual Bonus Program, no payment in respect of a particular performance goal may be earned unless “threshold” level with respect to that performance goal has been achieved. For any performance that falls between levels (e.g., between threshold and target level, and between target and maximum level), payout amounts are linearly interpolated between the two applicable reference points. For the amounts earned in respect of 2021, see the “Non-Equity Incentive Compensation Plan” column of the 2021 Summary Compensation Table.
(2)
No new restricted stock units were granted to executive officers during 2021.

Outstanding Equity Awards at Year End

The following table provides information with respect to the status, as of December 31, 2021, of all unvested restricted stock unit awards held by each of the named executive officers.

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($) (3)	Market Value of Shares or Units of Stock That Have Not Vested
Ihab Toma	-			-
Ihab Toma		12,407	71,342	-
Douglas W. Halkett	-			-
Douglas W. Halkett		5,974	34,350	-
Douglas E. Stewart	-			-
Douglas E. Stewart		3,446	19,817	-
William L. Thomson	-			-
William L. Thomson		2,757	15,854	-
William L. Thomson	-			-
William L. Thomson		689	3,962	-
Linda J. Ibrahim	-			-
Linda J. Ibrahim		2,298	13,211	-
(1)
No officers had unvested time-based restricted stock units as of December 31, 2021.
(2)
Performance-based restricted stock units granted to our named executive officers vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a “qualified liquidity event” or, if later, February 10, 2023. The minimum percentage of performance-based restricted stock units that are eligible at the threshold level of achievement is 10 percent of the total performance-based restricted stock units granted, and the maximum number is 100 percent of the total performance-based restricted stock units granted. For Messrs. Toma, Halkett, Stewart, and Thomson and Ms. Ibrahim, respectively, there are 124,073; 59,739; 34,464; 34,464 and 22,976 performance-based restricted stock units eligible to vest as of December 31, 2021.
(3)
The market value of unearned performance-based restricted stock units is equal to the number of unvested performance-based restricted that would be eligible to vest as a result of “threshold” level of achievement of the applicable performance criteria (i.e., 10% of the number of performance-based restricted stock units granted) times $5.75, the fair market value of one of our shares on December 31, 2021, based on broker-assisted trade indicators.

Fiscal Year 2021 Stock Vested

The following table contains information about restricted stock units that vested during fiscal year 2021.

Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Ihab Toma	-	-
Douglas W. Halkett	-	-
Douglas E. Stewart	-	-
William L. Thomson	-	-
Linda J. Ibrahim	2,462	14,157
(1)
Per the terms of the award agreements, the time-based restricted stock units granted to the named executive officers during 2016 vest 1⁄4 on each of the first four anniversaries of February 10, 2016, but the settlement of the restricted stock units is deferred until the earlier of (i) the seventh anniversary of February 10, 2016, and (ii) a qualified liquidity event as defined in the Amended 2016 MIP. The amounts shown under the “Number of Units Acquired on Vesting” column represents the number of time-based restricted stock units that vested for each named executive officer on March 21, 2021, and the amounts shown under the “Value Realized on Vesting” column represents the applicable number of restricted stock units multiplied by $5.75. However, no common stock or other property was received by the named executive officers in connection with such vesting event.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause, or in the event of a change of control, each as of December 31, 2021, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination

Compensation Type	Ihab Toma	Douglas W. Halkett	Douglas E. Stewart	William L. Thomson	Linda J. Ibrahim

Salary (1)……………………………	$1,000,000	$860,000	$285,000	$285,000	$220,000
Target Annual Incentive Bonus (1)…….	$1,000,000	$688,000	$213,750	$285,000	$154,000
Accelerated Vesting of Equity Awards (2)….	$-	$-	$-	$-	$-
	$2,000,000	$1,548,000	$498,750	$570,000	$374,000

Termination Following a Change of Control

Salary (3)……………………………	$1,500,000	$1,290,000	$285,000	$570,000	$440,000
Average Annual Incentive Bonus (3)…….	$1,891,615	$1,301,431	$269,555	$681,131	$394,227
Accelerated Vesting of Equity Awards (4)….	$-	$-	$-	$-	$-
Accelerated Vesting of Cash-Based Retention Awards (5)….	$1,127,565	$551,283	$1,253,207	$348,270	$216,513
	$4,519,180	$3,142,714	$1,807,762	$1,599,401	$1,050,740
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
(3)
Reflects payments equal to three years of annual salary and average annual bonus for Messrs. Halkett and Toma, and one year of salary and average annual bonus for Mr. Stewart and two years of salary and average annual bonus for Mr. Thomson and Ms. Ibrahim, payable pursuant to the terms of their respective employment agreements.
(4)
Pursuant to the applicable award agreements, time-based restricted stock units granted to the named executive officers during 2016 will vest immediately upon a qualified liquidity event, as defined in the Amended 2016 MIP. As of December 31, 2021, all time-based restricted stock units granted to the named executive officers have vested. If a qualified liquidity event had occurred on December 31, 2021, all of the named executive officers’ performance-based units would have vested based on the multiple of “total enterprise value” of the Company measured as of December 31, 2021. The table above assumes that, as of December 31, 2021 (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), the multiple of “total enterprise value” of the Company would have fallen below the “threshold” level of achievement, and therefore no value is included in the table above in respect of accelerated vesting of the performance-based restricted stock units.
(5)
Pursuant to the applicable award agreements, upon a change of control, the Board of Directors will have the right to cause the Amended Cash-Based Retention Awards to fully vest if such awards had not already vested by such time.

Pursuant to the Amended and Restated Employment Agreements, and pursuant to Mr. Stewart’s employment agreement, upon a termination without “cause” or by the executive for “good reason”, other than in connection with a change of control, the named executive officers are eligible to receive severance payments in an amount equal to one-times the sum of the executive officer’s base salary and target annual bonus for the year of termination (two-times such amount for Mr. Halkett). If such termination occurs within 6 months prior to, or within 24 months following, a change of control, then these named executive officers are eligible to receive an amount equal to a multiple of the sum of (i) the executive’s annual base salary plus (ii) the executive’s “average bonus amount” (as defined in the employment agreement, and which generally means the average of any annual bonuses paid or payable during the three-year period prior to occurrence of the change of control (but no less than the target annual bonus for any such year. Such multiple is equal to three-times such amount for Mr. Halkett, two-times such amount for Mr. Thomson and Ms. Ibrahim, and one-times such amount for Mr. Stewart. Cash payments are payable in accordance with the Company’s regular payroll cycle over the applicable severance period, except in the case of a termination in connection with a change of control, in which case the payments are made in a lump sum within sixty days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary, bonus and the value of any equity awards.

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

If we terminate Mr. Toma’s employment without “cause” or if Mr. Toma resigns his employment for “good reason” (as those terms are defined in his employment agreement, and in either case, a “Qualifying Termination”), Mr. Toma will be eligible to receive an amount equal to two times the sum of (i) his annual base salary plus (ii) his target annual bonus, payable in equal installments over a two-year period following the termination date. In the event of an “anticipatory termination” within six months prior to a “change of control” (as those terms are defined in the employment agreement) or a Qualifying Termination within two years following a change of control, Mr. Toma will be eligible to receive one year of outplacement assistance and an amount equal to three times the sum of (i) his annual base salary plus (ii) his “average bonus amount” (as defined in the employment agreement, and which generally means the average of any annual bonuses paid or payable during the three-year period prior to occurrence of the change of control (but no less than his target annual bonus for any such year)), payable in equal installments over a three-year period following the termination date. In the event of Mr. Toma’s death or “disability” (as defined in the employment agreement), he will be eligible to receive a pro-rated annual bonus, based on the actual achievement of the applicable performance criteria, and pro-rated for the number of days Mr. Toma was employed with the Company during the Company’s applicable fiscal year. In order to receive any of the severance benefits described above, Mr. Toma must execute a valid release of claims in favor of the Company. The employment agreement provides that Mr. Toma will not compete with us or solicit our customers or employees, in any case during his employment with us or for a period of one year thereafter. This period increases to two years in the case of Mr. Toma’s retirement from the Company and, in the case of the non-competition provision, is also extended to coincide with his continued receipt of severance benefits (for a period of up to two years following the termination of his employment with us).

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

In 2021, none of the independent board members received a restricted stock unit award. Rather, in February 2021, the Board granted each of the independent board members in lieu of any restricted stock unit award a cash award equal to $66,667 in respect of their service in 2021, which was paid in February 2022.

The board members currently determined to be independent for purposes of receiving compensation during 2021 were Messrs. Bates, Larsen, and Wells. All of the directors are reimbursed for reasonable, necessary and documented travel, subsistence, and other related expenses incurred in connection with the performance of their official board duties.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	All other compensation ($)	Total
Thomas Bates	244,667	-	-	244,667
Nils E. Larsen	209,667	-	-	209,667
L. Spencer Wells	209,667	-	-	209,667
Paul A. Gordon	-	-	-	-
Richard B. Aubrey III	-	-	-	-
Manuel A. Garcia	-	-	-	-
(1)
Includes a cash award equal to $66,667 granted to each of the independent board members in February 2021, in respect of their service in 2021, in lieu of any restricted stock unit award, which was paid in February 2022.
(2)
During 2021, none of the independent board members received a restricted stock unit award. As of December 31, 2021, Mr. Bates, Mr. Larsen and Mr. Wells held 1,235, 624 and 624 unvested restricted stock units each, respectively.

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
Manuel A. Garcia

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

We determined that, as of December 31, 2021, our employee population consisted of 410 individuals, not including our CEO. As of such date, approximately 96% of our employee population was located outside of the U.S.

To identify the median employee, we calculated the total cash compensation of each employee for the twelve-month period ended December 31, 2021. Total cash compensation for these purposes included base salary, bonuses and comparable cash elements of compensation in non-U.S. jurisdictions and was calculated using internal payroll records. We did not apply any cost of living adjustments as part of the calculation. We annualized the compensation of all permanent employees who were hired in 2021 but did not work for us or our consolidated subsidiaries for the entire fiscal year, but did not annualize the compensation of any part-time employee. We did not include any independent contractors or leased employees in our determination.

Once we identified the median employee, we calculated all of the elements of such employee’s compensation for the 2021 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an estimated annual total compensation of $84,863. To calculate the annual total compensation of Mr. Toma, we used the amount reported in the “Total” column of the 2021 Summary Compensation Table included in this Form 10-K/A, which was $2,465,693, resulting in a ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees of 29 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 15, 2022, except as noted below, by (i) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (ii) each director, nominee for director and named executive officer, and (iii) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 15, 2022.

Name of beneficial owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
Anchorage Capital Group, LLC (3)	4,773,285	36.40%
GoldenTree Asset Management, L.P. (4)	2,122,380	16.18%
Whitebox Advisors, LLC (5)	1,107,318	8.44%
Bank of America Merrill Lynch (6)	830,160	6.33%
Directors and named executive officers:
Thomas R. Bates, Jr.	—	—
Nils E. Larsen	—	—
L. Spencer Wells	—	—
Paul A. Gordon (7)	—	—
Manuel A. Garcia (7)	—	—
Ihab Toma	—	—
Douglas W. Halkett	—	—
Douglas E. Stewart	—	—
William L. Thomson	—	—
Linda J. Ibrahim	—	—
directors and executive officers as a group (10 persons)	—	—
(1)
Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is c/o Vantage Energy Services, Inc. 777 Post Oak Boulevard, Suite 440, Houston, Texas 77056.
(2)
Based on 13,115,026 ordinary shares outstanding as of April 28, 2022. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)
Based solely on information provided by Anchorage Capital Group, LLC as of April 19, 2022. Includes (i) 50,787 ordinary shares held of record by PCI Fund LLC (“PCI”) and (ii) 4,722,498 ordinary shares held of record by Anchorage Capital Master Offshore, Ltd. (“ACMO” and, together with PCI, the “Anchorage Funds”). Anchorage Advisors Management, L.L.C. (“Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Anchorage”), the investment advisor to the Anchorage Funds. Mr. Kevin Ulrich (“Mr. Ulrich”) is the Chairman of Anchorage and the senior managing member of Management. Management, Anchorage and Mr. Ulrich may be deemed to beneficially own the ordinary shares held by the Anchorage Funds. Management, Anchorage and Mr. Ulrich each disclaims beneficial ownership of such ordinary shares except to the extent, if any, of its or his pecuniary interests therein. Mr. Manuel A. Garcia, a managing director of Anchorage, and Mr. Paul Gordon, a senior advisor of Anchorage, are members of the Company’s board of directors. The business address for each of the funds named in this footnote 3 is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.
(4)
Based solely on information provided by GoldenTree Asset Management as of April 18, 2022. Includes (i) 85,954 ordinary shares held of record by GoldenTree Distressed Master Fund 2014 Ltd.; (ii) 13,796 ordinary shares held of record by GoldenTree Distressed Fund 2014 LP; (iii) 3,837 ordinary shares held of record by GN3 SIP Limited; (iv) 21,191 ordinary shares held of record by GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, L.P.; (v) 34,510 ordinary shares held of record by San Bernardino County Employees Retirement Association; (vi) 10,988 ordinary shares held of record by Crown Managed Accounts SPC - Crown/GT Segregated Portfolio; (vii) 5,901 ordinary shares held of record by Ginkgo Tree, LLC; (viii) 1,151,261 ordinary shares held of record by GoldenTree Distressed Master Fund III Ltd.; (ix) 445,955 ordinary shares held of record by GoldenTree Distressed Onshore Master Fund III LP; (x) 15,359 ordinary shares held of record by GoldenTree NJ Distressed Fund 2015 LP; (xi) 10,096 ordinary shares held of record by GoldenTree V1 Master Fund, L.P.; (xii) 52,015 ordinary shares held of record by GT Credit Fund LP; (xiii) 1,674 ordinary shares held of record by Guadalupe Fund, LP; (xiv) 1,918 ordinary shares held of record by Louisiana State Employees Retirement System; (xv) 1,247 ordinary shares held of record by MA Multi-Sector Opportunistic Fund, LP , (xvi) 27,739 ordinary shares held of record by GoldenTree Master Fund Ltd.; (xvii) 878 ordinary shares held of record by GT NM. L.P.; (xviii) 871 ordinary shares held of record by High Yield And Bank Loan Series Trust, (xiv) 2,822 ordinary shares held of record by GoldenVest LLC, and (xv) 234,368 ordinary shares held of record by Steven A. Tananbaum. The investment manager for each of the funds named in this footnote 4 is GoldenTree Asset Management LP (“GTAM LP”). GoldenTree Asset Management LLC (“GTAM LLC”) is the general partner of GTAM LP. The Chief Investment Officer of GTAM LP is Mr. Steven A. Tananbaum, who is also Managing Member of GTAM LLC. GTAM LP, GTAM LLC and Mr. Tananbaum may be deemed to beneficially own the shares held by each of the funds named in this footnote. GTAM LP, GTAM LLC and Mr. Tananbaum each disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein and Mr. Tananbaum’s direct ownership of 234,368 ordinary shares. The business address for each of the funds named in this footnote is 300 Park Avenue, 21st Floor, New York, NY 10022.
(5)
Based solely on information provided by Whitebox Advisors, LLC. As of April 18, 2022. Includes (i) 4,534 ordinary shares held of record by Whitebox GT Fund, LP; (ii) 1,082,764 ordinary shares held of record by Whitebox Multi-Strategy Partners, LP and;

(iii) 20,020 ordinary shares held of record by Pandora Select Partners, LP. The investment manager for each of the funds named in this footnote 5 is Whitebox Advisors LLC (“WBA”). Whitebox General Partner LLC (“WBGP”) is the general partner of Whitebox Multi-Strategy Partners, LP, Pandora Select Partners, LP and Whitebox GT Fund, LP. WBA and WBGP are owned by Robert Vogel, Jacob Mercer and Paul Roos, each of whom disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. The business address for each of the funds named in this footnote is 3033 Excelsior Boulevard, Suite 500, Minneapolis, MN 55416.
(6)
Based solely on information provided to the Company by a third party service provider as of March 15, 2022, which has not been verified by the holder named herein.
(7)
Does not include 4,773,285 ordinary shares held by the Anchorage Funds. Mr. Garcia, managing director of Anchorage and Mr. Gordon, senior advisor of Anchorage, are currently on the Board of Directors of Vantage Drilling International. Messrs. Garcia and Gordon disclaim beneficial ownership of any ordinary shares owned directly or indirectly by the Anchorage Funds.

Equity Compensation Plan Information as of December 31, 2021

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	606,892	N/A	356,488

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	606,892	N/A	356,488

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

Registration Rights Agreement

On February 10, 2016, in connection with the effectiveness of our Chapter 11 bankruptcy plan, we entered into a registration rights agreement with certain of our holders (the “Registration Rights Agreement”), which provides the holders party thereto certain registration rights. The Anchorage Funds are party to the Registration Rights Agreement. Messrs. Gordon and Garcia, members of the Company’s board of directors, are a senior advisor to and a managing director of Anchorage, respectively, the investment advisor to the Anchorage Funds.

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

Our Policies Regarding Review, Approval or Ratification of Related-Party Transactions

The Audit Committee is responsible for approving related party transactions. The Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflict of interest situations in accordance with the “Conflict of Interest” principles contained our Code of Conduct, which is available at www.vantagedrilling.com on the “About Us” page under the link “Our Vision and Values.” Such transactions must be approved by the Audit Committee prior to consummation. The Audit Committee charter is available at www.vantagedrilling.com on the “About Us” page under the link “Our Vision and Values.” This Internet address is provided for informational purposes only and is not intended to function as a hyperlink. Our website and the information contained in it or connected to it shall not be deemed to be included or incorporated herein.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

BDO USA, LLP (Houston, Texas PCAOB ID#243) (“BDO”), was engaged as the Company’s independent registered public accounting firm for the years ended December 31, 2021 and 2020. BDO billed the fees set forth below:

Fees	Year Ended December 31, 2020	Year Ended December 31, 2021
Audit Fees (1)	$ 536,000	$ 521,000
Audit-Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$ 536,000	$ 521,000

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings. All services provided by BDO during the years ended December 31, 2020 and December 31, 2021 were pre-approved by our Audit Committee.

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

2.2

Share Purchase Agreement, dated December 6, 2021, by and between Vantage Holdings International and ADES Arabia Holding (Incorporated by reference to Exhibit 2101 of the Form 10-K filed with the SEC on March 30, 2022)

3.1

Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company effective as of March 4, 2019 (Incorporated by reference by Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on March 8, 2019)

4.1

First Lien Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated as of November 30, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 4, 2018)

4.2

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-1 filed with the SEC on June 16, 2016)

4.4

First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019 (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-K filed with the SEC on March 10, 2020)

4.5

Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019 (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-K filed with the SEC on March 10, 2020)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders (as defined therein) party thereto (Incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the SEC on May 13, 2016)

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

21.1	Subsidiaries of Vantage Drilling International (Incorporated by reference to Exhibit 2101 of the Form 10-K filed with the SEC on March 30, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 (Filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ DOUGLAS E. STEWART
Name:	Douglas E. Stewart
Title:	Chief Financial Officer, General Counsel and Corporate Secretary
Date:	April 28, 2022