Form 10-Q
period 2022-03-31
VANTAGE DRILLING INTERNATIONAL
filed 2022-05-16
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

777 Post Oak Boulevard, Suite 440

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

The number of Vantage Drilling International Ordinary Shares outstanding as of May 2, 2022 is 13,115,026 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and the following:

•
reduced expenditures by oil and gas exploration and production companies;
•
general economic conditions and conditions in the oil and gas industry, including the worldwide supply and demand for oil and gas, and expectations regarding future prices of oil and gas;
•
excess supply of drilling units worldwide;
•
competition within our industry;
•
growing focus on climate change including regulatory, social and market efforts to address climate change, and its overall impact on the level of investments being directed to fossil fuel exploration and production companies, and their associated products or services;
•
our current level of indebtedness and ability to incur additional indebtedness in the near- and long-term;
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
•
our recent lack of overall profitability and whether we will generate material revenues or profits in the near- and long-term;
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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADES	ADES International Holding Ltd, an offshore and onshore provider of oil and gas drilling and production services in the Middle East, India and Africa
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
Board of Directors	The Company's board of directors
Comparable Quarter	The three months ended March 31, 2021
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Quarter	The three months ended March 31, 2022
DOJ	U.S. Department of Justice
EDC	Emerald Driller Company
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
OPEC	The Organization of the Petroleum Exporting Countries
OPEC+	The Organization of the Petroleum Exporting Countries plus 10 non-OPEC nations
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PBGs	Performance-based restricted stock units
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share and par value information)

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$62,234	$73,343
Restricted cash	726	1,621
Trade receivables, net of allowance for doubtful accounts of $5.0 million, each period	50,732	37,527
Materials and supplies	38,143	37,580
Assets held for sale	150,465	117,117
Prepaid expenses and other current assets	14,772	18,309
Total current assets	317,072	285,497
Property and equipment
Property and equipment	645,622	645,622
Accumulated depreciation	(276,751)	(266,018)
Property and equipment, net	368,871	379,604
Operating lease ROU assets	2,049	2,450
Other assets	31,915	31,843
Total assets	$719,907	$699,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$45,836	$31,420
Other current liabilities	42,692	31,533
Liabilities held for sale	15,985	6,720
Total current liabilities	104,513	69,673
Long–term debt, net of discount and financing costs of $2,732 and $3,142, respectively	347,268	346,858
Other long-term liabilities	16,504	17,012
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, each period	13	13
Additional paid-in capital	633,810	633,847
Accumulated deficit	(384,690)	(369,792)
Controlling interest shareholders' equity	249,133	264,068
Noncontrolling interests	2,489	1,783
Total equity	251,622	265,851
Total liabilities and shareholders' equity	$719,907	$699,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Contract drilling services	$44,913	$17,725
Management fees	1,103	98
Reimbursables and other	12,315	2,343
Total revenue	58,331	20,166
Operating costs and expenses
Operating costs	43,933	25,357
General and administrative	6,582	5,495
Depreciation	11,295	14,125
Total operating costs and expenses	61,810	44,977
Loss from operations	(3,479)	(24,811)
Other (expense) income
Interest income	4	100
Interest expense and other financing charges	(8,504)	(8,510)
Other, net	(775)	(614)
Total other expense	(9,275)	(9,024)
Loss before income taxes	(12,754)	(33,835)
Income tax provision	1,438	2,162
Net loss	(14,192)	(35,997)
Net (loss) income attributable to noncontrolling interests	706	(13)
Net loss attributable to shareholders	$(14,898)	$(35,984)
Loss per share
Basic and Diluted	$(1.14)	$(2.74)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Three-Month Period Ended March 31, 2021
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2021	13,115	$13	$634,181	$(259,655)	$1,206	$375,745
Share-based compensation	—	—	306	—	—	306
Share-based compensation - dividend equivalents	—	—	(760)	—	—	(760)
Net loss	—	—	—	(35,984)	(13)	(35,997)
Balance March 31, 2021	13,115	$13	$633,727	$(295,639)	$1,193	$339,294

	Three-Month Period Ended March 31, 2022
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2022	13,115	$13	$633,847	$(369,792)	$1,783	$265,851
Share-based compensation	—	—	26	—	—	26
Share-based compensation - dividend equivalents	—	—	(63)	—	—	(63)
Net (loss) income	—	—	—	(14,898)	706	(14,192)
Balance March 31, 2022	13,115	$13	$633,810	$(384,690)	$2,489	$251,622

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,192)	$(35,997)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	11,295	14,125
Amortization of debt financing costs	410	410
Share-based compensation expense	26	306
Deferred income tax expense (benefit)	365	(150)
Gain on disposal of assets	(1,893)	(2,733)
Changes in operating assets and liabilities:
Trade receivables, net	(13,205)	(430)
Materials and supplies	(482)	9
Prepaid expenses and other current assets	155	(1,766)
Other assets	(16,639)	(2,069)
Accounts payable	23,165	(878)
Other current liabilities and other long-term liabilities	2,790	13,822
Net cash used in operating activities	(8,205)	(15,351)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(6,899)	(456)
Net proceeds from sale of assets	3,100	—
Net proceeds from sale of Titanium Explorer	—	13,557
Net cash (used in) provided by investing activities	(3,799)	13,101
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—
Net decrease in unrestricted and restricted cash and cash equivalents	(12,004)	(2,250)
Unrestricted and restricted cash and cash equivalents—beginning of period	90,608	154,487
Unrestricted and restricted cash and cash equivalents—end of period	$78,604	$152,237
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$9
Income taxes (net of refunds)	1,769	785
Non-cash investing and financing transactions:
Accrued additions to property and equipment	8,097	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the “Company”), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for third-party owned drilling units, we provide operations and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction, and preservation management services for rigs that are stacked.

Geopolitical Instability Caused by the Conflict in Ukraine

The markets generally exhibited a strong recovery in global oil prices during 2021, a trend which was further exemplified during the first quarter of 2022, reaching $125.72 per barrel in March 2022. While our management anticipates the continuation of the upward trend in the near-term, oil and gas prices are still expected to continue to be volatile as a result of, among other factors, (i) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and new variants and the pace of vaccine rollouts, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the invasion of Ukraine by Russia in February 2022, the associated response undertaken by western nations, such as the implementation of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries’ ability to reach production targets in the near term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, and (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and decline.

In particular, the invasion of Ukraine by Russia has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets with which we operate. While it is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, supply chains, financial markets and currency exchange rates, hydrocarbon price volatility in particular is likely to continue for the foreseeable future. To the extent negotiations of a cease fire between Russia and Ukraine are unsuccessful, the potential destruction of critical oil-related infrastructure in Ukraine, and the implementation of further sanctions and other measures taken by governmental bodies and private actors, could have a lasting impact in the near- and long-term on the (i) operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy.

While our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will ultimately have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (the “ADES Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia (the “ADES Sale”) all of the issued and outstanding equity of VHI’s wholly-owned subsidiary, EDC. EDC is the owner of the following jackup rigs, each of which are currently operating in Qatar: the Emerald Driller; the Sapphire Driller; and the Aquamarine Driller. The ADES Purchase Agreement became effective on December 20, 2021 and the transactions contemplated under such agreement are expected to close in the second quarter of 2022. Pursuant to the ADES Purchase Agreement, VHI will receive an aggregate cash consideration payment of $170.0 million (the “Cash Consideration Payment”). In addition to the Cash Consideration Payment, the Company anticipates that it will receive from ADES Arabia approximately $34 million in certain reimbursable amounts in relation to the preparation and mobilization costs associated with the Sapphire Driller and Aquamarine Driller Qatari contracts incurred prior to closing of the ADES Sale (the “Reimbursable Amounts”). However, both the Cash Consideration Payment and Reimbursable Amounts are subject to potential adjustments contemplated by the ADES Purchase Agreement, and therefore, the actual amounts of the Cash Consideration Payment and Reimbursable Amounts that are ultimately received by the Company could vary from those set forth above.

Moreover, certain subsidiaries of the Company and ADES agreed, in connection with the ADES Purchase Agreement, to enter into a three-year support services agreement (the “ADES Support Services Agreement”), pursuant to which a subsidiary of the Company agreed to provide support services to EDC with respect to the Emerald Driller, Sapphire Driller and Aquamarine Driller. The Company and ADES also entered into an agreement on December 6, 2021 (the “Collaboration Agreement”) to pursue a global strategic alliance in order to leverage both the ADES Support Services Agreement and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to the Collaboration Agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

While the Company continues to evaluate potential uses of the proceeds it anticipates will be derived from the ADES Sale, the Company is limited in how it may deploy and utilize such proceeds as a result of the terms of the First Lien Indenture. In particular, the Company may only use the proceeds from the ADES Sale to repay, prepay or purchase our senior secured indebtedness (including the 9.25% First Lien Notes), acquire all or substantially all of the assets or capital stock of any other entity engaged in a similar or complementary business to the Company’s lines of business, or make capital expenditures or acquire non-current assets (including vessels and related assets) that are useful in such lines of business (including any deposit or installment payments with respect thereto as well as any expenditures related to the acquisition, construction or “ready for sea” costs of such vessels). To the extent such proceeds are not so applied (or committed to be applied) within one year after receipt, the Company will be required to offer to purchase the 9.25% First Lien Notes with such proceeds.

Ongoing Impact of the COVID-19 Pandemic

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. Our Consolidated Balance Sheet at December 31, 2021 is derived from our December 31, 2021 audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Current assets	$22,635	$8,099
Non-current assets	288	212
Current liabilities	9,545	2,838
Non-current liabilities	8,327	1,859
Net carrying amount	$5,051	$3,614

As ADVantage is a majority owned subsidiary of the Company, it serves as a guarantor under the First Lien Indenture relating to the 9.25% First Lien Notes. The 9.25% First Lien Notes are secured by a first priority lien on all of the assets of ADVantage, subject to certain exceptions. Creditors’ recourse against ADVantage for liabilities of ADVantage is limited to the assets of ADVantage.

See “Note 9. Supplemental Financial Information” of these “Notes to Unaudited Consolidated Financial Statements” for additional information regarding related party transactions associated with this joint venture.

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from our Consolidated Balance Sheets and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. For the three months ended March 31, 2022 and 2021, we recognized a net gain of approximately $1.9 million and $2.7 million, respectively, related to the sale or retirement of assets.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. As of March 31, 2022, no triggering event has occurred to indicate that the carrying value of our drilling rigs may not be recoverable.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers (or customer groups) indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for doubtful accounts. The allowance for doubtful accounts on our trade receivables was $5.0 million as of each of March 31, 2022 and December 31, 2021, respectively. This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other similar events for which we would still be entitled to receive payment under the applicable contract. We disagree with the customer's decision and are currently evaluating our remedies, if any, under the applicable contract.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2022	2021
	(unaudited, in thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	13,115
Restricted share equity awards	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	13,115

The following sets forth the number of shares excluded from diluted EPS computations:

	Three Months Ended March 31,
	2022	2021
	(unaudited, in thousands)
Restricted share equity awards	220	218
Future potentially dilutive Ordinary Shares excluded from diluted EPS	220	218

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three months ended March 31, 2022 and 2021, we recognized a net loss of approximately $0.8 million and $0.6 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in our Consolidated Balance Sheets principally due to the short-term nature or floating rate nature of these instruments. As of March 31, 2022, the fair value of the 9.25% First Lien Notes was approximately $335.3 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Recently Adopted Accounting Standards:

No new accounting standards were adopted during the three-month period ended March 31, 2022.

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Jackups	Deepwater	Managed	Consolidated	Jackups	Deepwater	Managed	Consolidated
(unaudited, in thousands)
Dayrate revenue	$15,331	$25,996	$1,103	$42,430	$8,898	$8,827	$98	$17,823
Amortized revenue	220	3,366	—	3,586	—	—	—	—
Reimbursable revenue	2,207	2,976	7,132	12,315	2,322	21	—	2,343
Total revenue	$17,758	$32,338	$8,235	$58,331	$11,220	$8,848	$98	$20,166

Dayrate revenue and amortized revenue for “Jackups” and “Deepwater” are included within “Contract drilling services” in our Consolidated Statement of Operations. Dayrate revenue for “Managed” is included within “Management fees” in our Consolidated Statement of Operations. All other revenue are included within “Reimbursables and other” in our Consolidated Statement of Operations.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Current contract cost assets	$1,625	$1,405
Noncurrent contract cost assets	5,917	6,832
Noncurrent contract cost assets - held for sale	20,095	4,196
Current contract revenue assets	—	1,903
Current contract revenue liabilities	17,872	12,311
Noncurrent contract revenue liabilities	1,647	1,893

Significant changes in contract cost assets and contract revenue liabilities during the three months ended March 31, 2022 are as follows:

	Contract Cost Assets	Contract Revenue Assets	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2021	$12,433	$1,903	$14,204
Increase (decrease) due to contractual changes	17,899	—	14,187
Decrease due to recognition of revenue	(2,695)	(1,903)	(8,872)
Balance as of March 31, 2022 (1)	$27,637	$—	$19,519
(1)
We expect to recognize contract revenues of approximately $18.6 million during the remaining nine months of 2022 and $0.9 million thereafter related to unsatisfied performance obligations existing as of March 31, 2022.

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

The components of lease expense were as follows:

		Three Months Ended March 31,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2022	2021
Operating lease cost(1)	Operating costs	$255	$902
Operating lease cost(1)	General and administrative	284	152
Sublease income	Operating costs	—	(121)
Sublease income	General and administrative	(183)	(62)
Total operating lease cost		$356	$871

(1) Short-term lease costs were approximately $0.1 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheets	March 31, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease ROU assets	$2,049	$2,450
	Operating lease ROU assets - Held for sale	205	197
Total leased assets		$2,254	$2,647
Liabilities:
Current operating	Other current liabilities	$1,580	$1,710
	Other current liabilities - Held for sale	150	103
Noncurrent operating	Other long-term liabilities	644	969
	Other long-term liabilities - Held for sale	66	93
Total lease liabilities		$2,440	$2,875

As of March 31, 2022, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining nine months of 2022	$1,491
2023	1,096
2024	—
2025	—
2026	—
Total future lease payments	$2,587
Less imputed interest	(147)
Present value of lease obligations	$2,440

The weighted average discount rate was 9.25% as of both March 31, 2022 and December 31, 2021. The weighted average remaining lease term for operating leases was 1.35 years and 1.56 years as of March 31, 2022 and December 31, 2021, respectively. ROU assets and lease liabilities recorded for leases commencing during the three months ended March 31, 2022 was immaterial.

5. Debt

Our debt was composed of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $2,732 and $3,142, respectively	$347,268	$346,858
Less current maturities of long-term debt	—	—
Long-term debt, net	$347,268	$346,858

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit facility to replace the letter of credit facility formerly existing under the 2016 Term Loan Facility. The facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $0.1 million in letters of credit under this facility as of March 31, 2022.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. As of March 31, 2022, 13,115,026 Ordinary Shares were issued and outstanding.

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

No awards were granted to employees or directors during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, 1,564 of previously-granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards. For the three months ended March 31, 2022, share-based compensation expense related to the TBGs was immaterial. For the three months ended March 31, 2021, we recognized share-based compensation expense related to the TBGs of approximately $0.3 million. As of March 31, 2022, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share based compensation expense was recognized for PBGs.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016 Amended MIP. As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $8.8 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at March 31, 2022 to be paid upon settlement of the TBGs.

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI’s change in tax status did not have a material impact on our consolidated financial statements as of March 31, 2022.

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

The damages claimed in the proceeding are in the amount of BRL 102.8 million or approximately $22.2 million (changes in the U.S. dollar amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $88.9 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On February 13, 2019, the Company learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the U.S. DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the approximate amount of $88.9 million.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Sales tax receivable	$6,547	$8,445
Other receivables	293	234
Income tax receivable	761	1,423
Prepaid insurance	695	257
Current deferred contract costs	1,625	1,405
Current contract asset	—	1,903
Other	4,851	4,642
	$14,772	$18,309

Assets Held for Sale

Assets held for sale consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Trade receivables, net	$7,307	$7,306
Materials and supplies	13,194	13,510
Prepaid expenses and other current assets	7,561	3,768
Property & equipment, net	100,903	87,441
Noncurrent deferred contract costs	20,095	4,196
Operating lease ROU asset	205	197
Other noncurrent assets	1,200	699
	$150,465	$117,117

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Drilling equipment	$625,134	$626,546
Assets under construction	1,560	148
Office and technology equipment	18,405	18,405
Leasehold improvements	523	523
	645,622	645,622
Accumulated depreciation	(276,751)	(266,018)
Property and equipment, net	$368,871	$379,604

Other Assets

Other assets consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Noncurrent restricted cash	$15,644	$15,644
Deferred certification costs	5,182	5,199
Noncurrent deferred contract costs	5,917	6,832
Deferred income taxes	1,627	1,776
Other noncurrent assets	3,545	2,392
	$31,915	$31,843

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Interest	$12,230	$4,136
Compensation (1)	7,207	7,040
Income taxes payable	3,129	5,589
Current deferred revenue	17,872	12,311
Current portion of operating lease liabilities	1,580	1,710
Other	674	747
	$42,692	$31,533

(1) Includes $3.5 million as of March 31, 2022 and $2.3 million as of December 31, 2021 related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP.

Liabilities Held for Sale

Liabilities held for sale consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Accounts payable	$12,889	$4,140
Compensation	542	464
Income taxes payable	919	716
Current portion of operating lease liabilities	150	103
Deferred income taxes	1,407	1,190
Noncurrent operating lease liabilities	66	93
Other	12	14
	$15,985	$6,720

Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
2016 MIP - Dividend equivalent (1)	$8,798	$8,735
Noncurrent deferred revenue	1,647	1,893
Noncurrent operating lease liabilities	644	969
Other non-current liabilities	5,415	5,415
	$16,504	$17,012

(1) Dividend Equivalents on vested TBGs are payable on settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Cash and cash equivalents	$62,234	$73,343
Restricted cash	726	1,621
Restricted cash included within Other Assets	15,644	15,644
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$78,604	$90,608

Restricted cash represents cash held by banks as collateralizing letters of credit.

Related Party Transactions

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, has agreed to provide various services to ADES and ADES has agreed in turn to provide various services to ADVantage. As of March 31, 2022 and December 31, 2021, accounts receivable from ADES totaled $2.6 million and $0.5 million, respectively, included in “Trade Receivables” on the Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, accounts payable to ADES totaled approximately $6.3 million and $2.1 million, respectively, included in “Accounts payable,” on the Consolidated Balance Sheets.

On December 20, 2021, we entered into the ADES Purchase Agreement to sell to ADES Arabia all of the issued and outstanding equity of EDC, which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. We anticipate that the transactions contemplated by the ADES Purchase Agreement will close in the second quarter of 2022. For additional information regarding the ADES Purchase Agreement and the transactions contemplated thereunder, please see “Share Purchase Agreement to Sell EDC to ADES Arabia Holding” under “Note 1. Organization and Recent Events” of these Notes to Unaudited Financial Statements. In addition, the Company and ADES also entered into an agreement on December 6, 2021 (the “Collaboration Agreement”) to pursue a global strategic alliance in order to leverage both the ADES Support Services Agreement and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to the Collaboration Agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

VHI has entered into Framework Agreements and related Management and Marketing Agreements, as amended, on March 16, 2021 with Aquadrill, pursuant to which certain subsidiaries of VHI agreed to provide operating, management and marketing services to

Aquadrill and its subsidiaries (the “Aquadrill Entities”). Fees earned as a result of these agreements are included in “Management fees” and “Reimbursable and other” in our Consolidated Statement of Operations within the Managed Services segment as reported in “Note 10. Business Segment and Significant Customer Information.” Two of our shareholders that own a significant portion of our Ordinary shares also own an interest in Aquadrill LLC, formerly known as Seadrill Partners LLC (”Aquadrill”).

We did not have any related party transactions that were not conducted in the ordinary course of business as of March 31, 2022.

10. Business Segment and Significant Customer Information

Our operations are dependent on the global oil and gas industry and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies, and other international exploration and production companies. As the result of an increase in activity related to operating, management and marketing services for rigs owned by third-parties, the Company has two reportable segments: (1) “Drilling Services,” which includes activities related to owned jackup rigs and drillships and (2) “Managed Services,” which consists of activities related to rigs owned by third-parties. The chief operating decision maker evaluates the performance of our reportable segments using adjusted operating income (loss), which is a segment performance measure, because this financial measure reflects our ongoing profitability and performance. Adjusted operating income (loss) is defined as segment income (loss) from operations plus general and administrative expenses and depreciation. General and administrative expenses, other (expense) income, and income taxes are not allocated to the operating segments for purposes of measuring segment income (loss) from operations and are included in “Unallocated” in the table below. There are no intersegment revenues. Our segment results were as follows:

	Three Months Ended March 31, 2022
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$44,913	$—	$—	$44,913
Management fees	—	1,103	—	1,103
Reimbursables and other	5,183	7,132	—	12,315
Total revenue	50,096	8,235	—	58,331
Operating costs and expenses
Operating costs	36,438	7,495	—	43,933
General and administrative	—	—	6,582	6,582
Depreciation	10,856	—	439	11,295
Total operating costs and expenses	47,294	7,495	7,021	61,810
Income (loss) from operations	2,802	740	(7,021)	(3,479)
Other (expense) income
Interest income	—	—	4	4
Interest expense and financing charges	—	—	(8,504)	(8,504)
Other, net	—	—	(775)	(775)
Total other expense	—	—	(9,275)	(9,275)
Income (loss) before income taxes	$2,802	$740	$(16,296)	$(12,754)

Reconciliation of income from operations to segment adjusted operating income:	Drilling Services	Managed Services
Income from operations	$2,802	$740
Depreciation	10,856	—
Segment adjusted operating income	$13,658	$740

	Three Months Ended March 31, 2021
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$17,725	$—	$—	$17,725
Management fees	—	98	—	98
Reimbursables and other	2,343	—	—	2,343
Total revenue	20,068	98	—	20,166
Operating costs and expenses
Operating costs	25,357	—	—	25,357
General and administrative	—	—	5,495	5,495
Depreciation	13,715	—	410	14,125
Total operating costs and expenses	39,072	—	5,905	44,977
(Loss) income from operations	(19,004)	98	(5,905)	(24,811)
Other (expense) income
Interest income	—	—	100	100
Interest expense and financing charges	—	—	(8,510)	(8,510)
Other, net	—	—	(614)	(614)
Total other expense	—	—	(9,024)	(9,024)
(Loss) income before income taxes	$(19,004)	$98	$(14,929)	$(33,835)

Reconciliation of (loss) income from operations to segment adjusted operating (loss) income:	Drilling Services	Managed Services
(Loss) income from operations	$(19,004)	$98
Depreciation	13,715	—
Segment adjusted operating (loss) income	$(5,289)	$98

Our revenue by country and segment was as follows for the periods indicated (periods representing revenues of less than 10% are included in “Other countries”):

		Three months ended March 31,
Country	Segment	2022	2021
(unaudited, in thousands)
Egypt	Drilling Services	$17,121	$—
India	Drilling Services	13,289	8,855
UAE	Managed Services	8,188	—
Qatar	Drilling Services	7,385	7,197
Indonesia	Drilling Services	—	3,970
Other countries (1)	Drilling Services and Managed Services	12,348	144
Total revenues		$58,331	$20,166

(1) “Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

For the three months ended March 31, 2022 and 2021, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations. Three customers in our Drilling Services segment accounted for approximately 29%, 23% and 13% of consolidated revenue and one customer in our Managed Services segment accounted for approximately 14% of consolidated revenue for the three months ended March 31, 2022. Three customers in our Drilling Services segment accounted for approximately 44%, 36% and 20% of consolidated revenue for the three months ended March 31, 2021.

Information related to the Company’s “Total Assets” as reported on the Consolidated Balance Sheets is not available by reportable segment; however, a substantial portion of our assets are mobile drilling units included in the Drilling Services segment. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods. Our property and equipment, net by country, was as follows as of the dates indicated (as of dates representing property and equipment of less than 10% are included in “Other countries”):

	March 31, 2022	December 31, 2021
(unaudited, in thousands)
Egypt	$168,696	$173,187
India	92,754	96,583
Indonesia	62,188	63,581
Other countries (1)	45,233	46,253
Total property and equipment	$368,871	$379,604

(1) “Other countries” represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of March 31, 2022, and our results of operations for the three months ended March 31, 2022 and 2021. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we provide offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for third-party owned drilling units, we provide operations and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction and preservation management services for rigs that are stacked.

The following table sets forth certain current information concerning our offshore drilling fleet as of May 9, 2022:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Jackups
Topaz Driller	2009	375	30,000	Tunisia	Operating
Soehanah	2007	375	30,000	Thailand	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Egypt	Operating
Managed Rigs
Polaris	2008	10,000	37,500	Sri Lanka	Warm stacked
Aquarius	2008	10,000	35,000	Newfoundland	Cold stacked
Capella	2008	10,000	37,500	Indonesia	Operating
Held For Sale (2)
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Qatar	Operating
Aquamarine Driller	2009	375	30,000	Qatar	Contract preparation
(1)
The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.
(2)
On December 20, 2021, we entered into the ADES Purchase Agreement (as defined below under “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding”) to sell to ADES Arabia (as defined below under “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding”) all of the issued and outstanding equity of EDC, which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. These rigs are currently classified as held for sale on our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

Recent Developments

Geopolitical Instability Caused by the Conflict in Ukraine

The markets generally exhibited a strong recovery in global oil prices during 2021, a trend which was further exemplified during the first quarter of 2022, reaching $125.72 per barrel in March 2022. While our management anticipates the continuation of the upward trend in the near-term, oil and gas prices are still expected to continue to be volatile as a result of, among other factors, (i) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and new variants and the pace of vaccine rollouts, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the invasion of Ukraine by Russia in February 2022, the associated response undertaken by western nations, such as the implementation of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries’ ability to reach production targets in the near-term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, and (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and decline.

In particular, the invasion of Ukraine by Russia has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets with which we operate. While it is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, supply chains, financial markets and currency exchange rates, hydrocarbon price volatility in particular is likely to continue for the foreseeable future. To the extent negotiations of a cease fire between Russia and Ukraine are unsuccessful, the potential destruction of critical oil-related infrastructure in Ukraine, and the implementation of further sanctions and other measures taken by governmental bodies and private actors, could have a lasting impact in the near- and long-term on the (i) operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy. While our management is actively monitoring the foregoing events and its associated financial impact our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will ultimately have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (the “ADES Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia (the “ADES Sale”) all of the issued and outstanding equity of VHI’s wholly-owned subsidiary, EDC. EDC is the owner of the following jackup rigs, each of which are currently operating in Qatar: the Emerald Driller; the Sapphire Driller; and the Aquamarine Driller. The ADES Purchase Agreement became effective on December 20, 2021 and the transactions contemplated under such agreement are expected to close in the second quarter of 2022. Pursuant to the ADES Purchase Agreement, VHI will receive an aggregate cash consideration payment of $170.0 million (the “Cash Consideration Payment”). In addition to the Cash Consideration Payment, the Company anticipates that it will receive from ADES Arabia approximately $34 million in certain reimbursable amounts in relation to the preparation and mobilization costs associated with the Sapphire Driller and Aquamarine Driller Qatari contracts incurred prior to closing of the ADES Sale (the “Reimbursable Amounts”). However, both the Cash Consideration Payment and Reimbursable Amounts are subject to potential adjustments contemplated by the ADES Purchase Agreement, and therefore, the actual amounts of the Cash Consideration Payment and Reimbursable Amounts that are ultimately received by the Company could vary from those set forth above.

Moreover, certain subsidiaries of the Company and ADES agreed, in connection with the ADES Purchase Agreement, to enter into a three-year support services agreement (the “ADES Support Services Agreement”), pursuant to which a subsidiary of the Company agreed to provide support services to EDC with respect to the Emerald Driller, Sapphire Driller and Aquamarine Driller. The Company and ADES also entered into an agreement on December 6, 2021 (the “Collaboration Agreement”) to pursue a global strategic alliance in order to leverage both the ADES Support Services Agreement and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to the Collaboration Agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

While the Company continues to evaluate potential uses of the proceeds it anticipates will be derived from the ADES Sale, the Company is limited in how it may deploy and utilize such proceeds as a result of the terms of the First Lien Indenture. In particular, the Company may only use the proceeds from the ADES Sale to repay, prepay or purchase our senior secured indebtedness (including the 9.25% First Lien Notes), acquire all or substantially all of the assets or capital stock of any other entity engaged in a similar or complementary business to the Company’s lines of business, or make capital expenditures or acquire non-current assets (including vessels and related assets) that are useful in such lines of business (including any deposit or installment payments with respect thereto as well as any expenditures related to the acquisition, construction or “ready for sea” costs of such vessels). To the extent such proceeds are not so applied (or committed to be applied) within one year after receipt, the Company will be required to offer to purchase the 9.25% First Lien Notes with such proceeds.

Ongoing Impact of the COVID-19 Pandemic

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

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Against the backdrop of challenging industry conditions which began in 2015, the initial onset, and continued global spread of the COVID-19 pandemic and the resulting decline in global economic activity, coupled with the short-lived price war between Saudi Arabia and Russia, led to significant reductions and delays in oil and gas exploration and development plans on the part of operators during 2020, largely impeding and unwinding the improvements experienced by the industry in 2019. These reductions and delays led to a substantial drop in oil prices and demand for offshore drilling services globally, including for our services, during, and subsequent to, the second quarter of 2020. However, as a whole, global oil prices experienced a strong recovery during 2021 resulting in the best annual performance (on a price per barrel basis) since 2012, with Brent crude oil trading close to $85.00 per barrel in October 2021 and more recently trading above $125.00 per barrel in March 2022. This strong recovery is due to, among other factors, the (i) OPEC+ countries’ agreement since last year to reduce production by almost 10 million barrels per day, representing approximately 10% of the world's output compared with demand for approximately 96 million barrels a day, and their recent agreement to boost production, but only in measured steps, (ii) development, efficacy, availability and utilization of vaccines for COVID-19, (iii) the reopening of global economies, (iv) injection of substantial government monetary and fiscal stimulus and (v) the ongoing energy supply crisis driven by a shortage of fuel within recovering economies and anticipated extreme weather across Europe and northeast Asia, along with years of under investment in oil reserve replacement, all of which has been exacerbated by the global turmoil and political instability caused by Russia's invasion of Ukraine in February 2022.

Notwithstanding the foregoing, the volatility and uncertainty surrounding global oil prices largely remain as the spread of the COVID-19 pandemic and its highly transmissible variants persist and, as a whole, the oil and gas industry continues to be materially impacted and shaped by external factors which have influenced its overall development and recovery. While OPEC+ countries entered into an agreement in July 2021 to gradually phase out certain oil production cuts by September 2022 and subsequently acknowledged that it would continue to observe such agreement to only boost production modestly despite higher oil prices, the long-term commitment of such countries to maintain oil production at or near such levels remains uncertain. More recently, the ongoing conflict in Ukraine has caused, and could continue to cause for the foreseeable future, significant instability, disruption, uncertainty and volatility in the hydrocarbon industry and the global markets at large. Further geopolitical developments could occur, including a possible agreement relating to Iran’s nuclear deal and the subsequent suspension of U.S. sanctions in Iran (which could result in, among other things, the influx of Iranian crude oil into the global markets), any of which could significantly impact our business and operations. In addition, with higher crude oil prices there is the potential for increased production from U.S. shale producers and non-OPEC countries, which could lead to significant increase in the overall global oil and gas supply, and result in reduced commodity prices. As a result of such volatility, disruption, instability and uncertainty, it has been difficult, and will generally continue to be difficult, for operators to definitively plan their capital budget programs in the near term.

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

In response to the oversupply of drilling rigs, a number of our competitors removed older, less competitive rigs from their fleets by cold stacking the drilling rigs, repurposing rigs for use in other industries or taking them permanently out of service. A substantial number of rigs have been removed from the drilling fleet since the oil price decline in 2014 and this trend has only accelerated since the second quarter of 2020. However, we have recently observed instances where cold-stacked rigs are being reactivated for new contracts as the supply of ready-to-go rigs diminishes. This could result in more rigs competing with us in the market, and in turn cause any recovery in dayrates to stall or reverse, which may materially impact the environment in which we operate and compete.

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

In response to both global market conditions and excessive levels of idle capacity in recent years, operating dayrates began to experience intense downward pressure in 2015, a trend which continued through 2021, as most drilling contractors had preferred, and continue to prefer, to maintain rigs in an active state to mitigate the risks and costs of stacking and reactivating rigs and to benefit from the fact that customers had generally favored operating rigs over reactivated cold-stacked rigs. However, dayrates have shown signs of improvement as of 2022, resembling pricing trends exhibited prior to the onset of the COVID-19 pandemic.

With the distribution of vaccines in certain jurisdictions in an attempt to inoculate populations against COVID-19 along with significant governmental assistance directed at combatting the challenging economic environment caused by the COVID-19 pandemic, economic activity in certain portions of the world generally improved during 2021. This improvement has contributed to, among other things, a general increase in the demand for oil and gas. In addition, during the last seven years, oil and gas producers restrained their investment as priorities shifted from exploring and producing to returning capital to investors and minimizing cost during the challenging oil and gas price environment. As a result of these shifting priorities and the restraint on overall investment, reserves have generally decreased. This trend (along with other factors) has contributed to crude oil prices reaching decade- high levels in 2022. The jackup segment experienced visible recovery in 2021 with respect to utilization rates and the deepwater segment continues to exhibit signs of notable recovery regarding utilization rates. In addition, dayrates for both the jack-up and deepwater segments have begun to increase in 2022.

Notwithstanding the foregoing, the recovery experienced could be short lived especially given the quickly changing and ever-evolving dynamics of the COVID-19 pandemic and its highly transmittable variants and sub-lineages. With the COVID-19 pandemic unlikely to completely subside in the near term, the possibility exists that the world will need to continue to learn to operate in and further adapt to the current environment for the foreseeable future. Volatility in global oil and gas prices and how our industry manages the logistical challenges stemming from the COVID-19 pandemic will continue to play a significant role in determining the outlook for the industry, both in the short- and long-term.

Backlog

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of March 31, 2022 based on information available as of that date:

	Percentage of Days Contracted			Revenues Contracted (1) (in thousands)
	2022	2023	Beyond	2022	2023	Beyond
Jackups	38%	0%	0%	$14,286	$—	$—
Drillships	82%	45%	0%	$69,065	$47,580	$—
Managed Rigs	33%	0%	0%	$39,358	$4,700	$—
Held for Sale	95%	78%	43%	$61,966	$57,670	$64,011
(1)
Includes contract(s) with operating dayrates that may vary based on a variable oil price index rate mechanism calculated utilizing the then applicable average price of Brent crude. For purposes of calculating the backlog with contracts that contain a variable oil price indexed rate mechanism we utilize the applicable oil price as of quarter end multiplied by the number of days remaining in the firm contract period. The average dayrate over the term of the contract could be lower or higher depending upon the average price of Brent crude for such measurable period and such adjustments are not estimated in the backlog dayrate. As certain of our drilling contracts are denominated in currencies other than the USD, backlog could also vary due to movements in the applicable exchange rates.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Jackups
Rigs available	2	5
Available days (1)	180	450
Utilization (2)	60.3%	30.7%
Average daily revenues (3)	$74,295	$64,448
Deepwater
Rigs available	2	2
Available days (1)	180	180
Utilization (2)	98.8%	49.1%
Average daily revenues (3)	$165,159	$99,911
Held for Sale (4)
Rigs available	3	0
Available days (1)	270	0
Utilization (2)	41.5%	N/A
Average daily revenues (3)	$66,813	N/A
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
(4)
On December 20, 2021, we entered into the ADES Purchase Agreement to sell to ADES Arabia all of the issued and outstanding equity of EDC, which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. Each of these rigs are currently classified as held for sale on our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

For the Three Months Ended March 31, 2022 and 2021

Net loss attributable to shareholders for the Current Quarter was $14.9 million, or $1.14 per basic share, on operating revenues of $58.3 million, compared to net loss attributable to shareholders for the Comparable Quarter of $36.0 million, or $2.74 per basic share, on operating revenues of $20.2 million.

The following table is an analysis of our operating results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
(unaudited, in thousands)
Consolidated:
Revenues
Contract drilling services	$44,913	$17,725	$27,188	153%
Management fees	1,103	98	1,005	n/m
Reimbursables and other	12,315	2,343	9,972	426%
Total revenues	58,331	20,166	38,165	189%
Operating costs and expenses:
Operating costs	43,933	25,357	18,576	73%
General and administrative	6,582	5,495	1,087	20%
Depreciation	11,295	14,125	(2,830)	-20%
Total operating costs and expenses	61,810	44,977	16,833	37%
Loss from operations	(3,479)	(24,811)	21,332	-86%
Other (expense) income
Interest income	4	100	(96)	-96%
Interest expense and financing charges	(8,504)	(8,510)	6	0%
Other, net	(775)	(614)	(161)	26%
Total other expense	(9,275)	(9,024)	(251)	3%
Loss before income taxes	(12,754)	(33,835)	21,081	-62%
Income tax provision	1,438	2,162	(724)	-33%
Net loss	(14,192)	(35,997)	21,805	-61%
Net income (loss) attributable to noncontrolling interests	706	(13)	719	n/m
Net loss attributable to shareholders	$(14,898)	$(35,984)	$21,086	-59%

Drilling Services:
Revenue
Contract drilling services	$44,913	$17,725	$27,188	153%
Management fees	—	—	—	**
Reimbursables and other	5,183	2,343	2,840	121%
Total revenue	50,096	20,068	30,028	150%
Operating costs and expenses:
Operating costs	36,438	25,357	11,081	44%
General and administrative	—	—	—	**
Depreciation	10,856	13,715	(2,859)	-21%
Total operating costs and expenses	47,294	39,072	8,222	21%
Income (loss) from operations	2,802	(19,004)	21,806	-115%

Managed Services:
Revenue
Contract drilling services	$—	$—	$—	**
Management fees	1,103	98	1,005	n/m
Reimbursables and other	7,132	—	7,132	**
Total revenue	8,235	98	8,137	n/m
Operating costs and expenses:
Operating costs	7,495	—	7,495	**
General and administrative	—	—	—	**
Depreciation	—	—	—	**
Total operating costs and expenses	7,495	—	7,495	**
Income from operations	740	98	642	655%

Consolidated Revenue: Total revenue increased $38.2 million due primarily to an increase in operating activities in the Current Quarter.

Drilling Services Revenue: Contract drilling revenue increased $27.2 million for the Current Quarter as compared to the Comparable Quarter. The increase in our contract drilling revenue was primarily the result of the number of rigs that were operational, with six in the Current Quarter (including two of the jackup rigs classified as held for sale as discussed in “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in this Part I, Item 2) compared to three in the Comparable Quarter. Reimbursables and other revenue increased $2.8 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of the number of our rigs which were operational (as discussed immediately above.)

Managed Services Revenue: Management fees increased $1.0 million in the Current Quarter as compared to the Comparable Quarter as a result of the management of certain deepwater floaters owned by the Aquadrill Entities, which we began managing in late March during the Comparable Quarter. The increase in Reimbursables and other revenue for the Current Quarter as compared to the Comparable Quarter is primarily as a result of the management of the deepwater floaters owned by the Aquadrill Entities (as discussed immediately above.)

Consolidated Operating Costs: Total operating costs increased 73% due primarily to an increase in operating activities in the Current Quarter.

Drilling Services Operating costs: Drilling Services operating costs increased 44% in the Current Quarter as compared to the Comparable Quarter primarily as the result of the changes in our drilling contracts discussed above. This increase was partially offset by the sale of various assets during the Current Quarter and the recognition of a net gain of $1.9 million related to the sale of these assets. The Comparable Quarter includes the sale of the Titanium Explorer and the recognition of a net gain of $2.8 million in related to the sale of the asset.

Managed Services Operating costs: The increase in Managed Services operating costs in the Current Quarter as compared to the Comparable Quarter is as the result the management of certain deepwater floaters discussed above.

General and administrative expenses: Increases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to increased labor costs offset by lower professional fees. General and administrative expenses for the Comparable Quarter included approximately $0.3 million for non-cash share-based compensation expense. Non-cash share-based compensation expense for the Current Quarter was immaterial.

Depreciation expense: Depreciation expense is primarily related to rigs owned by us included in our Drilling Services segment. The Managed Services segment does not currently own depreciable assets. Depreciation expense for the Current Quarter decreased 20% as compared to the Comparable Quarter, due primarily to the decreased depreciation expense on the three jackup rigs classified as held for sale on December 20, 2021.

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

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $0.8 million and $0.6 million was included in “other, net,” for the Current Quarter and Comparable Quarter, respectively.

Income tax provision: Our annualized effective tax rate for the Current Quarter is negative 17.51% based on estimated annualized ordinary loss before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Quarter was negative 6.0%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

Liquidity and Capital Resources

The prolonged low price environment caused by the spread of COVID-19, the resulting decline in global economic activity and the oil price and market share volatility began to reduce our liquidity and capital resources in the second quarter of 2020 through 2021, a trend which extended into the first quarter of 2022 and could extend further into 2022 and beyond. Such events have had significant adverse consequences for general financial, business and economic conditions, as well as for the financial, business and economic position of our business and the business of our customers and suppliers, and may adversely impact our ability to derive cash flows from our operations and access capital funding from third parties in the future.

We experienced, and could experience further delays in the collection of certain accounts receivables due to logistical obstacles resulting from the COVID-19 pandemic, such as office closures, as well as other impacts to our long-term liquidity. Governmental measures, such as widespread lock downs, nightly curfews , territorial entry restrictions and mandates, could impact our ability to operate in locations where such restrictions and requirements are in place, including those locations where we derive material revenue. During these uncertain times, we have sought, and continue to seek, measures to reduce our operating costs and preserve cash. We could implement further cost reduction measures (in addition to those previously put in place in 2020 and maintained through the Current Period) and alter our general financial strategy in the near- and long-term.

Sources and Uses of Liquidity

Our anticipated cash flow needs, both in the short- and long-term, may include, among others: (i) normal recurring operating expenses; (ii) planned and discretionary capital expenditures; (iii) repayments of interest; and (iv) certain contractual cash obligations and commitments. We may, from time to time, redeem, repurchase or otherwise acquire our outstanding 9.25% First Lien Notes through open market purchases, tender offers or pursuant to the terms of such securities.

We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand or proceeds from sales of assets. As of March 31, 2022, we believe we maintain adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. Accordingly, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our Consolidated Financial Statements are issued and therefore, have been prepared under the going concern assumption. In the event the ADES Sale is not consummated (or should the amount of anticipated proceeds from the ADES Sale differ from our estimates), we nevertheless believe that the cash generated by our operations (including through our $184.7 million of backlog expected to be realized in fiscal year 2022) together with cash on hand will still be sufficient to fund our cash flow needs for the next twelve months.

Under the First Lien Indenture, we are required to apply the proceeds derived from the ADES Sale to repay, prepay or purchase our senior secured indebtedness (including the 9.25% First Lien Notes), acquire all or substantially all of the assets or capital stock of any other entity engaged in a similar or complementary business to the Company’s lines of business, or make capital expenditures or acquire non-current assets (including vessels and related assets) that are useful in such lines of business (including any deposit or installment payments with respect thereto as well as any expenditures related to the acquisition, construction or “ready for sea” costs of such vessels). To the extent such proceeds are not so applied (or committed to be applied) within one year after receipt, the Company will be required to offer to purchase the 9.25% First Lien Notes with such proceeds.

Our 9.25% First Lien Notes mature in November 2023. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, including in order to satisfy our obligations under the 9.25% First Lien Notes, we anticipate that they will be obtained through incurrence of additional indebtedness, additional equity financings, sales of assets or a combination of these potential sources of funds. However, there can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition. If we are unable to fund capital expenditures with our cash flow from operations or sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets may be limited by our financial condition at the time, by certain restrictive covenants under the agreements governing our credit agreement and notes, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. For example, the invasion of Ukraine by Russia in February 2022, and the resulting impact of sanctions imposed by western nations against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus, could adversely impact the global oil and gas markets for the foreseeable future and, in the process, our ability to access additional capital funding sources. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition.

As of March 31, 2022, we had working capital of approximately $212.6 million, including approximately $62.2 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through December 31, 2022 of approximately $32.4 million. We anticipate capital expenditures through December 31, 2022 to be between approximately $4.0 million and $4.9 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as additional customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our expected levels of activity, incremental expenditures through December 31, 2022 for special periodic surveys, major repair and maintenance expenditures and equipment re-certifications to be between approximately $21.0 million and $25.7 million. Approximately $1.0 million and $6.8 million of capital expenditures and incremental expenditures, respectively, are anticipated to be reimbursed to the Company at the close of the ADES Sale. As of March 31, 2022, we had approximately $49.9 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Three Months Ended March 31,
(unaudited, in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(8,205)	$(15,351)
Investing activities	(3,799)	13,101
Financing activities	—	—

Changes in cash flows from operating activities are driven by changes in net loss during the relevant periods (see the discussion of changes in net loss above in “Results of Operations” of this Part I, Item 2).

Cash flows from investing activities in the Current Quarter include net proceeds of $3.1 million from the sale of various assets. The Comparable Quarter include net proceeds of $13.6 million from the sale of the Titanium Explorer.

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

Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. During the Current Quarter, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

Interest Rate Risk: As of March 31, 2022, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2022, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
2.2	Share Purchase Agreement, dated December 6, 2021, by and between Vantage Holdings International and ADES Arabia Holding		10-K	333-159299-15	2.2	03/30/22
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.1	03/08/19

4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18
4.2	First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019		10-K	333-159299-15	4.4	03/10/20
4.3	Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019		10-K	333-159299-15	4.5	03/10/20
4.4	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	02/17/16
4.5	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	03/08/19
4.6	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16
4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.		8-K	333-159299-15	10.1	06/24/19
10.2	Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016		10-Q	333-159299-15	10.2	08/12/21
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Inline Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	X

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

VANTAGE DRILLING INTERNATIONAL

Date: May 16, 2022	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial Officer)