Form 10-Q
period 2022-06-30
VANTAGE DRILLING INTERNATIONAL
filed 2022-08-12
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of Vantage Drilling International Ordinary Shares outstanding as of August 1, 2022 is 13,115,026 shares.

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
•
our current level of indebtedness and the ability to repay existing, and incur additional, indebtedness in the near- and long-term;
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
•
adverse macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions, as well as actions taken by central banks and regulators across the world in an attempt to reduce, curtail and address such pressures and conditions;
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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADES	ADES International Holding Ltd, an offshore and onshore provider of oil and gas drilling and production services in the Middle East, India and Africa
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
Board of Directors	The Company's board of directors
Comparable Period	The six months ended June 30, 2021
Comparable Quarter	The three months ended June 30, 2021
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Period	The six months ended June 30, 2022
Current Quarter	The three months ended June 30, 2022
DOJ	U.S. Department of Justice
EDC	Emerald Driller Company
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
OPEC	The Organization of the Petroleum Exporting Countries
OPEC+	The Organization of the Petroleum Exporting Countries plus 10 non-OPEC nations
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PBGs	Performance-based restricted stock units
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
ROU	Right-of-use
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share and par value information)

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$227,328	$73,343
Restricted cash	3,323	1,621
Trade receivables, net of allowance for doubtful accounts of $5.0 million, each period	79,399	37,527
Materials and supplies	38,906	37,580
Assets held for sale	—	117,117
Prepaid expenses and other current assets	13,191	18,309
Total current assets	362,147	285,497
Property and equipment
Property and equipment	645,304	645,622
Accumulated depreciation	(287,314)	(266,018)
Property and equipment, net	357,990	379,604
Operating lease ROU assets	1,610	2,450
Other assets	32,549	31,843
Total assets	$754,296	$699,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$42,870	$31,420
Other current liabilities	53,819	31,533
Liabilities held for sale	—	6,720
Total current liabilities	96,689	69,673
Long–term debt, net of discount and financing costs of $2,322 and $3,142, respectively	347,678	346,858
Other long-term liabilities	9,958	17,012
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, each period	13	13
Additional paid-in capital	633,828	633,847
Accumulated deficit	(336,591)	(369,792)
Controlling interest shareholders' equity	297,250	264,068
Noncontrolling interests	2,721	1,783
Total equity	299,971	265,851
Total liabilities and shareholders' equity	$754,296	$699,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Contract drilling services	$42,744	$31,655	$87,657	$49,380
Management fees	2,840	497	3,943	595
Reimbursables and other	27,654	3,449	39,969	5,792
Total revenue	73,238	35,601	131,569	55,767
Operating costs and expenses
Operating costs	59,405	36,056	103,338	61,413
General and administrative	6,910	4,967	13,492	10,462
Depreciation	11,087	14,161	22,382	28,286
Gain on EDC Sale	(60,781)	—	(60,781)	—
Total operating costs and expenses	16,621	55,184	78,431	100,161
Income (loss) from operations	56,617	(19,583)	53,138	(44,394)
Other (expense) income
Interest income	7	10	11	110
Interest expense and other financing charges	(8,503)	(8,511)	(17,007)	(17,021)
Other, net	(1,011)	(179)	(1,786)	(793)
Total other expense	(9,507)	(8,680)	(18,782)	(17,704)
Income (loss) before income taxes	47,110	(28,263)	34,356	(62,098)
Income tax (benefit) provision	(1,221)	720	217	2,882
Net income (loss)	48,331	(28,983)	34,139	(64,980)
Net income (loss) attributable to noncontrolling interests	232	(18)	938	(31)
Net income (loss) attributable to shareholders	$48,099	$(28,965)	$33,201	$(64,949)
Earnings (loss) per share
Basic	$3.67	$(2.21)	$2.53	$(4.95)
Diluted	$3.61	$(2.21)	$2.49	$(4.95)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Six-Month Period Ended June 30, 2021
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2021	13,115	$13	$634,181	$(259,655)	$1,206	$375,745
Share-based compensation	—	—	306	—	—	306
Share-based compensation - dividend equivalents	—	—	(760)	—	—	(760)
Net loss	—	—	—	(35,984)	(13)	(35,997)
Balance March 31, 2021	13,115	$13	$633,727	$(295,639)	$1,193	$339,294
Share-based compensation	—	—	31	—	—	31
Net loss	—	—	—	(28,965)	(18)	(28,983)
Balance June 30, 2021	13,115	$13	$633,758	$(324,604)	$1,175	$310,342

	Six-Month Period Ended June 30, 2022
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2022	13,115	$13	$633,847	$(369,792)	$1,783	$265,851
Share-based compensation	—	—	26	—	—	26
Share-based compensation - dividend equivalents	—	—	(63)	—	—	(63)
Net (loss) income	—	—	—	(14,898)	706	(14,192)
Balance March 31, 2022	13,115	$13	$633,810	$(384,690)	$2,489	$251,622
Share-based compensation	—	—	18	—	—	18
Net income	—	—	—	48,099	232	48,331
Balance June 30, 2022	13,115	$13	$633,828	$(336,591)	$2,721	$299,971

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,139	$(64,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	22,382	28,286
Amortization of debt financing costs	820	819
Share-based compensation expense	44	337
Deferred income tax expense	410	236
Gain on disposal of assets	(1,630)	(2,715)
Gain on EDC Sale	(60,781)	—
Changes in operating assets and liabilities:
Trade receivables, net	(58,864)	(6,888)
Materials and supplies	(1,811)	(1,481)
Prepaid expenses and other current assets	3,369	(1,440)
Other assets	(25,043)	(1,821)
Accounts payable	29,564	2,798
Other current liabilities and other long-term liabilities	17,696	5,905
Net cash used in operating activities	(39,705)	(40,944)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(7,736)	(2,711)
Net proceeds from EDC Sale	200,000	—
Net proceeds from sale of assets	3,100	—
Net proceeds from sale of Titanium Explorer	—	13,557
Net cash provided by investing activities	195,364	10,846
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	155,659	(30,098)
Unrestricted and restricted cash and cash equivalents—beginning of period	90,608	154,487
Unrestricted and restricted cash and cash equivalents—end of period	$246,267	$124,389
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,229	$16,197
Income taxes (net of refunds)	686	2,431
Non-cash investing and financing transactions:
Accrued additions to property and equipment	8,908	—

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

Geopolitical Instability Caused by the Conflict in Ukraine and Rising Inflation

The markets generally exhibited a strong recovery in global oil prices during 2021, a trend which was further exemplified during the first quarter of 2022, reaching $125.72 per barrel in March 2022. While our management anticipates oil and gas prices to remain robust in the near-term, price volatility is still expected to continue as a result of, among other factors, (i) adverse macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the invasion of Ukraine by Russia in February 2022, the associated response undertaken by western nations, such as the implementation of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries’ ability to reach production targets in the near term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and (vii) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and new variants and the pace of vaccine rollouts, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and materially decline.

In particular, the invasion of Ukraine by Russia has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets in which we operate. While it is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions (and actions taken or being contemplated by central banks and regulators in an attempt to reduce, curtail and address such pressures and conditions), changes in energy policy, supply chains, financial markets and currency exchange rates, hydrocarbon price volatility in particular is likely to continue for the foreseeable future. To the extent the conflict in Ukraine and adverse macroeconomic conditions continue (or exacerbate), the implementation of further measures taken by governmental bodies and private actors, could have a lasting impact in the near- and long-term on the (i) operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy.

While our management is actively monitoring the foregoing events and its associated financial impact on our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will ultimately have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (the “EDC Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia all of the issued and outstanding equity of VHI’s wholly-owned subsidiary, EDC (the “EDC Sale”). EDC is the owner of the following jackup rigs, which are currently operating in Qatar: the Emerald Driller; the Sapphire Driller; and the Aquamarine Driller. Each of these rigs was included within our Drilling Services segment for the quarter ended June 30, 2022, and in prior quarters. The EDC Purchase Agreement became effective on December 20, 2021 and the transactions contemplated under such agreement closed on May 27, 2022 (the “EDC Closing Date”). On the EDC Closing Date, VHI received $170.0 million as purchase price consideration and $30.0 million in certain contract preparation expense reimbursement and, as a result, VHI recognized a net gain of approximately $60.8 million during the three months ended June 30, 2022, all of which is subject to potential adjustments contemplated by the EDC Purchase Agreement, any such adjustments to be finalized by September 24, 2022. Accordingly, the amount of proceeds actually received by the Company could vary from those set forth above.

Simultaneously with the EDC Sale, certain subsidiaries of the Company and ADES entered into three separate support services agreements (collectively, the “EDC Support Services Agreements”), pursuant to which a subsidiary of the Company agreed to provide, in exchange for customary fees and reimbursements, support services to EDC with respect to the Emerald Driller, Sapphire Driller and Aquamarine Driller for a three-year term.

The Company and ADES also entered into an agreement on December 6, 2021 (the “Collaboration Agreement”) to pursue a global strategic alliance in order to leverage both the EDC Support Services Agreements and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to the Collaboration Agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

While the Company continues to evaluate potential uses of the proceeds derived from the EDC Sale, the Company is limited in how it may deploy and utilize such proceeds as a result of the terms of the First Lien Indenture. In particular, the Company may only use the proceeds from the EDC Sale to repay, prepay or purchase our senior secured indebtedness (including the 9.25% First Lien Notes), acquire all or substantially all of the assets or capital stock of any other entity engaged in a similar or complementary business to the Company’s lines of business, or make capital expenditures or acquire non-current assets (including vessels and related assets) that are useful in such lines of business (including any deposit or installment payments with respect thereto as well as any expenditures related to the acquisition, construction or “ready for sea” costs of such vessels). To the extent such proceeds are not so applied (or committed to be applied) within one year after receipt, the Company will be required to offer to purchase the 9.25% First Lien Notes with such proceeds.

Tungsten Explorer Contract Award

On June 9, 2022, a subsidiary of VDI entered into a drilling services contract with a subsidiary of TotalEnergies (the “TotalEnergies Contract”) in respect of VDI’s ultra-deepwater drillship, the Tungsten Explorer. The TotalEnergies Contract contains a minimum term of 225 days. The Tungsten Explorer is currently operating in the Mediterranean where it will be drilling up to two wells and the Company anticipates that it will mobilize to West Africa during the third quarter of 2022 or potentially later.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair presentation. Our Consolidated Balance Sheet at December 31, 2021 is derived from our December 31, 2021 audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Current assets	$30,337	$8,099
Non-current assets	223	212
Current liabilities	12,510	2,838
Non-current liabilities	12,523	1,859
Net carrying amount	$5,527	$3,614

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from our Consolidated Balance Sheets and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. For the three and six months ended June 30, 2022, we recognized a net loss of approximately $0.3 million and a net gain of approximately $1.6 million, respectively, related to the sale or retirement of assets. For the six months ended June 30, 2021, we recognized a net gain of approximately $2.7 million related to the sale or retirement of assets. The gain/loss related to the sale or retirement of assets for the three months ended June 30, 2021 was immaterial.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. As of June 30, 2022, no triggering event has occurred to indicate that the carrying value of our drilling rigs may not be recoverable.

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

Credit Losses – Accounts Receivable: The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers (or customer groups) indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for doubtful accounts. The allowance for doubtful accounts on our trade receivables was $5.0 million as of each of June 30, 2022 and December 31, 2021, respectively. This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other similar events for which we would still be entitled to receive payment under the applicable contract. We disagree with the customer's decision and are currently evaluating our remedies, if any, under the applicable contract.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited, in thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	13,115	13,115	13,115
Restricted share equity awards	217	—	215	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,332	13,115	13,330	13,115

The following sets forth the number of shares excluded from diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited, in thousands)
Restricted share equity awards	—	218	—	218
Future potentially dilutive Ordinary Shares excluded from diluted EPS	—	218	—	218

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three and six months ended June 30, 2022, we recognized a net gain of approximately $1.0 million and $1.8 million, respectively, related to currency exchange rates. For the three and six months ended June 30, 2021, we recognized a net loss of approximately $0.2 million and $0.8 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in our Consolidated Balance Sheets principally due to the short-term nature or floating rate nature of these instruments. As of June 30, 2022, the fair value of the 9.25% First Lien Notes was approximately $336.6 million based on quoted market prices in a less active market, a Level 2 measurement.

Share-based Compensation: TBGs granted under the 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a QLE. Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the date as defined in the individual award letter. PBGs granted under the 2016 Amended MIP contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined TEV targets specified in the grants.

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

Recently Adopted Accounting Standards:

No new accounting standards were adopted during the six-month period ended June 30, 2022.

Recently Issued Accounting Standards:

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, with respect to our consolidated financial statements.

3. Revenue from Contracts with Customers

The activities that primarily drive the revenue earned in our drilling contracts with customers include (i) providing our drilling rig, work crews, related equipment and services necessary to operate the rig, (ii) delivering the drilling rig by mobilizing to (and demobilizing from) the drill site, and (iii) performing pre-operating activities, including rig preparation activities and/or equipment modifications required for the contract.

The integrated drilling services that we perform under each drilling contract represent a single performance obligation satisfied over time and comprised of a series of distinct time increments, or service periods. We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority.

Dayrate Revenue. Our drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate billed to the customer is determined based on varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term and therefore, recognized as we perform the daily drilling services.

For rigs owned by a third-party that we manage or support, the contracts generally provide for a fixed fee based on various factors, including the status of the rig or a specific duration. In addition, we may earn a marketing fee based on a percentage of the effective dayrate of a drilling contract secured on behalf of the third-party and a variable management fee of the gross margin associated with managing an operating rig.

Amortizable Revenue. In connection with certain contracts, we receive lump-sum fees or similar compensation for (i) the mobilization of equipment and personnel prior to the commencement of drilling services, (ii) the demobilization of equipment and personnel upon contract completion, and (iii) postponement fees in consideration for the postponement of a contract until a later date.

These activities are not considered to be distinct within the context of the contract and therefore, the associated revenue is allocated to the overall single performance obligation.

Mobilization fees received prior to the commencement of drilling operations are recorded as a contract liability and amortized on a straight‑line basis over the initial contract period. Demobilization fees expected to be received upon contract completion are estimated at contract inception and recognized on a straight-line basis over the initial contract term, with an offset to an accretive contract asset. In many contracts, demobilization fees are contingent upon the occurrence or non-occurrence of a future event and the estimate for such revenue may therefore be constrained. In such cases, this may result in cumulative-effect adjustments to demobilization revenues upon changes in our estimates of future events during the contract term. Postponement fees received that are contingent upon the occurrence or non-occurrence of a future event are recognized on a straight-line basis over the contract term. Fees received for the mobilization or demobilization of equipment and personnel are included in “Contract drilling services” in our Consolidated Statement of Operations.

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Jackups	Deepwater	Managed	Consolidated	Jackups	Deepwater	Managed	Consolidated
(unaudited, in thousands)
Dayrate revenue	$15,963	$24,304	$2,840	$43,107	$17,473	$8,968	$497	$26,938
Amortized revenue	1,439	1,038	—	2,477	5,214	—	—	5,214
Reimbursable revenue	1,944	3,175	22,535	27,654	2,400	311	738	3,449
Total revenue	$19,346	$28,517	$25,375	$73,238	$25,087	$9,279	$1,235	$35,601

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Jackups	Deepwater	Managed	Consolidated	Jackups	Deepwater	Managed	Consolidated
(unaudited, in thousands)
Dayrate revenue	$31,294	$50,300	$3,943	$85,537	$26,371	$17,795	$595	$44,761
Amortized revenue	1,659	4,404	—	6,063	5,214	—	—	5,214
Reimbursable revenue	4,151	6,151	29,667	39,969	4,722	332	738	5,792
Total revenue	$37,104	$60,855	$33,610	$131,569	$36,307	$18,127	$1,333	$55,767

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Current contract cost assets	$896	$1,405
Noncurrent contract cost assets	5,021	6,832
Noncurrent contract cost assets - held for sale	—	4,196
Current contract revenue assets	—	1,903
Current contract revenue liabilities	31,557	12,311
Noncurrent contract revenue liabilities	1,397	1,893

Significant changes in contract cost assets and contract revenue liabilities during the six months ended June 30, 2022 are as follows:

	Contract Cost Assets	Contract Revenue Assets	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2021	$12,433	$1,903	$14,204
Increase (decrease) due to contractual changes	(570)	—	46,066
Decrease due to recognition of revenue	(5,946)	(1,903)	(27,316)
Balance as of June 30, 2022 (1)	$5,917	$—	$32,954
(1)
We expect to recognize contract revenues of approximately $32.1 million during the remaining six months of 2022 and $0.9 million thereafter arising primarily from unsatisfied performance obligations existing as of June 30, 2022.

We have elected to utilize an optional exemption that permits us to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly increments, the variability of which will be resolved at the time the future services are rendered.
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

The components of lease expense for the periods indicated were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2022	2021	2022	2021
Operating lease cost(1)	Operating costs	$313	$713	$568	$1,615
Operating lease cost(1)	General and administrative	193	151	477	303
Sublease income	Operating costs	—	(121)	—	(242)
Sublease income	General and administrative	(224)	(62)	(407)	(124)
Total operating lease cost		$282	$681	$638	$1,552

(1) Short-term lease costs were approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheets	June 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease ROU assets	$1,610	$2,450
	Operating lease ROU assets - Held for sale	—	197
Total leased assets		$1,610	$2,647
Liabilities:
Current operating	Other current liabilities	$1,401	$1,710
	Other current liabilities - Held for sale	—	103
Noncurrent operating	Other long-term liabilities	333	969
	Other long-term liabilities - Held for sale	—	93
Total lease liabilities		$1,734	$2,875

As of June 30, 2022, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining six months of 2022	$828
2023	996
2024	—
2025	—
2026	—
Total future lease payments	$1,824
Less imputed interest	(90)
Present value of lease obligations	$1,734

The weighted average discount rate was 9.25% as of both June 30, 2022 and December 31, 2021. The weighted average remaining lease term for operating leases was 1.17 years and 1.56 years as of June 30, 2022 and December 31, 2021, respectively. ROU assets and lease liabilities recorded for leases commencing during the three and six months ended June 30, 2022 was immaterial.

5. Debt

Our debt was composed of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $2,322 and $3,142, respectively	$347,678	$346,858
Less current maturities of long-term debt	—	—
Long-term debt, net	$347,678	$346,858

9.25% First Lien Notes. On November 30, 2018, the Company issued $350.0 million in aggregate principal amount of 9.25% First Lien Notes in a private placement. The 9.25% First Lien Notes were issued at par and are fully guaranteed on a senior secured basis by the Company’s direct and indirect subsidiaries, and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes are subject to first payment priority in favor of holders of up to $50.0 million of future super-priority debt and are subject to both mandatory and optional redemption provisions.

The 9.25% First Lien Notes mature on November 15, 2023 and bear interest from the date of their issuance at the rate of 9.25% per year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months and is payable semi-annually in arrears, commencing on May 15, 2019. Failure to refinance the 9.25% First Lien Notes before their maturity date could have a material and adverse effect on the Company’s financial condition and may affect our ability to continue as a going concern.

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit facility to replace the letter of credit facility formerly existing under the 2016 Term Loan Facility. The facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $0.1 million in letters of credit under this facility as of June 30, 2022.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. As of June 30, 2022, 13,115,026 Ordinary Shares were issued and outstanding.

Share-based Compensation

On August 9, 2016, the Company adopted the 2016 Amended MIP to align the interests of participants with those of the Company’s shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards.

No awards were granted to employees or directors during the six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, 1,564 of previously-granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards. For the six months ended June 30, 2022, share-based compensation expense related to the TBGs was immaterial. For the six months ended June 30, 2021, we recognized share-based compensation expense related to the TBGs of approximately $0.3 million. As of June 30, 2022, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016 Amended MIP. As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $5.3 million has been recorded in “Other current liabilities” and $3.5 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at June 30, 2022 to be paid upon settlement of the TBGs.

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI’s change in tax status did not have a material impact on our consolidated financial statements as of June 30, 2022.

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statute of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years from 2012 onward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

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

The damages claimed in the proceeding are in the amount of BRL 102.8 million or approximately $20.5 million (changes in the U.S. dollar amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $81.8 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On February 13, 2019, the Company learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the U.S. DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the approximate amount of $81.8 million.

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

The Company has defended, and intends to continue to vigorously defend, against the allegations made in the Improbity Action and oppose and defend against any attempts to seize the Company's assets. However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us. At this time, we are not able to determine the likelihood of loss, if any, arising from this matter.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Sales tax receivable	$3,552	$8,445
Other receivables	1,140	234
Income tax receivable	577	1,423
Prepaid insurance	959	257
Current deferred contract costs	896	1,405
Current contract asset	—	1,903
Other	6,067	4,642
	$13,191	$18,309

Assets Held for Sale

Assets held for sale consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Trade receivables, net	$—	$7,306
Materials and supplies	—	13,510
Prepaid expenses and other current assets	—	3,768
Property & equipment, net	—	87,441
Noncurrent deferred contract costs	—	4,196
Operating lease ROU asset	—	197
Other noncurrent assets	—	699
	$—	$117,117

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Drilling equipment	$624,419	$626,546
Assets under construction	1,957	148
Office and technology equipment	18,405	18,405
Leasehold improvements	523	523
	645,304	645,622
Accumulated depreciation	(287,314)	(266,018)
Property and equipment, net	$357,990	$379,604

Other Assets

Other assets consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Noncurrent restricted cash	$15,616	$15,644
Deferred certification costs	3,976	5,199
Noncurrent deferred contract costs	5,021	6,832
Deferred income taxes	1,473	1,776
Other noncurrent assets	6,463	2,392
	$32,549	$31,843

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Interest	$4,136	$4,136
Compensation (1)	5,147	7,040
2016 MIP - Dividend equivalent (2)	5,277	—
Income taxes payable	3,755	5,589
Current deferred revenue	31,557	12,311
Current portion of operating lease liabilities	1,401	1,710
Other	2,546	747
	$53,819	$31,533

(1) Includes $2.3 million as of December 31, 2021 related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP. The final payout of this cash award was made in June 2022.

(2) “Dividend equivalents” on vested TBGs are payable upon settlement of the applicable award.

Liabilities Held for Sale

Liabilities held for sale consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Accounts payable	$—	$4,140
Compensation	—	464
Income taxes payable	—	716
Current portion of operating lease liabilities	—	103
Deferred income taxes	—	1,190
Noncurrent operating lease liabilities	—	93
Other	—	14
	$—	$6,720

Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
2016 MIP - Dividend equivalent (1)	$3,521	$8,735
Noncurrent deferred revenue	1,397	1,893
Noncurrent operating lease liabilities	333	969
Other non-current liabilities	4,707	5,415
	$9,958	$17,012

(1) “Dividend equivalents” on vested TBGs are payable upon settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Cash and cash equivalents	$227,328	$73,343
Restricted cash	3,323	1,621
Restricted cash included within Other Assets	15,616	15,644
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$246,267	$90,608

Restricted cash represents cash held by banks as collateralizing letters of credit.

Related Party Transactions

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including: (i) a Secondment Agreement; (ii) a Manpower Agreement; and (iii) a Supply Services Agreement. Pursuant to these agreements, the Company, largely through its seconded employees, has agreed to provide various services to ADES and ADES has agreed in turn to provide various services to ADVantage. As of June 30, 2022 and December 31, 2021, accounts receivable from ADES totaled approximately $4.3 million and $0.5 million, respectively, included in “Trade receivables” on the Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, accounts payable to ADES totaled approximately $7.3 million and $2.1 million, respectively, included in “Accounts payable,” on the Consolidated Balance Sheets.

On December 6, 2021, we entered into the EDC Purchase Agreement to sell to ADES Arabia all of the issued and outstanding equity of EDC, which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. The transactions contemplated by the EDC Purchase Agreement closed on the EDC Closing Date. Simultaneously with the EDC Sale, certain subsidiaries of the Company and ADES entered into the EDC Support Services Agreements, pursuant to which a subsidiary of the Company agreed to provide, in exchange for customary fees and reimbursements, support services to EDC with respect to the Emerald Driller, Sapphire Driller and Aquamarine Driller for a three-year term. For additional information regarding the EDC Purchase Agreement and the transactions contemplated thereunder, please see “Share Purchase Agreement to Sell EDC to ADES Arabia Holding” under “Note 1. Organization and Recent Events” of these Notes to Unaudited Financial Statements.

In addition, the Company and ADES also entered into an agreement on December 6, 2021 (the “Collaboration Agreement”) to pursue a global strategic alliance in order to leverage both the EDC Support Services Agreements and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to the Collaboration Agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

VHI previously entered into Framework Agreements and related Management and Marketing Agreements, as amended, on March 16, 2021 with Aquadrill, pursuant to which certain subsidiaries of VHI agreed to provide operating, management and marketing services to Aquadrill and its subsidiaries (the “Aquadrill Entities”). Fees earned as a result of these agreements are included in “Management fees” and “Reimbursable and other” in our Consolidated Statement of Operations within the Managed Services segment as reported in “Note 10. Business Segment and Significant Customer Information.” Two of our shareholders that own a significant portion of our Ordinary shares also own an interest in Aquadrill.

We did not have any related party transactions that were not conducted in the ordinary course of business as of June 30, 2022.

10. Business Segment and Significant Customer Information

Our operations are dependent on the global oil and gas industry, and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies, and other international exploration and production companies. As the result of an increase in activity related to operating, management and marketing services for rigs owned by third-parties, the Company has two reportable segments: (1) “Drilling Services,” which includes activities related to owned jackup rigs and drillships; and (2) “Managed Services,” which consists of activities related to rigs owned by third parties that we manage or support. The chief operating decision maker evaluates the performance of our reportable segments using adjusted operating income (loss), which is a segment performance measure, because this financial measure reflects our ongoing profitability and performance. Adjusted operating income (loss) is defined as segment income (loss) from operations plus general and administrative expenses and depreciation. General and administrative expenses, other (expense) income, and income taxes are not allocated to the operating segments for purposes of measuring segment income (loss) from operations and are included in “Unallocated” in the table below. There are no intersegment revenues. Our segment results for the periods indicated were as follows:

	Three Months Ended June 30, 2022
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$42,744	$—	$—	$42,744
Management fees	—	2,840	—	2,840
Reimbursables and other	5,119	22,535	—	27,654
Total revenue	47,863	25,375	—	73,238
Operating costs and expenses
Operating costs	36,164	23,241	—	59,405
General and administrative	—	—	6,910	6,910
Depreciation	10,695	—	392	11,087
Gain on EDC Sale	—	—	(60,781)	(60,781)
Total operating costs and expenses	46,859	23,241	(53,479)	16,621
Income from operations	1,004	2,134	53,479	56,617
Other (expense) income
Interest income	—	—	7	7
Interest expense and financing charges	—	—	(8,503)	(8,503)
Other, net	—	—	(1,011)	(1,011)
Total other expense	—	—	(9,507)	(9,507)
Income before income taxes	$1,004	$2,134	$43,972	$47,110

Reconciliation of income from operations to segment adjusted operating income:	Drilling Services	Managed Services
Income from operations	$1,004	$2,134
Depreciation	10,695	—
Segment adjusted operating income	$11,699	$2,134

	Three Months Ended June 30, 2021
(unaudited, in thousands)	Drilling Services	Managed Services	Unallocated	Consolidated
Revenue
Contract drilling services	$31,655	$—	$—	$31,655
Management fees	—	497	—	497
Reimbursables and other	2,711	738	—	3,449
Total revenue	34,366	1,235	—	35,601
Operating costs and expenses
Operating costs	34,867	1,189	—	36,056
General and administrative	—	—	4,967	4,967
Depreciation	13,752	—	409	14,161
Gain on EDC Sale	—	—	—	—
Total operating costs and expenses	48,619	1,189	5,376	55,184
(Loss) income from operations	(14,253)	46	(5,376)	(19,583)
Other (expense) income
Interest income	—	—	10	10
Interest expense and financing charges	—	—	(8,511)	(8,511)
Other, net	—	—	(179)	(179)
Total other expense	—	—	(8,680)	(8,680)
(Loss) income before income taxes	$(14,253)	$46	$(14,056)	$(28,263)

Reconciliation of (loss) income from operations to segment operating (loss) income:	Drilling Services	Managed Services
(Loss) income from operations	$(14,253)	$46
Depreciation	13,752	—
Segment adjusted operating (loss) income	$(501)	$46

	Six Months Ended June 30, 2022
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$87,657	$—	$—	$87,657
Management fees	—	3,943	—	3,943
Reimbursables and other	10,302	29,667	—	39,969
Total revenue	97,959	33,610	—	131,569
Operating costs and expenses
Operating costs	72,602	30,736	—	103,338
General and administrative	—	—	13,492	13,492
Depreciation	21,551	—	831	22,382
Gain on EDC Sale	—	—	(60,781)	(60,781)
Total operating costs and expenses	94,153	30,736	(46,458)	78,431
Income from operations	3,806	2,874	46,458	53,138
Other (expense) income
Interest income	—	—	11	11
Interest expense and financing charges	—	—	(17,007)	(17,007)
Other, net	—	—	(1,786)	(1,786)
Total other expense	—	—	(18,782)	(18,782)
Income before income taxes	$3,806	$2,874	$27,676	$34,356

Reconciliation of income from operations to segment adjusted operating income:	Drilling Services	Managed Services
Income from operations	$3,806	$2,874
Depreciation	21,551	—
Segment adjusted operating income	$25,357	$2,874

	Six Months Ended June 30, 2021
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$49,380	$—	$—	$49,380
Management fees	—	595	—	595
Reimbursables and other	5,054	738	—	5,792
Total revenue	54,434	1,333	—	55,767
Operating costs and expenses
Operating costs	60,224	1,189	—	61,413
General and administrative	—	—	10,462	10,462
Depreciation	27,467	—	819	28,286
Gain on EDC Sale	—	—	—	—
Total operating costs and expenses	87,691	1,189	11,281	100,161
(Loss) income from operations	(33,257)	144	(11,281)	(44,394)
Other (expense) income
Interest income	—	—	110	110
Interest expense and financing charges	—	—	(17,021)	(17,021)
Other, net	—	—	(793)	(793)
Total other expense	—	—	(17,704)	(17,704)
(Loss) income before income taxes	$(33,257)	$144	$(28,985)	$(62,098)

Reconciliation of (loss) income from operations to segment adjusted operating (loss) income:	Drilling Services	Managed Services
(Loss) income from operations	$(33,257)	$144
Depreciation	27,467	—
Segment adjusted operating (loss) income	$(5,790)	$144

Our revenue by country and segment was as follows for the periods indicated (revenue of less than 10% are included in “Other countries”):

		Three months ended June 30,		Six months ended June 30,
Country	Segment	2022	2021	2022	2021
(unaudited, in thousands)
UAE	Managed Services	$19,778	$—	$27,966	$—
Egypt	Drilling Services	9,738	—	26,859	—
India	Drilling Services and Managed Services	13,230	9,297	26,518	18,152
Qatar	Drilling Services	—	7,697	14,319	14,894
Indonesia	Drilling Services	—	—	—	—
Montenegro	Drilling Services	—	16,253	—	16,306
Other countries (1)	Drilling Services and Managed Services	30,492	2,354	35,907	6,415
Total revenues		$73,238	$35,601	$131,569	$55,767

(1) “Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

For the three and six months ended June 30, 2022 and 2021, a substantial amount of our revenue was derived from countries outside of the United States. Consequently, we are exposed to the risk of changes in economic, political and social conditions inherent in foreign operations, including as a direct and indirect result of Russia’s invasion of Ukraine in February 2022. Revenue with customers that contributed 10% or more of revenue for the periods indicated were as follows:

		Three months ended June 30,		Six months ended June 30,
(unaudited)	Segment	2022	2021	2022	2021
Customer 1	Managed Services	30%	0%	23%	0%
Customer 2	Drilling Services and Managed Services	18%	26%	20%	33%
Customer 3	Drilling Services	13%	0%	20%	0%
Customer 4	Drilling Services	0%	17%	10%	11%
Customer 5	Drilling Services	0%	46%	0%	29%
Customer 6	Drilling Services	0%	0%	0%	16%

Information related to the Company’s “Total Assets” as reported on the Consolidated Balance Sheets is not available by reportable segment; however, a substantial portion of our assets are mobile drilling units included in the Drilling Services segment. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods. Our property and equipment, net by country, was as follows as of the dates indicated (property and equipment of less than 10% are included in “Other countries”):

	June 30, 2022	December 31, 2021
(unaudited, in thousands)
Cyprus	$165,754	$—
Egypt	—	173,187
India	88,895	96,583
Indonesia	60,953	63,581
Other countries (1)	42,388	46,253
Total property and equipment	$357,990	$379,604

(1) “Other countries” represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of June 30, 2022, and our results of operations for the three and six months ended June 30, 2022 and 2021. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of August 1, 2022:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Owned Rigs:
Jackups
Topaz Driller	2009	375	30,000	Malta	Contract preparation
Soehanah	2007	375	30,000	Indonesia	Mobilizing
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Cyprus	Operating
Managed Rigs:
Drillships
Polaris	2008	10,000	37,500	Malaysia	Reactivating
Aquarius	2008	10,000	35,000	High Seas	Reactivating
Capella	2008	10,000	37,500	Indonesia	Operating
Supported Rigs:
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Qatar	Operating
Aquamarine Driller	2009	375	30,000	Qatar	Operating
(1)
The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

Recent Developments

Geopolitical Instability Caused by the Conflict in Ukraine and Rising Inflation

The markets generally exhibited a strong recovery in global oil prices during 2021, a trend which was further exemplified during the first quarter of 2022, reaching $125.72 per barrel in March 2022. While our management anticipates oil and gas prices to remain robust in the near-term, price volatility is still expected to continue as a result of, among other factors, (i) adverse macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the invasion of Ukraine by Russia in February 2022, the associated response undertaken by western nations, such as the implementation of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries’ ability to reach production targets in the near term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and (vii) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and new variants and the pace of vaccine rollouts, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and materially decline.

In particular, the invasion of Ukraine by Russia has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets in which we operate. While it is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions (and actions taken or being contemplated by central banks and regulators in an attempt to reduce, curtail and address such pressures and conditions), and material changes in energy policy, supply chains, financial markets and currency exchange rates, hydrocarbon price volatility in particular is likely to continue for the foreseeable future. To the extent the conflict in Ukraine and adverse macroeconomic conditions continue (or exacerbate), the implementation of further measures taken by governmental bodies and private actors, could have a lasting impact in the near- and long-term on the (i) operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy. While our management is actively monitoring the foregoing events and its associated financial impact on our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will ultimately have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (the “EDC Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia all of the issued and outstanding equity of VHI’s wholly-owned subsidiary, EDC (the “EDC Sale”). EDC is the owner of the following jackup rigs, which are currently operating in Qatar: the Emerald Driller; the Sapphire Driller; and the Aquamarine Driller. Each of these rigs was included within our Drilling Services segment for the quarter ended June 30, 2022, and in prior quarters. The EDC Purchase Agreement became effective on December 20, 2021 and the transactions contemplated under such agreement closed on May 27, 2022 (the “EDC Closing Date”). On the EDC Closing Date, VHI received $170.0 million as purchase price consideration and $30.0 million in certain contract preparation expense reimbursement and, as a result, VHI recognized a net gain of approximately $60.8 million during the three months ended June 30, 2022, all of which is subject to potential adjustments contemplated by the EDC Purchase Agreement, any such adjustments to be finalized by September 24, 2022. Accordingly, the amount of proceeds actually received by the Company could vary from those set forth above.

Simultaneously with the EDC Sale, certain subsidiaries of the Company and ADES entered into three separate services agreements (collectively, the “ADES Support Services Agreements”), pursuant to which a subsidiary of the Company agreed to provide, in exchange for customary fees and reimbursement, support services to EDC with respect to the Emerald Driller, Sapphire Driller and Aquamarine Driller for a three-year term.

The Company and ADES also entered into an agreement on December 6, 2021 (the “Collaboration Agreement”) to pursue a global strategic alliance in order to leverage both the ADES Support Services Agreements and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to the Collaboration Agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

While the Company continues to evaluate potential uses of the proceeds from the EDC Sale, the Company is limited in how it may deploy and utilize such proceeds as a result of the terms of the First Lien Indenture. In particular, the Company may only use the proceeds from the EDC Sale to repay, prepay or purchase our senior secured indebtedness (including the 9.25% First Lien Notes), acquire all or substantially all of the assets or capital stock of any other entity engaged in a similar or complementary business to the Company’s lines of business, or make capital expenditures or acquire non-current assets (including vessels and related assets) that are useful in such lines of business (including any deposit or installment payments with respect thereto as well as any expenditures related to the acquisition, construction or “ready for sea” costs of such vessels). To the extent such proceeds are not so applied (or committed to be applied) within one year after receipt, the Company will be required to offer to purchase the 9.25% First Lien Notes with such proceeds.

Tungsten Explorer Contract Award

On June 9, 2022, a subsidiary of VDI entered into a drilling services contract with a subsidiary of TotalEnergies (the “TotalEnergies Contract”) in respect of VDI’s ultra-deepwater drillship, the Tungsten Explorer. The TotalEnergies Contract contains a minimum term of 225 days. The Tungsten Explorer is currently operating in the Mediterranean where it will be drilling up to two wells and the Company anticipates that it will mobilize to West Africa during the third quarter of 2022 or potentially later.

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

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Since 2021, global oil prices have experienced a robust recovery resulting in the strongest annual performance (on a price per barrel basis) since 2012, with Brent crude oil trading above $125.00 per barrel in March 2022. This robust recovery is due to, among other factors, the (i) OPEC+ countries’ agreement since last year to reduce production by almost 10 million barrels per day, representing approximately 10% of the world's output compared with demand for approximately 96 million barrels a day, and their recent agreement to boost production, but only in measured steps, (ii) development, efficacy, availability and utilization of vaccines for COVID-19, (iii) the reopening of global economies, (iv) injection of substantial government monetary and fiscal stimulus and (v) the ongoing energy supply crisis driven by a shortage of fuel within recovering economies and anticipated extreme weather across Europe and northeast Asia, along with years of under investment in oil reserve replacement, all of which has been exacerbated by the global turmoil and political instability caused by Russia's invasion of Ukraine in February 2022.

Notwithstanding the foregoing, the volatility and uncertainty surrounding global oil prices largely remain as the spread of the COVID-19 pandemic and its highly transmissible variants persist and, as a whole, the oil and gas industry continues to be materially impacted and shaped by external factors which have influenced its overall development and recovery, including geopolitical instability caused by Russia’s invasion of Ukraine in February 2022. While OPEC+ countries entered into an agreement in July 2021 to gradually phase out certain oil production cuts by September 2022 and subsequently acknowledged that it would continue to observe such agreement to only boost production modestly despite higher oil prices, the long-term commitment of such countries to maintain oil production at or near such levels remains uncertain. More recently, the ongoing conflict in Ukraine has caused, and could continue to cause for the foreseeable future, significant instability, disruption, uncertainty and volatility in the hydrocarbon industry and the global markets at large. Further geopolitical developments could occur, including a possible agreement relating to Iran’s nuclear deal and the subsequent suspension of U.S. sanctions in Iran (which could result in, among other things, the influx of Iranian crude oil into the global markets), any of which could significantly impact our business and operations. With higher crude oil prices there is the potential for increased production from U.S. shale producers and non-OPEC countries, which could lead to significant increase in the overall global oil and gas supply, and result in reduced commodity prices.

In addition, the opening of economies, supply chain bottlenecks occurring throughout the world and across various industries, and the injection of significant levels of governmental monetary and fiscal stimulus to avoid a recession during the peak of the COVID-19 pandemic, have collectively contributed to the highest level of inflation in decades across the U.S., the United Kingdom, Europe and the global community at large. In the U.S., for example, the Consumer Price Index reached a 40-year high in May 2022, and such rates are expected to increase in the near-term. Therefore, our operations could be materially and adversely impacted by global inflation, including in the form of increases in personnel costs and the prices of goods and services required to operate our rigs. Given that we enter into fixed dayrate contracts that have contractual terms with minimal adjustments to account for rising inflation, the majority (if not all) of these costs will be borne by us. While we are currently unable to estimate the ultimate impact of inflation and the associated rising prices of goods and services, our costs could rise in the near-term and materially impact our profitability and overall financial condition.

Furthermore, central banks and regulators across the world have raised, and it is anticipated that they will likely continue to raise, interest rates in an attempt to gain control over and reduce inflation in their respective jurisdictions. In the U.S., for example, the Federal Reserve further increased rates in late July 2022. Such efforts being undertaken by central banks and regulators could tip the global economy into a recession, which could materially and adversely impact demand for oil and gas and, in the process, demand for our services.

As a result of such volatility, disruption, instability and uncertainty, operators have faced, and will generally continue to face, difficulties when attempting to definitively plan their capital budget programs for the near- and long- term.

Backlog

The following table reflects a summary of our contract backlog coverage of days contracted and related revenue as of June 30, 2022 based on information available as of that date:

	Percentage of Days Contracted			Revenues Contracted (in thousands)
	2022	2023	Beyond	2022	2023	Beyond
Jackups	50%	30%	0%	$11,809	$12,922	$—
Drillships	85%	70%	0%	$56,213	$109,982	$—
Managed Rigs - contracted (1)	38%	31%	0%	$32,393	$59,464	$—
Managed Rigs - fees (2)	50%	31%	0%	$3,434	$2,250	$—
Supported Rigs - fees	100%	100%	70%	$1,656	$2,628	$1,430
(1)
The amounts consist of contract backlog attributable to customer drilling contracts secured for rigs managed by us.
(2)
The amounts consist of a fixed management fee paid to us pursuant to the applicable Management Agreement and a marketing fee paid to us pursuant to the applicable Marketing Agreement. The amounts exclude any variable fee payable to us pursuant to the applicable Management Agreement.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days; rig utilization; and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Jackups
Rigs available	2	5	2	5
Available days (1)	182	455	362	905
Utilization (2)	98.8%	39.9%	79.6%	35.3%
Average daily revenues (3)	$60,694	$124,857	$65,807	$98,775
Deepwater
Rigs available	2	2	2	2
Available days (1)	182	182	362	362
Utilization (2)	99.7%	49.7%	99.2%	49.4%
Average daily revenues (3)	$139,628	$99,194	$152,261	$99,549
Held for Sale (4)
Rigs available	3	0	3	0
Available days (1)	168	0	654	0
Utilization (2)	47.0%	N/A	62.3%	N/A
Average daily revenues (3)	$82,127	N/A	$34,339	N/A
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
(4)
Each of these rigs were classified as held for sale on our Consolidated Balance Sheets during the Current Period and at December 31, 2021, up to the date of the EDC Closing Date. See “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in this Part I, Item 2 for additional information.

For the Three Months Ended June 30, 2022 and 2021

Net income attributable to shareholders for the Current Quarter was $48.1 million, or $3.67 per basic share, on operating revenues of $73.2 million, compared to net loss attributable to shareholders for the Comparable Quarter of $29.0 million, or $2.21 per basic share, on operating revenues of $35.6 million.

The following table is an analysis of our operating results for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%
(unaudited, in thousands)
Consolidated:
Revenues
Contract drilling services	$42,744	$31,655	$11,089	35%
Management fees	2,840	497	2,343	471%
Reimbursables and other	27,654	3,449	24,205	702%
Total revenues	73,238	35,601	37,637	106%
Operating costs and expenses:
Operating costs	59,405	36,056	23,349	65%
General and administrative	6,910	4,967	1,943	39%
Depreciation	11,087	14,161	(3,074)	-22%
Gain on EDC Sale	(60,781)	—	(60,781)	**
Total operating costs and expenses	16,621	55,184	(38,563)	-70%
Income (loss) from operations	56,617	(19,583)	76,200	-389%
Other (expense) income
Interest income	7	10	(3)	-30%
Interest expense and financing charges	(8,503)	(8,511)	8	0%
Other, net	(1,011)	(179)	(832)	465%
Total other expense	(9,507)	(8,680)	(827)	10%
Income (loss) before income taxes	47,110	(28,263)	75,373	-267%
Income tax (benefit) provision	(1,221)	720	(1,941)	-270%
Net income (loss)	48,331	(28,983)	77,314	-267%
Net income (loss) attributable to noncontrolling interests	232	(18)	250	n/m
Net income (loss) attributable to shareholders	$48,099	$(28,965)	$77,064	-266%

Drilling Services:
Revenue
Contract drilling services	$42,744	$31,655	$11,089	35%
Management fees	—	—	—	**
Reimbursables and other	5,119	2,711	2,408	89%
Total revenue	47,863	34,366	13,497	39%
Operating costs and expenses:
Operating costs	36,164	34,867	1,297	4%
General and administrative	—	—	—	**
Depreciation	10,695	13,752	(3,057.0)	-22%
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	46,859	48,619	(1,760)	-4%
Income (loss) from operations	1,004	(14,253)	15,257	-107%

Managed Services:
Revenue
Contract drilling services	$—	$—	$—	**
Management fees	2,840	497	2,343	471%
Reimbursables and other	22,535	738	21,797	n/m
Total revenue	25,375	1,235	24,140	n/m
Operating costs and expenses:
Operating costs	23,241	1,189	22,052	n/m
General and administrative	—	—	—	**
Depreciation	—	—	—	**
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	23,241	1,189	22,052	n/m
Income from operations	2,134	46	2,088	n/m
n/m = not meaningful

Consolidated Revenue: Total revenue increased $37.6 million due primarily to an increase in operating activities in the Current Quarter as discussed below.

Drilling Services Revenue: Contract drilling revenue increased $11.1 million for the Current Quarter as compared to the Comparable Quarter. The increase in contract drilling revenue was primarily the result of the number of rigs that were operational, with seven in the Current Quarter, including three of the jackup rigs included in the EDC Sale (as discussed in “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in this Part I, Item 2), compared to four in the Comparable Quarter. Reimbursables and other revenue increased $2.4 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of the number of our rigs which were operational (as discussed immediately above).

Managed Services Revenue: Management fees increased $2.3 million in the Current Quarter as compared to the Comparable Quarter as a result of the management of certain deepwater floaters owned by Aquadrill, which we began managing in late March 2021. The increase in Reimbursables and other revenue for the Current Quarter as compared to the Comparable Quarter is primarily as a result of the management of the deepwater floaters owned by Aquadrill (as discussed immediately above).

Consolidated Operating Costs: Total operating costs increased 65% due primarily to an increase in operating activities in the Current Quarter as discussed below.

Drilling Services Operating costs: Drilling Services operating costs increased 4% in the Current Quarter as compared to the Comparable Quarter primarily as the result of the changes in our drilling contracts (as discussed in “Drilling Services Revenue” above).

Managed Services Operating costs: The increase in Managed Services operating costs in the Current Quarter as compared to the Comparable Quarter is as the result the management of certain deepwater floaters (as discussed in “Managed Services Revenue above).

General and administrative expenses: Increases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to an increase in professional fees. Non-cash share-based compensation expense for the Current Quarter and Comparable Quarter was immaterial.

Depreciation expense: Depreciation expense is primarily related to rigs owned by us included in our Drilling Services segment. The Managed Services segment does not currently own depreciable assets. Depreciation expense for the Current Quarter decreased 22% as compared to the Comparable Quarter, due primarily to a decrease in depreciation expense related to the three jackup rigs that were classified as held for sale on December 20, 2021 and subsequently sold in connection with the EDC Sale (which closed on May 27, 2022).

Gain on EDC Sale: During the Current Quarter, we recorded a net gain of approximately $60.8 million related to the EDC Sale. See “Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in Recent Development in this Part I, Item 2 for additional details.

Interest income: Decreases in interest income for the Current Quarter as compared to the Comparable Quarter were due primarily to lower interest rates earned on lower cash investments during the Current Quarter.

Interest expense and financing charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $0.4 million for each of the Current Quarter and the Comparable Quarter.

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $1.0 million and $0.2 million was included in “other, net,” for the Current Quarter and Comparable Quarter, respectively.

Income tax provision: Our annualized effective tax rate for the Current Quarter is negative 15.40% based on estimated annualized ordinary loss before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Quarter was negative 7.06%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

For the Six Months Ended June 30, 2022 and 2021

Net income attributable to shareholders for the Current Period was $33.2 million, or $2.53 per basic share, on operating revenues of $131.6 million, compared to net loss attributable to shareholders for the Comparable Quarter of $64.9 million, or $4.95 per basic share, on operating revenues of $55.8 million.

The following table is an analysis of our operating results for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	$	%
(unaudited, in thousands)
Consolidated:
Revenues
Contract drilling services	$87,657	$49,380	$38,277	78%
Management fees	3,943	595	3,348	563%
Reimbursables and other	39,969	5,792	34,177	590%
Total revenues	131,569	55,767	75,802	136%
Operating costs and expenses:
Operating costs	103,338	61,413	41,925	68%
General and administrative	13,492	10,462	3,030	29%
Depreciation	22,382	28,286	(5,904)	-21%
Gain on EDC Sale	(60,781)	—	(60,781)	**
Total operating costs and expenses	78,431	100,161	(21,730)	-22%
Income (loss) from operations	53,138	(44,394)	97,532	-220%
Other (expense) income
Interest income	11	110	(99)	-90%
Interest expense and financing charges	(17,007)	(17,021)	14	0%
Other, net	(1,786)	(793)	(993)	125%
Total other expense	(18,782)	(17,704)	(1,078)	6%
Income (loss) before income taxes	34,356	(62,098)	96,454	-155%
Income tax provision	217	2,882	(2,665)	-92%
Net income (loss)	34,139	(64,980)	99,119	-153%
Net income (loss) attributable to noncontrolling interests	938	(31)	969	n/m
Net income (loss) attributable to shareholders	$33,201	$(64,949)	$98,150	-151%

Drilling Services:
Revenue
Contract drilling services	$87,657	$49,380	$38,277	78%
Management fees	—	—	—	**
Reimbursables and other	10,302	5,054	5,248	104%
Total revenue	97,959	54,434	43,525	80%
Operating costs and expenses:
Operating costs	72,602	60,224	12,378	21%
General and administrative	—	—	—	**
Depreciation	21,551	27,467	(5,916)	-22%
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	94,153	87,691	6,462	7%
Income (loss) from operations	3,806	(33,257)	37,063	-111%

Managed Services:
Revenue
Contract drilling services	$—	$—	$—	**
Management fees	3,943	595	3,348	563%
Reimbursables and other	29,667	738	28,929	n/m
Total revenue	33,610	1,333	32,277	n/m
Operating costs and expenses:
Operating costs	30,736	1,189	29,547	n/m
General and administrative	—	—	—	**
Depreciation	—	—	—	**
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	30,736	1,189	29,547	n/m
Income from operations	2,874	144	2,730	n/m
n/m = not meaningful

Consolidated Revenue: Total revenue increased $75.8 million due primarily to an increase in operating activities in the Current Period as discussed below.

Drilling Services Revenue: Contract drilling revenue increased $38.3 million for the Current Period as compared to the Comparable Period. The increase in our contract drilling revenue was primarily the result of the number of rigs that were operational, with seven in the Current Period, including four of the jackup rigs included in the EDC Sale (as discussed in “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in this Part I, Item 2), compared to three in the Comparable Period. Reimbursables and other revenue increased $5.2 million in the Current Period as compared to the Comparable Period primarily as a result of the number of our rigs which were operational (as discussed immediately above).

Managed Services Revenue: Management fees increased $3.3 million in the Current Period as compared to the Comparable Period as a result of the management of certain deepwater floaters owned by Aquadrill, which we began managing in late March 2021. The increase in Reimbursables and other revenue for the Current Period as compared to the Comparable Period is primarily as a result of the management of the deepwater floaters owned by Aquadrill (as discussed immediately above).

Consolidated Operating Costs: Total operating costs increased 68% due primarily to an increase in operating activities in the Current Period as discussed below.

Drilling Services Operating costs: Drilling Services operating costs increased 21% in the Current Period as compared to the Comparable Period primarily as a result of changes to certain of our drilling contracts (as discussed in Drilling Services Revenue above). This increase was partially offset by the sale of various assets during the Current Period and the recognition of a net gain of approximately $1.9 million related to the sale of these assets. The Comparable Period includes the sale of the Titanium Explorer and the recognition of a net gain of approximately $2.8 million related to the sale of the asset.

Managed Services Operating costs: The increase in Managed Services operating costs in the Current Period as compared to the Comparable Period is as the result the management of certain deepwater floaters (as discussed in “Managed Services Revenue” above).

General and administrative expenses: Increases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to increased labor costs and professional fees. General and administrative expenses for the Comparable Period included approximately $0.2 million for non-cash share-based compensation expense. Non-cash share-based compensation expense for the Current Period was immaterial.

Depreciation expense: Depreciation expense is primarily related to rigs owned by us included in our Drilling Services segment. The Managed Services segment does not currently own depreciable assets. Depreciation expense for the Current Period decreased 21% as compared to the Comparable Period, due primarily to a decrease in depreciation expense on the three jackup rigs that were classified as held for sale on December 20, 2021 and subsequently sold in connection with the EDC Sale (which closed on May 27, 2022).

Gain on EDC Sale: During the Current Period, we recorded a net gain of approximately $60.8 million related to the EDC Sale. See “Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in Recent Developments in this Part I, Item 2 for additional details.

Interest income: Decreases in interest income for the Current Period as compared to the Comparable Period were due primarily to lower interest rates earned on lower cash investments during the Current Period.

Interest expense and financing charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $0.8 million for each of the Current Period and Comparable Period, respectively.

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $1.8 million and $0.8 million was included in “other, net,” for the Current Period and Comparable Period, respectively.

Income tax provision: Our annualized effective tax rate for the Current Period is negative 15.40% based on estimated annualized ordinary loss before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Period was negative 7.06%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

Liquidity and Capital Resources

The prolonged low price environment caused by the spread of COVID-19, the resulting decline in global economic activity and the oil price and market share volatility began to reduce our liquidity and capital resources in the second quarter of 2020 through 2021, a trend which extended into the second quarter of 2022 and could extend further into 2023 and beyond. Such events have had significant and adverse consequences for general financial, business and economic conditions, as well as for the financial, business and economic position of our business and the business of our customers and suppliers, and may continue to adversely impact our ability to derive cash flows from our operations and access capital funding from third parties in the future.

We experienced, and could experience further delays in the collection of certain accounts receivables due to logistical obstacles resulting from the COVID-19 pandemic, such as office closures, as well as other impacts to our long-term liquidity. Ongoing and additional governmental measures, such as widespread lock downs, nightly curfews, territorial entry restrictions and mandates, could impact our ability to operate in locations where such restrictions and requirements are in place, including those locations where we derive material revenue. In addition, the invasion of Ukraine by Russia in February 2022, and the resulting impact of sanctions imposed by western nations, could adversely impact the global oil and gas markets for the foreseeable future and, in the process, our ability to access additional capital funding sources. During these uncertain times, we have sought, and continue to seek, measures to reduce our operating costs and preserve cash. We could implement further cost reduction measures (in addition to those previously put in place in 2020 and maintained through the Current Period) and alter our general financial strategy in the near- and long-term.

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

We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand or proceeds from sales of assets. As of June 30, 2022, we believe we maintain adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. Accordingly, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our Consolidated Financial Statements are issued and therefore, have been prepared under the going concern assumption.

Under the First Lien Indenture, we are required to apply the proceeds derived from the EDC Sale to repay, prepay or purchase our senior secured indebtedness (including the 9.25% First Lien Notes), acquire all or substantially all of the assets or capital stock of any other entity engaged in a similar or complementary business to the Company’s lines of business, or make capital expenditures or acquire non-current assets (including vessels and related assets) that are useful in such lines of business (including any deposit or installment payments with respect thereto as well as any expenditures related to the acquisition, construction or “ready for sea” costs of such vessels). To the extent such proceeds are not so applied (or committed to be applied) within one year after receipt, the Company will be required to offer to purchase the 9.25% First Lien Notes with such proceeds.

The 9.25% First Lien Notes mature in November 2023. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, including in order to satisfy our obligations under the 9.25% First Lien Notes, we anticipate that they will be obtained through incurrence of additional indebtedness, additional equity financings, sales of assets or a combination of these potential sources of funds. However, there can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed, including the ability to refinance any portion of the 9.25% First Lien Notes, could have a material and adverse effect on the results of operations, and financial condition. If we are unable to fund capital expenditures with our cash flow from operations or sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets may be limited by our financial condition at the time, by certain restrictive covenants under the agreements governing our credit agreement and notes, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. For example, the invasion of Ukraine by Russia in February 2022, and the resulting impact of sanctions imposed by western nations against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus, could adversely impact the global oil and gas markets for the foreseeable future and, in the process, our ability to access additional capital funding sources. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition.

As of June 30, 2022, we had working capital of approximately $265.5 million, including approximately $227.3 million of cash available for general corporate purposes in accordance with our First Lien Indenture. Scheduled debt service consists of interest payments through June 30, 2023 of approximately $32.4 million. We anticipate capital expenditures through June 30, 2023 to be between approximately $4.8 million and $5.9 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as additional customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our expected levels of activity, incremental expenditures through June 30, 2023 for special periodic surveys, major repair and maintenance expenditures and equipment re-certifications are anticipated to be between approximately $21.6 million and $26.4 million. As of June 30, 2022, we had approximately $49.9 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Six Months Ended June 30,
(unaudited, in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(39,705)	$(40,944)
Investing activities	195,364	10,846
Financing activities	—	—

Changes in cash flows from operating activities are driven by changes in net loss during the relevant periods (see the discussion of changes in net loss above in “Results of Operations” of this Part I, Item 2).

Cash flows from investing activities in the Current Quarter include net proceeds of $200.0 derived from the EDC Sale and $3.1 million derived from the sale of various assets. The Comparable Quarter include net proceeds of $13.6 million from the sale of the Titanium Explorer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of reduced oil prices since 2014, the continual spread and exacerbation of the COVID-19 pandemic, including as a result of its highly transmittable variants and sub-lineages, geopolitical instability caused by Russia’s invasion of Ukraine, the ongoing oil price and market share volatility, and rising inflationary pressures and potential recessionary conditions have each negatively impacted the offshore contract drilling business at large (as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report).

Interest Rate Risk: As of June 30, 2022, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some portion (or the entirety) of the payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2022, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
2.2	Share Purchase Agreement, dated December 6, 2021, by and between Vantage Holdings International and ADES Arabia Holding		10-K	333-159299-15	2.2	03/30/22
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.1	03/08/19
4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18
4.2	First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019		10-K	333-159299-15	4.4	03/10/20
4.3	Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019		10-K	333-159299-15	4.5	03/10/20
4.4	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	02/17/16
4.5	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	03/08/19
4.6	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16
4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.		8-K	333-159299-15	10.1	06/24/19

10.2	Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016		10-Q	333-159299-15	10.2	08/12/21
10.3	Form of Third Amendment to Employment Agreement between Vantage Drilling International and each Executive (as defined therein)	X
10.4	Form of Support Service Agreement, dated May 27, 2022 by and between Vantage Driller III Co, Vantage Drilling International and Emerald Driller Company	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Inline Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	X

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

VANTAGE DRILLING INTERNATIONAL

Date: August 11, 2022	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial Officer)