Form 10-Q
period 2022-09-30
VANTAGE DRILLING INTERNATIONAL
filed 2022-11-10
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of Vantage Drilling International Ordinary Shares outstanding as of November 1, 2022 is 13,115,026 shares.

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
•
political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, Russia’s invasion of Ukraine in February 2022 and the resulting Russo-Ukrainian War;
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
•
an increase in costs resulting from supply chain constraints, delays and impediments, including, but not limited to, increases in (i) the costs of obtaining supplies, (ii) labor costs, and (iii) freight, transportation and input costs, among others;
•
changes in tax laws, treaties or regulations;
•
credit risks of our key customers and other third parties we engage commercially;
•
compliance with restrictions and covenants in our debt agreements;
•
our ability to refinance our existing and any future indebtedness;
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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
10% Second Lien Notes	The Company's 10% Senior Secured Second Lien Notes due 2020
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
ADES	ADES International Holding Ltd, an offshore and onshore provider of oil and gas drilling and production services in the Middle East, India and Africa
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
Board of Directors	The Company's board of directors
Comparable Period	The nine months ended September 30, 2021
Comparable Quarter	The three months ended September 30, 2021
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a strain of coronavirus caused by SARS-CoV-2
Current Period	The nine months ended September 30, 2022
Current Quarter	The three months ended September 30, 2022
DOJ	U.S. Department of Justice
EDC	Emerald Driller Company
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
IRS	U.S. Internal Revenue Service
OPEC	The Organization of the Petroleum Exporting Countries
OPEC+	The Organization of the Petroleum Exporting Countries plus 10 non-OPEC nations
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PBGs	Performance-based restricted stock units
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
ROU	Right-of-use
Russo-Ukrainian War	The ongoing war resulting from Russia's invasion of Ukraine in February 2022
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share and par value information)

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$243,581	$73,343
Restricted cash	15,123	1,621
Trade receivables, net of allowance for credit losses of $5.0 million, each period	70,823	37,527
Materials and supplies	39,313	37,580
Assets held for sale	—	117,117
Prepaid expenses and other current assets	13,880	18,309
Total current assets	382,720	285,497
Property and equipment
Property and equipment	645,619	645,622
Accumulated depreciation	(298,263)	(266,018)
Property and equipment, net	347,356	379,604
Operating lease ROU assets	1,754	2,450
Other assets	18,661	31,843
Total assets	$750,491	$699,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$45,178	$31,420
Other current liabilities	68,435	31,533
Liabilities held for sale	—	6,720
Total current liabilities	113,613	69,673
Long–term debt, net of discount and financing costs of $1,913 and $3,142, respectively	348,087	346,858
Other long-term liabilities	9,333	17,012
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding, each period	13	13
Additional paid-in capital	633,845	633,847
Accumulated deficit	(356,789)	(369,792)
Controlling interest shareholders' equity	277,069	264,068
Noncontrolling interests	2,389	1,783
Total equity	279,458	265,851
Total liabilities and shareholders' equity	$750,491	$699,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Contract drilling services	$34,092	$42,982	$121,749	$92,362
Management fees	4,442	690	8,385	1,285
Reimbursables and other	32,424	9,179	72,393	14,971
Total revenue	70,958	52,851	202,527	108,618
Operating costs and expenses
Operating costs	66,429	45,369	169,767	106,782
General and administrative	4,253	4,593	17,745	15,055
Depreciation	11,022	14,137	33,404	42,423
Gain on EDC Sale	(632)	—	(61,413)	—
Total operating costs and expenses	81,072	64,099	159,503	164,260
(Loss) income from operations	(10,114)	(11,248)	43,024	(55,642)
Other (expense) income
Interest income	17	8	28	118
Interest expense and other financing charges	(8,504)	(8,508)	(25,511)	(25,529)
Other, net	(363)	(1,108)	(2,149)	(1,901)
Total other expense	(8,850)	(9,608)	(27,632)	(27,312)
(Loss) income before income taxes	(18,964)	(20,856)	15,392	(82,954)
Income tax provision	1,566	881	1,783	3,763
Net (loss) income	(20,530)	(21,737)	13,609	(86,717)
Net (loss) income attributable to noncontrolling interests	(332)	(10)	606	(41)
Net (loss) income attributable to shareholders	$(20,198)	$(21,727)	$13,003	$(86,676)
(Loss) earnings per share
Basic	$(1.54)	$(1.66)	$0.99	$(6.61)
Diluted	$(1.54)	$(1.66)	$0.98	$(6.61)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Nine-Month Period Ended September 30, 2021
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2021	13,115	$13	$634,181	$(259,655)	$1,206	$375,745
Share-based compensation	—	—	306	—	—	306
Share-based compensation - dividend equivalents	—	—	(760)	—	—	(760)
Net loss	—	—	—	(35,984)	(13)	(35,997)
Balance March 31, 2021	13,115	$13	$633,727	$(295,639)	$1,193	$339,294
Share-based compensation	—	—	31	—	—	31
Net loss	—	—	—	(28,965)	(18)	(28,983)
Balance June 30, 2021	13,115	$13	$633,758	$(324,604)	$1,175	$310,342
Share-based compensation	—	—	29	—	—	29
Share-based compensation - dividend equivalents	—	—	30	—	—	30
Contributions from holders of noncontrolling interests	—	—	—	—	691	691
Net loss	—	—	—	(21,727)	(10)	(21,737)
Balance September 30, 2021	13,115	$13	$633,817	$(346,331)	$1,856	$289,355

	Nine-Month Period Ended September 30, 2022
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2022	13,115	$13	$633,847	$(369,792)	$1,783	$265,851
Share-based compensation	—	—	26	—	—	26
Share-based compensation - dividend equivalents	—	—	(63)	—	—	(63)
Net (loss) income	—	—	—	(14,898)	706	(14,192)
Balance March 31, 2022	13,115	$13	$633,810	$(384,690)	$2,489	$251,622
Share-based compensation	—	—	18	—	—	18
Net income	—	—	—	48,099	232	48,331
Balance June 30, 2022	13,115	$13	$633,828	$(336,591)	$2,721	$299,971
Share-based compensation	—	—	17	—	—	17
Net loss	—	—	—	(20,198)	(332)	(20,530)
Balance September 30, 2022	13,115	$13	$633,845	$(356,789)	$2,389	$279,458

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,609	$(86,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	33,404	42,423
Amortization of debt financing costs	1,229	1,229
Share-based compensation expense	61	366
Deferred income tax expense	301	357
Gain on disposal of assets	(1,600)	(2,710)
Gain on EDC Sale	(61,413)	—
Changes in operating assets and liabilities:
Trade receivables, net	(50,289)	(11,451)
Materials and supplies	(2,218)	(2,084)
Prepaid expenses and other current assets	2,680	762
Other assets	(23,222)	(4,207)
Accounts payable	31,873	4,310
Other current liabilities and other long-term liabilities	33,624	13,243
Net cash used in operating activities	(21,961)	(44,479)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(8,154)	(3,232)
Net proceeds from EDC Sale	198,700	—
Net proceeds from sale of assets	3,100	—
Net proceeds from sale of Titanium Explorer	—	13,557
Net cash provided by investing activities	193,646	10,325
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	171,685	(34,154)
Unrestricted and restricted cash and cash equivalents—beginning of period	90,608	154,487
Unrestricted and restricted cash and cash equivalents—end of period	$262,293	$120,333
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$16,266	$16,197
Income taxes (net of refunds)	2,481	2,350
Non-cash investing and financing transactions:
Accrued additions to property and equipment	—	—

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

Financing Transaction Uncertainty

The 9.25% First Lien Notes mature on November 15, 2023, and the Company is exploring a potential refinancing of, or other transaction or series of transactions regarding, all or a portion of the 9.25% First Lien Notes prior to such maturity date (in each case, a “Financing Transaction”). The Company has not committed to engage in any Financing Transaction as of the date hereof and the pursuit of any such Financing Transaction is subject to prevailing market conditions, the Company’s financial condition and the limitations applicable to such transactions under the Company’s existing financing agreements (including, as applicable, the consents and approvals the Company may need to obtain under the relevant documents). In the event that the Company elects to pursue a Financing Transaction, there can be no assurance that any such transaction will be available on terms that are favorable or acceptable to the Company, if at all. Furthermore, the terms of any such Financing Transaction, which could, among other things, replace, modify, amend, restate, or amend and restate the terms, provisions and conditions under the 9.25% First Lien Notes and the related financing agreements, may vary significantly from those currently contained therein, and any modifications to the Company’s existing indebtedness may impose various additional restrictions and covenants on the Company, which could restrict or limit the Company’s ability to, among other things, make capital investments, respond quickly to market conditions, or otherwise take advantage of business opportunities. In addition, any changes by any rating agency to the Company’s credit rating, including any downgrades, could negatively impact the value and liquidity of the Company’s debt securities and require that the Company incur additional costs in connection with any Financing Transaction. The failure to consummate any Financing Transaction, including on terms that are favorable or acceptable to the Company, could have a material and adverse effect on the Company’s results of operations, business and financial condition.

Geopolitical and Market Instability Caused by the Ongoing Russo-Ukrainian War and Rising Inflation

The markets generally exhibited a strong recovery in global oil prices during 2021, a trend which was further exemplified during the first quarter of 2022, reaching $125.72 per barrel in March 2022; however, oil prices decreased during the third quarter of 2022, reaching $84.06 per barrel in September 2022. While our management anticipates oil and gas prices to remain elevated in the near-term as compared to prices exhibited during the last five years, price volatility is still expected to continue as a result of, among other factors, (i) adverse macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the Russo-Ukrainian War, the associated response undertaken by western nations, such as the implementation, expansion and renewal of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries’ ability to reach production targets in the near-term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and (vii) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and new variants and the pace of vaccine rollouts, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and materially decline.

In particular, the Russo-Ukrainian War has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets in which we operate. While it is not possible at this time to predict or determine the ultimate consequences of the conflict in Ukraine, which could include, among other things, additional and expanded sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions (and actions taken or being contemplated by central banks and regulators in an attempt to reduce, curtail and address such pressures and conditions), changes in energy policy, supply chains, financial markets and currency exchange rates, hydrocarbon price volatility in particular is likely to continue for the foreseeable future. To the extent the Russo-Ukrainian War and adverse macroeconomic conditions continue (or exacerbate), the implementation of further measures taken by governmental bodies and private actors, could have a lasting impact in the near- and long-term on the (i) operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy.

While our management is actively monitoring the foregoing events and its associated financial impact on our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will ultimately have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (the “EDC Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia all of the issued and outstanding equity of VHI’s wholly-owned subsidiary, EDC (the “EDC Sale”). EDC is the owner of the following jackup rigs, which are currently operating in Qatar: the Emerald Driller; the Sapphire Driller; and the Aquamarine Driller. Each of these rigs was included within our Drilling Services segment for nine-months ended September 30, 2022. The EDC Purchase Agreement became effective on December 20, 2021 and the transactions contemplated under such agreement closed on May 27, 2022 (the “EDC Closing Date”). On the EDC Closing Date, VHI received $170.0 million as purchase price consideration and $30.0 million in certain contract preparation expense reimbursement. In accordance with the terms of the EDC Purchase Agreement, an additional $4.0 million of proceeds was retained in an escrow fund (the “Adjustment Escrow Fund”) as security for potential purchase price adjustments. During the three months ending September 30, 2022, the entirety of the Adjustment Escrow Fund was released to ADES Arabia and a payment of $1.3 million was paid by VHI to ADES Arabia to finalize the purchase price adjustments pursuant to the EDC Purchase Agreement. As a result of these transactions, VHI recognized a net gain of approximately $61.4 million.

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

Tungsten Explorer Contract Award

On June 9, 2022, a subsidiary of VDI entered into a drilling services contract with a subsidiary of TotalEnergies (the “TotalEnergies Contract”) in respect of VDI’s ultra-deepwater drillship, the Tungsten Explorer. The TotalEnergies Contract contains a minimum term of 225 days. The Tungsten Explorer is currently operating in the Mediterranean where it is drilling the second well of a two-well campaign, and the Company anticipates that it will mobilize to West Africa during the fourth quarter of 2022 (or potentially later).

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, has been prepared without audit, pursuant to the rules and regulations of the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair statement. Our Consolidated Balance Sheet at December 31, 2021 is derived from our December 31, 2021 audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Current assets	$21,805	$8,099
Non-current assets	1,203	212
Current liabilities	5,687	2,838
Non-current liabilities	12,470	1,859
Net carrying amount	$4,851	$3,614

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from our Consolidated Balance Sheets and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. For the nine months ended September 30, 2022, we recognized a net gain of approximately $1.6 million related to the sale or retirement of assets. In the nine months ended September 30, 2021, we recognized a net gain of approximately $2.7 million related to the sale or retirement of assets. The gain/loss related to the sale or retirement of assets for the three months ended September 30, 2022 and 2021 was immaterial.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. As of September 30, 2022, no triggering event has occurred to indicate that the carrying value of our drilling rigs may not be recoverable.

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

Credit Losses – Accounts Receivable: The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers (or customer groups) indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for credit losses. The allowance for credit losses on our trade receivables was $5.0 million as of each of September 30, 2022 and December 31, 2021, respectively. This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other similar events for which we would still be entitled to receive payment under the applicable contract. We disagree with the customer's decision and are currently evaluating our remedies, if any, under the applicable contract.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited, in thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	13,115	13,115	13,115
Restricted share equity awards	—	—	215	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	13,115	13,330	13,115

The following sets forth the number of shares excluded from diluted EPS computations due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited, in thousands)
Restricted share equity awards	221	218	—	218
Future potentially dilutive Ordinary Shares excluded from diluted EPS	221	218	—	218

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three and nine months ended September 30, 2022, we recognized a net loss of approximately $0.4 million and $2.1 million, respectively, related to currency exchange rates. For the three and nine months ended September 30, 2021, we recognized a net loss of approximately $1.1 million and $1.9 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The fair value of our short-term financial assets and liabilities approximates the carrying amounts represented in our Consolidated Balance Sheets principally due to the short-term nature or floating rate nature of these instruments. As of September 30, 2022, the fair value of the 9.25% First Lien Notes was approximately $342.2 million based on quoted market prices in a less active market, a Level 2 measurement.

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

Recently Adopted Accounting Standards:

No new accounting standards were adopted during the nine-month period ended September 30, 2022.

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Jackups	Deepwater	Managed	Consolidated	Jackups	Deepwater	Managed	Consolidated
(unaudited, in thousands)
Dayrate revenue	$6,271	$26,833	$4,442	$37,546	$32,596	$5,307	$690	$38,593
Amortized revenue	562	806	—	1,368	5,079	—	—	5,079
Reimbursable revenue	1,936	5,064	25,044	32,044	4,905	577	3,697	9,179
Total revenue	$8,769	$32,703	$29,486	$70,958	$42,580	$5,884	$4,387	$52,851

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Jackups	Deepwater	Managed	Consolidated	Jackups	Deepwater	Managed	Consolidated
(unaudited, in thousands)
Dayrate revenue	$37,565	$77,133	$8,385	$123,083	$58,967	$23,102	$1,285	$83,354
Amortized revenue	2,221	5,210	—	7,431	10,293	—	—	10,293
Reimbursable revenue	6,087	11,215	54,711	72,013	9,627	909	4,435	14,971
Total revenue	$45,873	$93,558	$63,096	$202,527	$78,887	$24,011	$5,720	$108,618

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Current contract cost assets	$202	$1,405
Noncurrent contract cost assets	4,115	6,832
Noncurrent contract cost assets - held for sale	—	4,196
Current contract revenue assets	—	1,903
Current contract revenue liabilities	37,255	12,311
Noncurrent contract revenue liabilities	1,145	1,893

Significant changes in contract cost assets and contract revenue liabilities during the nine months ended September 30, 2022 are as follows:

	Contract Cost Assets	Contract Revenue Assets	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2021	$12,433	$1,903	$14,204
Increase (decrease) due to contractual changes	(329)	—	76,512
Decrease due to recognition of revenue	(7,787)	(1,903)	(52,316)
Balance as of September 30, 2022 (1)	$4,317	$—	$38,400
(1)
We expect to recognize contract revenues of approximately $37.3 million during the remaining three months of 2022 and $1.1 million thereafter arising primarily from unsatisfied performance obligations existing as of September 30, 2022.

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

The components of lease expense for the periods indicated were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2022	2021	2022	2021
Operating lease cost(1)	Operating costs	$236	$408	$804	$2,023
Operating lease cost(1)	General and administrative	375	152	852	455
Sublease income	Operating costs	—	(121)	—	(363)
Sublease income	General and administrative	(228)	(62)	(635)	(186)
Total operating lease cost		$383	$377	$1,021	$1,929

(1) Short-term lease costs were approximately $0.2 million during the nine months ended September 30, 2022, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively. Short-term lease costs during the three months ended September 30, 2022 was immaterial. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheets	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease ROU assets	$1,754	$2,450
	Operating lease ROU assets - Held for sale	—	197
Total leased assets		$1,754	$2,647
Liabilities:
Current operating	Other current liabilities	$1,786	$1,710
	Other current liabilities - Held for sale	—	103
Noncurrent operating	Other long-term liabilities	94	969
	Other long-term liabilities - Held for sale	—	93
Total lease liabilities		$1,880	$2,875

As of September 30, 2022, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining three months of 2022	$521
2023	1,444
2024	—
2025	—
2026	—
Total future lease payments	$1,965
Less imputed interest	(85)
Present value of lease obligations	$1,880

The weighted average discount rate was 9.25% as of both September 30, 2022 and December 31, 2021. The weighted average remaining lease term for operating leases was 1.03 years and 1.56 years as of September 30, 2022 and December 31, 2021, respectively. ROU assets and lease liabilities recorded for leases commencing during the three and nine months ended September 30, 2022 was $0.7 million and $0.8 million, respectively.

5. Debt

Our debt was composed of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $1,913 and $3,142, respectively	$348,087	$346,858
Less current maturities of long-term debt	—	—
Long-term debt, net	$348,087	$346,858

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

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit facility to replace the letter of credit facility formerly existing under the 2016 Term Loan Facility. The facility has a capacity of $50.0 million, with all outstanding letters of credit being cash collateralized. We have issued $0.1 million in letters of credit under this facility as of September 30, 2022.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. As of September 30, 2022, 13,115,026 Ordinary Shares were issued and outstanding.

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

No awards were granted to employees or directors during the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, 1,564 of previously-granted TBGs vested.

Both the TBGs and PBGs are classified as equity awards. For the nine months ended September 30, 2022, share-based compensation expense related to the TBGs was immaterial. For the nine months ended September 30, 2021, we recognized share-based compensation expense related to the TBGs of approximately $0.4 million. As of September 30, 2022, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016 Amended MIP. As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $5.3 million has been recorded in “Other current liabilities” and $3.5 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at September 30, 2022 to be paid upon settlement of the TBGs.

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI’s change in tax status did not have a material impact on our consolidated financial statements as of September 30, 2022.

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

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding (the “Improbity Action”), initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Drilling Contract, with the Brazilian Government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States, and we filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”) on April 12, 2019 in response. On August 20, 2020, the Brazilian Federal Court dismissed our preliminary statement of defense. On October 5, 2020, we subsequently filed a motion to clarify with the Brazilian Federal Court requesting the reconsideration of certain aspects of the decision dismissing our preliminary statement of defense. Our motion to clarify was denied on December 14, 2020, and on February 10, 2021 we filed an interlocutory appeal to the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil (the “Brazilian Appellate Court”), the appellate court hearing appeals in the “Car Wash” cases, seeking to reverse the Brazilian Federal Court’s denial of our preliminary defense. On April 15, 2021, the Brazilian authorities served us indirectly through the U.S. Department of Justice agreeing to formally send us documents related to the Improbity Action. On May 13, 2021, the Brazilian Appellate Court’s reporting judge for our matter granted our request for preliminary relief and ordered an immediate stay of the Improbity Action as it applies to the Company until the judgment (on the merits) of the interlocutory appeal is rendered by the full three judge panel of the Brazilian Appellate Court. Proceedings with regard to the interlocutory appeal commenced on August 30, 2022 and remain pending. We will be obligated to file a statement of defense in the matter if the decision to stay the Improbity Action is later reversed. The Company understands that the Improbity Action, is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations in Brazil. Separately, on October 26, 2021, Federal Law no. 14,230/2021 (the “New Administrative Improbity Law”) was enacted, amending the original Brazilian improbity legal framework almost in its entirety. The Company believes that the developments arising from the enactment of the New Administrative Improbity Law render the case against it moot, and in February 2022, the Company requested the application of the New Administrative Improbity Law to the Improbity Action proceeding and, accordingly, the dismissal of the Improbity Action against the Company. The Company submitted arguments and a ruling on the impact of the New Administrative Improbity Law on the Improbity Action remains pending. The Company cannot predict the ultimate outcome of this proceeding, or whether a favorable outcome in this proceeding would apply retroactively to dismiss the current Improbity Action.

The damages claimed in the proceeding are in the amount of BRL 102.8 million or approximately $19.6 million (changes in the USD amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $78.5 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil, and does not currently intend to relocate any assets to Brazil. On February 13, 2019, the Company learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the approximate amount of $78.5 million.

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

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Sales tax receivable	$4,436	$8,445
Other receivables	284	234
Income tax receivable	544	1,423
Prepaid insurance	751	257
Current deferred contract costs	202	1,405
Current contract asset	—	1,903
Other	7,663	4,642
	$13,880	$18,309

Assets Held for Sale

Assets held for sale consisted of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Trade receivables, net	$—	$7,306
Materials and supplies	—	13,510
Prepaid expenses and other current assets	—	3,768
Property & equipment, net	—	87,441
Noncurrent deferred contract costs	—	4,196
Operating lease ROU asset	—	197
Other noncurrent assets	—	699
	$—	$117,117

Property and Equipment, net

Property and equipment, net, consisted of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Drilling equipment	$624,605	$626,546
Assets under construction	2,085	148
Office and technology equipment	18,406	18,405
Leasehold improvements	523	523
	645,619	645,622
Accumulated depreciation	(298,263)	(266,018)
Property and equipment, net	$347,356	$379,604

Other Assets

Other assets consisted of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Noncurrent restricted cash	$3,589	$15,644
Deferred certification costs	3,679	5,199
Noncurrent deferred contract costs	4,115	6,832
Deferred income taxes	1,576	1,776
Other noncurrent assets	5,702	2,392
	$18,661	$31,843

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Interest	$12,229	$4,136
Compensation (1)	7,482	7,040
2016 MIP - Dividend equivalent (2)	5,277	—
Income taxes payable	3,747	5,589
Current deferred revenue	37,255	12,311
Current portion of operating lease liabilities	1,786	1,710
Other	659	747
	$68,435	$31,533

(1) Includes $2.3 million as of December 31, 2021 related to cash awards granted to certain key employees of the Company pursuant to underlying award agreements and issued under the 2016 Amended MIP. The final payout of this cash award was made in June 2022.

(2) “Dividend equivalents” on vested TBGs are payable upon settlement of the applicable award.

Liabilities Held for Sale

Liabilities held for sale consisted of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Accounts payable	$—	$4,140
Compensation	—	464
Income taxes payable	—	716
Current portion of operating lease liabilities	—	103
Deferred income taxes	—	1,190
Noncurrent operating lease liabilities	—	93
Other	—	14
	$—	$6,720

Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
2016 MIP - Dividend equivalent (1)	$3,521	$8,735
Noncurrent deferred revenue	1,145	1,893
Noncurrent operating lease liabilities	94	969
Other non-current liabilities	4,573	5,415
	$9,333	$17,012

(1) “Dividend equivalents” on vested TBGs are payable upon settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Cash and cash equivalents	$243,581	$73,343
Restricted cash	15,123	1,621
Restricted cash included within Other Assets	3,589	15,644
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$262,293	$90,608

Restricted cash represents cash held by banks as collateralizing letters of credit.

Related Party Transactions

The Company does not currently have any reportable transactions with entities that meet the definition of related parties as specifically defined by ASC 850 Related Party Disclosures. The Company does have recurring transactions and collaboration agreements in the ordinary course of business with ADES, as described in “Note 1. Organization and Recent Events” and “Note 2. Basis of Presentation and Significant Accounting Policies”, and Aquadrill LLC, as described below.

ADES

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

On December 6, 2021, we entered into the EDC Purchase Agreement to sell to ADES Arabia all of the issued and outstanding equity of EDC, which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. The transactions contemplated by the EDC Purchase Agreement closed on the EDC Closing Date. Simultaneously with the EDC Sale, certain subsidiaries of the Company and ADES entered into the EDC Support Services Agreements, pursuant to which a subsidiary of the Company agreed to provide, in exchange for customary fees and reimbursements, support services to EDC with respect to the Emerald Driller, Sapphire Driller and Aquamarine Driller for a three-year term. Fees earned as a result of these agreements are included in “Management fees” and “Reimbursable and other” in our Consolidated Statement of Operations within the Managed Services segment as reported in “Note 10. Business Segment and Significant Customer Information.” For additional information regarding the EDC Purchase Agreement and the transactions contemplated thereunder, please see “Share Purchase Agreement to Sell EDC to ADES Arabia Holding” under “Note 1. Organization and Recent Events” of these Notes to Unaudited Financial Statements.

On September 22, 2022, three wholly owned subsidiaries of VHI entered into several related agreements with Advanced Energy Services, S.A.E., a subsidiary of ADES (“ADES SAE” and together with ADES Arabia, the “ADES Group”), including a (i) secondment agreement; (ii) a services agreement; and (iii) a bareboat charter agreement, in each case to support a drilling campaign that will utilize the Topaz Driller jackup (collectively, the “ADES Ancillary Agreements”). These contracts generally provide for: (a) reimbursement of loaned employee personnel costs plus a service fee; (b) a fixed fee based on days the rig is drilling; (c) a variable fee based on a percentage of gross margin generated on a monthly basis; and (d) reimbursement for purchases of supplies, equipment and personnel services, and other services provided at the request of ADES SAE. Fees earned as a result of these agreements are included in “Reimbursable and other” in our Consolidated Statement of Operations within the Drilling Services segment as reported in “Note 10. Business Segment and Significant Customer Information.”

For the three and nine months ended September 30, 2022, we recognized revenue of $2.5 million and $2.9 million, respectively from the ADES Group in connection with the ADES Ancillary Agreements. As of September 30, 2022 and December 31, 2021, accounts receivable from the ADES Group totaled approximately $6.5 million and $0.5 million, respectively, included in “Trade receivables” on the Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, accounts payable to the ADES Group totaled approximately $4.4 million and $2.1 million, respectively, included in “Accounts payable” on the Consolidated Balance Sheets.

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

Aquadrill

VHI previously entered into Framework Agreements and related Management and Marketing Agreements, as amended, on March 16, 2021 with Aquadrill, pursuant to which certain subsidiaries of VHI agreed to provide operating, management and marketing services to Aquadrill and its subsidiaries (the “Aquadrill Entities”). Fees earned as a result of these agreements are included in “Management fees” and “Reimbursable and other” in our Consolidated Statement of Operations within the Managed Services segment as reported in “Note 10. Business Segment and Significant Customer Information.” For the three and nine months ended September 30, 2022, we recognized revenue of $22.1 million and $52.2 million, respectively, and for the three and nine months ended September 30, 2021, we recognized revenue of $4.4 million and $5.7 million, respectively. Two of our shareholders that own a significant portion of our Ordinary shares also own an interest in Aquadrill.

10. Business Segment and Significant Customer Information

Our operations are dependent on the global oil and gas industry, and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies, and other international exploration and production companies. As the result of an increase in activity related to operating, management and marketing services for rigs owned by third-parties, the Company has two reportable segments: (1) “Drilling Services,” which includes activities related to owned jackup rigs and drillships; and (2) “Managed Services,” which consists of activities related to rigs owned by third parties that we manage or support. The chief operating decision maker evaluates the performance of our reportable segments using adjusted operating income (loss), which is a segment performance measure, because this financial measure reflects our ongoing profitability and performance. Adjusted operating income (loss) is defined as segment income (loss) from operations plus depreciation. General and administrative expenses, other (expense) income, and income taxes are not allocated to the operating segments for purposes of measuring segment income (loss) from operations and are included in “Unallocated” in the table below. There are no intersegment revenues. Our segment results for the periods indicated were as follows:

	Three Months Ended September 30, 2022
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$34,092	$—	$—	$34,092
Management fees	—	4,442	—	4,442
Reimbursables and other	7,380	25,044	—	32,424
Total revenue	41,472	29,486	—	70,958
Operating costs and expenses
Operating costs	40,192	26,236	1	66,429
General and administrative	—	—	4,253	4,253
Depreciation	10,631	—	391	11,022
Gain on EDC Sale	—	—	(632)	(632)
Total operating costs and expenses	50,823	26,236	4,013	81,072
(Loss) income from operations	(9,351)	3,250	(4,013)	(10,114)
Other (expense) income
Interest income	—	—	17	17
Interest expense and financing charges	—	—	(8,504)	(8,504)
Other, net	—	—	(363)	(363)
Total other expense	—	—	(8,850)	(8,850)
(Loss) income before income taxes	$(9,351)	$3,250	$(12,863)	$(18,964)

Reconciliation of (loss) income from operations to segment adjusted operating income:	Drilling Services	Managed Services
(Loss) income from operations	$(9,351)	$3,250
Depreciation	10,631	—
Segment adjusted operating income	$1,280	$3,250

	Three Months Ended September 30, 2021
(unaudited, in thousands)	Drilling Services	Managed Services	Unallocated	Consolidated
Revenue
Contract drilling services	$42,982	$—	$—	$42,982
Management fees	—	690	—	690
Reimbursables and other	5,482	3,697	—	9,179
Total revenue	48,464	4,387	—	52,851
Operating costs and expenses
Operating costs	41,235	4,134	—	45,369
General and administrative	—	—	4,593	4,593
Depreciation	13,718	—	419	14,137
Gain on EDC Sale	—	—	—	—
Total operating costs and expenses	54,953	4,134	5,012	64,099
(Loss) income from operations	(6,489)	253	(5,012)	(11,248)
Other (expense) income
Interest income	—	—	8	8
Interest expense and financing charges	—	—	(8,508)	(8,508)
Other, net	—	—	(1,108)	(1,108)
Total other expense	—	—	(9,608)	(9,608)
(Loss) income before income taxes	$(6,489)	$253	$(14,620)	$(20,856)

Reconciliation of (loss) income from operations to segment adjusted operating income:	Drilling Services	Managed Services
(Loss) income from operations	$(6,489)	$253
Depreciation	13,718	—
Segment adjusted operating income	$7,229	$253

	Nine Months Ended September 30, 2022
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$121,749	$—	$—	$121,749
Management fees	—	8,385	—	8,385
Reimbursables and other	17,682	54,711	—	72,393
Total revenue	139,431	63,096	—	202,527
Operating costs and expenses
Operating costs	112,794	56,972	1	169,767
General and administrative	—	—	17,745	17,745
Depreciation	32,182	—	1,222	33,404
Gain on EDC Sale	—	—	(61,413)	(61,413)
Total operating costs and expenses	144,976	56,972	(42,445)	159,503
(Loss) income from operations	(5,545)	6,124	42,445	43,024
Other (expense) income
Interest income	—	—	28	28
Interest expense and financing charges	—	—	(25,511)	(25,511)
Other, net	—	—	(2,149)	(2,149)
Total other expense	—	—	(27,632)	(27,632)
(Loss) income before income taxes	$(5,545)	$6,124	$14,813	$15,392

Reconciliation of (loss) income from operations to segment adjusted operating income:	Drilling Services	Managed Services
(Loss) income from operations	$(5,545)	$6,124
Depreciation	32,182	—
Segment adjusted operating income	$26,637	$6,124

	Nine Months Ended September 30, 2021
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$92,362	$—	$—	$92,362
Management fees	—	1,285	—	1,285
Reimbursables and other	10,536	4,435	—	14,971
Total revenue	102,898	5,720	—	108,618
Operating costs and expenses
Operating costs	101,459	5,323	—	106,782
General and administrative	—	—	15,055	15,055
Depreciation	41,185	—	1,238	42,423
Gain on EDC Sale	—	—	—	—
Total operating costs and expenses	142,644	5,323	16,293	164,260
(Loss) income from operations	(39,746)	397	(16,293)	(55,642)
Other (expense) income
Interest income	—	—	118	118
Interest expense and financing charges	—	—	(25,529)	(25,529)
Other, net	—	—	(1,901)	(1,901)
Total other expense	—	—	(27,312)	(27,312)
(Loss) income before income taxes	$(39,746)	$397	$(43,605)	$(82,954)

Reconciliation of (loss) income from operations to segment adjusted operating income:	Drilling Services	Managed Services
(Loss) income from operations	$(39,746)	$397
Depreciation	41,185	—
Segment adjusted operating income	$1,439	$397

Our revenue by country and segment was as follows for the periods indicated (revenue of less than 10% are included in “Other countries”):

		Three months ended September 30,		Nine months ended September 30,
Country	Segment	2022	2021	2022	2021
(unaudited, in thousands)
UAE	Managed Services	$21,320	$—	$49,286	$—
India	Drilling Services and Managed Services	13,683	5,884	40,202	24,036
Egypt	Drilling Services	—	—	27,034	—
Cyprus	Drilling Services	18,867	—	26,349	—
Indonesia	Drilling Services and Managed Services	13,265	5,591	22,071	—
Montenegro	Drilling Services	—	14,887	—	31,193
Qatar	Drilling Services	—	7,932	—	22,826
Equatorial Guinea	Drilling Services	—	8,474	—	—
Malaysia	Drilling Services	—	5,692	—	—
Other countries (1)	Drilling Services and Managed Services	3,823	4,391	37,585	30,563
Total revenues		$70,958	$52,851	$202,527	$108,618

(1) “Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

For the three and nine months ended September 30, 2022 and 2021, a substantial amount of our revenue was derived from countries outside of the United States. Revenue with customers that contributed 10% or more of revenue for the periods indicated were as follows:

		Three months ended September 30,		Nine months ended September 30,
(unaudited)	Segment	2022	2021	2022	2021
Customer 1	Managed Services	31%	0%	26%	0%
Customer 2	Drilling Services and Managed Services	19%	11%	20%	22%
Customer 3	Drilling Services	0%	0%	13%	0%
Customer 4	Drilling Services	33%	28%	13%	29%
Customer 5	Drilling Services	0%	14%	0%	12%
Customer 6	Drilling Services	0%	16%	0%	0%
Customer 7	Drilling Services	0%	11%	0%	0%
Customer 8	Drilling Services	0%	11%	0%	0%

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

	September 30, 2022	December 31, 2021
(unaudited, in thousands)
Cyprus	$161,348	$—
Egypt	—	173,187
India	85,102	96,583
Indonesia	59,734	63,581
Other countries (1)	41,172	46,253
Total property and equipment	$347,356	$379,604

(1) “Other countries” represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of September 30, 2022, and our results of operations for the three and nine months ended September 30, 2022 and 2021. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of November 1, 2022:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Owned Rigs:
Jackups
Topaz Driller	2009	375	30,000	Egypt	Operating
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Cyprus	Operating
Managed Rigs:
Drillships
Polaris	2008	10,000	37,500	High Seas	Mobilizing
Aquarius	2008	10,000	35,000	Spain	Reactivating
Capella	2008	10,000	37,500	Labuan	Warm stacked
Supported Rigs:
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Qatar	Operating
Aquamarine Driller	2009	375	30,000	Qatar	Operating
(1)
The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

Recent Developments

Financing Transaction Uncertainty

The 9.25% First Lien Notes mature on November 15, 2023, and the Company is exploring a potential refinancing of, or other transaction or series of transactions regarding, all or a portion of the 9.25% First Lien Notes prior to such maturity date (in each case, a “Financing Transaction”). The Company has not committed to engage in any Financing Transaction as of the date hereof and the pursuit of any such Financing Transaction is subject to prevailing market conditions, the Company’s financial condition and the limitations applicable to such transactions under the Company’s existing financing agreements (including, as applicable, the consents and approvals the Company may need to obtain under the relevant documents). In the event that the Company elects to pursue a Financing Transaction, there can be no assurance that any such transaction will be available on terms that are favorable or acceptable to the Company, if at all. Furthermore, the terms of any such Financing Transaction, which could, among other things, replace, modify, amend, restate, or amend and restate the terms, provisions and conditions under the 9.25% First Lien Notes and the related financing agreements, may vary significantly from those currently contained therein, and any modifications to the Company’s existing indebtedness may impose various additional restrictions and covenants on the Company, which could restrict or limit the Company’s ability to, among other things, make capital investments, respond quickly to market conditions, or otherwise take advantage of business opportunities. In addition, any changes by any rating agency to the Company’s credit rating, including any downgrades, could negatively impact the value and liquidity of the Company’s debt securities and require that the Company incur additional costs in connection with any Financing Transaction. The failure to consummate any Financing Transaction, including on terms that are favorable or acceptable to the Company, could have a material and adverse effect on the Company’s results of operations, business and financial condition.

Geopolitical and Market Instability Caused by the Ongoing Russo-Ukrainian War and Rising Inflation

The markets generally exhibited a strong recovery in global oil prices during 2021, a trend which was further exemplified during the first quarter of 2022, reaching $125.72 per barrel in March 2022; however, oil prices decreased during the third quarter of 2022, reaching $84.06 per barrel in September 2022. While our management anticipates oil and gas prices to remain elevated in the near-term as compared to prices exhibited during the last five years, price volatility is still expected to continue as a result of, among other factors, (i) adverse macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the Russo-Ukrainian War, the associated response undertaken by western nations, such as the implementation, expansion and renewal of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries’ ability to reach production targets in the near term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and (vii) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and new variants and the pace of vaccine rollouts, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and materially decline.

In particular, the Russo-Ukrainian War has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets in which we operate. While it is not possible at this time to predict or determine the ultimate consequences of Russo-Ukrainian War, which could include, among other things, additional and expanded sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions, including rising inflationary pressures and potential recessionary conditions (and actions taken or being contemplated by central banks and regulators in an attempt to reduce, curtail and address such pressures and conditions), and material changes in energy policy, supply chains, financial markets and currency exchange rates, hydrocarbon price volatility in particular is likely to continue for the foreseeable future. To the extent the Russo-Ukrainian War and other adverse macroeconomic conditions continue (or exacerbate), the implementation of further measures taken by governmental bodies and private actors, could have a lasting impact in the near- and long-term on the (i) operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy. While our management is actively monitoring the foregoing events and its associated financial impact on our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will ultimately have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (the “EDC Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia all of the issued and outstanding equity of VHI’s wholly-owned subsidiary, EDC (the “EDC Sale”). EDC is the owner of the following jackup rigs, which are currently operating in Qatar: the Emerald Driller; the Sapphire Driller; and the Aquamarine Driller. Each of these rigs was included within our Drilling Services segment for the nine months ended September 30, 2022. The EDC Purchase Agreement became effective on December 20, 2021 and the transactions contemplated under such agreement closed on May 27, 2022 (the “EDC Closing Date”). On the EDC Closing Date, VHI received $170.0 million as purchase price consideration and $30.0 million in certain contract preparation expense reimbursement. In accordance with the terms of the EDC Purchase Agreement, an additional $4.0 million of proceeds was retained in an escrow fund (the “Adjustment Escrow Fund”) as security for potential purchase price adjustments. During the three months ending September 30, 2022, the entirety of the Adjustment Escrow

Fund was released to ADES Arabia and a payment of $1.3 million was paid by VHI to ADES Arabia to finalize the purchase price adjustments pursuant to the EDC Purchase Agreement. As a result of these transactions, VHI recognized a net gain of approximately $61.4 million.

Simultaneously with the EDC Sale, certain subsidiaries of the Company and ADES entered into three separate support services agreements (collectively, the “ADES Support Services Agreements”), pursuant to which a subsidiary of the Company agreed to provide, in exchange for customary fees and reimbursement, support services to EDC with respect to the Emerald Driller, Sapphire Driller and Aquamarine Driller for a three-year term.

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

Tungsten Explorer Contract Award

On June 9, 2022, a subsidiary of VDI entered into a drilling services contract with a subsidiary of TotalEnergies (the “TotalEnergies Contract”) in respect of VDI’s ultra-deepwater drillship, the Tungsten Explorer. The TotalEnergies Contract contains a minimum term of 225 days. The Tungsten Explorer is currently operating in the Mediterranean where it is drilling the second well of a two-well campaign, and the Company anticipates that it will mobilize to West Africa during the fourth quarter of 2022 (or potentially later).

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

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Since 2021, global oil prices have experienced a robust recovery resulting in the strongest annual performance (on a price per barrel basis) since 2012, with Brent crude oil reaching $125.72 per barrel in March 2022; however, oil prices decreased during the third quarter of 2022, reaching $84.06 per barrel in September 2022. The relatively elevated prices exhibited recently are due to, among other factors, the (i) OPEC+ countries’ agreement since last year to reduce production by almost 10 million barrels per day, representing approximately 10% of the world's output compared with demand for approximately 96 million barrels a day, and their recent agreement to boost production, but only in measured steps, (ii) development, efficacy, availability and utilization of vaccines for COVID-19, (iii) the reopening of global economies, (iv) injection of substantial government monetary and fiscal stimulus and (v) the ongoing energy supply crisis driven by a shortage of fuel within recovering economies and anticipated extreme weather across Europe and northeast Asia, along with years of under investment in oil reserve replacement, all of which has been exacerbated by the global turmoil, and political and market instability caused by the Russo-Ukrainian War.

Notwithstanding the elevated oil prices during the last 18 months, market volatility and uncertainty largely remain, and the oil and gas industry continues to be materially impacted and shaped by external factors which have influenced its overall development and recovery, including global macroeconomic challenges resulting from inflationary pressures and potential recessionary conditions, as well as geopolitical and market instability caused by the Russo-Ukrainian War. In response to these challenges, OPEC+ agreed on October 5, 2022 to a production cut of two million barrels per day, an amount which constitutes approximately 2.0% of overall global oil production. While the U.S. intends to release additional barrels from its strategic oil reserve in response to these production cuts, the actions taken by OPEC+ could contribute to, among other things, greater inflationary pressures and sharp price increases to oil and gas in the near-term. Moreover, the Russo-Ukrainian War has caused, and could continue to cause for the foreseeable future, significant instability, disruption, uncertainty and volatility in the hydrocarbon industry and the global markets at large. Further geopolitical developments could occur, including a possible agreement relating to Iran’s nuclear deal and the subsequent suspension of U.S. sanctions in Iran (which could result in, among other things, the influx of Iranian crude oil into the global markets), any of which could significantly impact our business and operations. With higher crude oil prices there is the potential for increased production from U.S. shale producers and non-OPEC countries, which could lead to significant increase in the overall global oil and gas supply, and result in reduced commodity prices.

In addition, the opening of economies, supply chain bottlenecks occurring throughout the world and across various industries, and the injection of significant levels of governmental monetary and fiscal stimulus to avoid a recession during the peak of the COVID-19 pandemic, have collectively contributed to the highest level of inflation in decades across the U.S., the United Kingdom, Europe and the global community at large. In the U.S., for example, the Consumer Price Index reached a 40-year high in June 2022, and such rates are expected to increase in the near-term. Therefore, our operations could be materially and adversely impacted by global inflation, including in the form of increases in personnel costs and the prices of goods and services required to operate our rigs. Given that we enter into fixed dayrate contracts that have contractual terms with minimal adjustments to account for rising inflation, the majority (if not all) of these costs will be borne by us. While we are currently unable to estimate the ultimate impact of inflation and the associated rising prices of goods and services, our costs could rise in the near-term and materially impact our profitability and overall financial condition.

Furthermore, central banks and regulators across the world have raised, and it is anticipated that they will likely continue to raise, interest rates in an attempt to gain control over and reduce inflation in their respective jurisdictions. In the U.S., for example, in September 2022 the Federal Reserve issued its fifth consecutive rate increase over the past calendar year. Such efforts being undertaken by central banks and regulators could tip the global economy into a recession, which could materially and adversely impact demand for oil and gas and, in the process, demand for our services.

As a result of such volatility, disruption, instability and uncertainty, operators have faced, and will generally continue to face, difficulties when attempting to definitively plan their capital budget programs for the near- and long- term.

Backlog

The following table reflects a summary of our contract backlog coverage of days contracted and related revenue as of September 30, 2022 based on information available as of that date:

	Percentage of Days Contracted			Revenues Contracted (in thousands)
	2022	2023	Beyond	2022	2023	Beyond
Backlog
Jackups	100%	43%	0%	$7,520	$14,878	$—
Drillships	71%	76%	0%	$20,783	$125,221	$—
Managed Rigs - fees (2)	53%	31%	0%	$1,819	$2,260	$—
Supported Rigs - fees	100%	100%	70%	$828	$2,628	$1,430
Contract value for managed rigs
Managed Rigs - contracted (1)	24%	32%	0%	$10,676	$58,224	$—
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

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days; rig utilization; and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Jackups
Rigs available	2	5	2	5
Available days (1)	184	460	546	1,365
Utilization (2)	51.3%	98.7%	68.1%	56.9%
Average daily revenues (3)	$72,386	$82,975	$69,372	$89,250
Deepwater
Rigs available	2	2	2	2
Available days (1)	184	184	546	546
Utilization (2)	96.7%	28.5%	95.6%	42.4%
Average daily revenues (3)	$155,393	$101,128	$157,701	$99,907
Held for Sale (4)
Rigs available	0	0	3	0
Available days (1)	0	0	438	0
Utilization (2)	N/A	N/A	43.6%	N/A
Average daily revenues (3)	N/A	N/A	$73,142	N/A
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

For the Three Months Ended September 30, 2022 and 2021

Net loss attributable to shareholders for the Current Quarter was $20.2 million, or $1.54 per basic share, on operating revenues of $71.0 million, compared to net loss attributable to shareholders for the Comparable Quarter of $21.7 million, or $1.66 per basic share, on operating revenues of $52.9 million.

The following table is an analysis of our operating results for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%
(unaudited, in thousands)
Consolidated:
Revenues
Contract drilling services	$34,092	$42,982	$(8,890)	-21%
Management fees	4,442	690	3,752	544%
Reimbursables and other	32,424	9,179	23,245	253%
Total revenues	70,958	52,851	18,107	34%
Operating costs and expenses:
Operating costs	66,429	45,369	21,060	46%
General and administrative	4,253	4,593	(340)	-7%
Depreciation	11,022	14,137	(3,115)	-22%
Gain on EDC Sale	(632)	—	(632)	**
Total operating costs and expenses	81,072	64,099	16,973	26%
Loss from operations	(10,114)	(11,248)	1,134	-10%
Other (expense) income
Interest income	17	8	9	113%
Interest expense and financing charges	(8,504)	(8,508)	4	0%
Other, net	(363)	(1,108)	745	-67%
Total other expense	(8,850)	(9,608)	758	-8%
Loss before income taxes	(18,964)	(20,856)	1,892	-9%
Income tax provision	1,566	881	685	78%
Net loss	(20,530)	(21,737)	1,207	-6%
Net loss attributable to noncontrolling interests	(332)	(10)	(322)	n/m
Net loss attributable to shareholders	$(20,198)	$(21,727)	$1,529	-7%

Drilling Services:
Revenue
Contract drilling services	$34,092	$42,982	$(8,890)	-21%
Management fees	—	—	—	**
Reimbursables and other	7,380	5,482	1,898	35%
Total revenue	41,472	48,464	(6,992)	-14%
Operating costs and expenses:
Operating costs	40,192	41,235	(1,043)	-3%
General and administrative	—	—	—	**
Depreciation	10,631	13,718	(3,087)	-23%
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	50,823	54,953	(4,130)	-8%
Loss from operations	(9,351)	(6,489)	(2,862)	44%

Managed Services:
Revenue
Contract drilling services	$—	$—	$—	**
Management fees	4,442	690	3,752	544%
Reimbursables and other	25,044	3,697	21,347	577%
Total revenue	29,486	4,387	25,099	572%
Operating costs and expenses:
Operating costs	26,236	4,134	22,102	535%
General and administrative	—	—	—	**
Depreciation	—	—	—	**
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	26,236	4,134	22,102	535%
Income from operations	3,250	253	2,997	n/m
n/m = not meaningful

Consolidated Revenue: Total revenue increased $18.1 million due primarily to an increase in operating activities in the Current Quarter as discussed below.

Drilling Services Revenue: Contract drilling revenue decreased $8.9 million for the Current Quarter as compared to the Comparable Quarter. The decrease in contract drilling revenue was primarily the result of the EDC Sale (as discussed in “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding”) as well as the Topaz Driller operating fewer days during the Current Quarter due to routine maintenance. These decreases were offset by the Tungsten Explorer operating during the Current Quarter compared to the rig preparing for reactivation during the Comparable Quarter. Reimbursables and other revenue increased $1.9 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of the Tungsten Explorer operating during the Current Quarter compared to the rig preparing for reactivation during the Comparable Quarter, which was offset by decreases in reimbursables as a result of the EDC Sale (as discussed immediately above).

Managed Services Revenue: Management fees increased $3.8 million in the Current Quarter as compared to the Comparable Quarter primarily due to the Capella operating during the Current Quarter, which we began managing in March 2022. The increase in Reimbursables and other revenue for the Current Quarter as compared to the Comparable Quarter is primarily as a result of the management of the deepwater floaters owned by Aquadrill.

Consolidated Operating Costs: Total operating costs increased 46% due primarily to an increase in operating activities in the Current Quarter as discussed below.

Drilling Services Operating costs: Drilling Services operating costs decreased 3% in the Current Quarter as compared to the Comparable Quarter primarily as the result of the EDC Sale (as discussed in “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding”) partially offset by increases in operating costs on the Tungsten Explorer (as discussed in Drilling Services Revenue above).

Managed Services Operating costs: The increase in Managed Services operating costs in the Current Quarter as compared to the Comparable Quarter is the result of management of certain deepwater floaters (as discussed in Managed Services Revenue above).

General and administrative expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to decreases in labor costs, which was offset by increases in professional fees. Non-cash share-based compensation expense for the Current Quarter and Comparable Quarter was immaterial.

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

Gain on EDC Sale: During the Current Quarter, we recorded a net gain of approximately $0.6 million related to final purchase price adjustments arising under the EDC Purchase Agreement. See “Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in Recent Development in this Part I, Item 2 for additional details.

Interest income: Increases in interest income for the Current Quarter as compared to the Comparable Quarter were due primarily to higher interest rates earned during the Current Quarter.

Interest expense and financing charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $0.4 million for each of the Current Quarter and the Comparable Quarter.

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $0.4 million and $1.1 million was included in “other, net,” for the Current Quarter and Comparable Quarter, respectively.

Income tax provision: Our annualized effective tax rate for the Current Quarter is negative 12.04% based on estimated annualized ordinary loss before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Quarter was negative 8.01%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

For the Nine Months Ended September 30, 2022 and 2021

Net income attributable to shareholders for the Current Period was $13.0 million, or $0.99 per basic share, on operating revenues of $202.5 million, compared to net loss attributable to shareholders for the Comparable Period of $86.7 million, or $6.61 per basic share, on operating revenues of $108.6 million.

The following table is an analysis of our operating results for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
(unaudited, in thousands)
Consolidated:
Revenues
Contract drilling services	$121,749	$92,362	$29,387	32%
Management fees	8,385	1,285	7,100	553%
Reimbursables and other	72,393	14,971	57,422	384%
Total revenues	202,527	108,618	93,909	86%
Operating costs and expenses:
Operating costs	169,767	106,782	62,985	59%
General and administrative	17,745	15,055	2,690	18%
Depreciation	33,404	42,423	(9,019)	-21%
Gain on EDC Sale	(61,413)	—	(61,413)	**
Total operating costs and expenses	159,503	164,260	(4,757)	-3%
Income (loss) from operations	43,024	(55,642)	98,666	-177%
Other (expense) income
Interest income	28	118	(90)	-76%
Interest expense and financing charges	(25,511)	(25,529)	18	0%
Other, net	(2,149)	(1,901)	(248)	13%
Total other expense	(27,632)	(27,312)	(320)	1%
Income (loss) before income taxes	15,392	(82,954)	98,346	-119%
Income tax provision	1,783	3,763	(1,980)	-53%
Net income (loss)	13,609	(86,717)	100,326	-116%
Net income (loss) attributable to noncontrolling interests	606	(41)	647	n/m
Net income (loss) attributable to shareholders	$13,003	$(86,676)	$99,679	-115%

Drilling Services:
Revenue
Contract drilling services	$121,749	$92,362	$29,387	32%
Management fees	—	—	—	**
Reimbursables and other	17,682	10,536	7,146	68%
Total revenue	139,431	102,898	36,533	36%
Operating costs and expenses:
Operating costs	112,794	101,459	11,335	11%
General and administrative	—	—	—	**
Depreciation	32,182	41,185	(9,003)	-22%
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	144,976	142,644	2,332	2%
Loss from operations	(5,545)	(39,746)	34,201	-86%

Managed Services:
Revenue
Contract drilling services	$—	$—	$—	**
Management fees	8,385	1,285	7,100	553%
Reimbursables and other	54,711	4,435	50,276	n/m
Total revenue	63,096	5,720	57,376	n/m
Operating costs and expenses:
Operating costs	56,972	5,323	51,649	970%
General and administrative	—	—	—	**
Depreciation	—	—	—	**
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	56,972	5,323	51,649	970%
Income from operations	6,124	397	5,727	n/m
n/m = not meaningful

Consolidated Revenue: Total revenue increased $93.9 million due primarily to an increase in operating activities in the Current Period as discussed below.

Drilling Services Revenue: Contract drilling revenue increased $29.4 million for the Current Period as compared to the Comparable Period. The increase in our contract drilling revenue was primarily the result of the Tungsten Explorer operating during the Current Period compared to the rig being warm stacked during the Comparable Period. This increase was offset by lower contract drilling revenue for the three jackup rigs included in the EDC Sale (as discussed in “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding”) and the Topaz Driller operating fewer days during the Current Period due to routine maintenance. Reimbursables and other revenue increased $7.1 million in the Current Period as compared to the Comparable Period primarily as a result of the changes in drilling contracts (as discussed immediately above).

Managed Services Revenue: Management fees increased $7.1 million in the Current Period as compared to the Comparable Period primarily due to the Capella operating during the Current Period, which we began managing this in March 2022. The increase in Reimbursables and other revenue for the Current Period as compared to the Comparable Period is primarily as a result of the management of the deepwater floaters owned by Aquadrill, which we began managing in late March 2021.

Consolidated Operating Costs: Total operating costs increased 59% due primarily to an increase in operating activities in the Current Period as discussed below.

Drilling Services Operating costs: Drilling Services operating costs increased 11% in the Current Period as compared to the Comparable Period primarily as a result of changes to certain of our drilling contracts (as discussed in Drilling Services Revenue above). This increase was partially offset by the sale of various assets during the Current Period and the recognition of a net gain of approximately $1.9 million related to the sale of these assets. The Comparable Period includes the sale of the Titanium Explorer and the recognition of a net gain of approximately $2.8 million related to the sale of the asset.

Managed Services Operating costs: The increase in Managed Services operating costs in the Current Period as compared to the Comparable Period is the result the management of certain deepwater floaters (as discussed in “Managed Services Revenue” above).

General and administrative expenses: Increases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to increased labor costs and professional fees. General and administrative expenses for the Comparable Period included approximately $0.3 million for non-cash share-based compensation expense. Non-cash share-based compensation expense for the Current Period was immaterial.

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

Gain on EDC Sale: During the Current Period, we recorded a net gain of approximately $61.4 million related to the EDC Sale. See “Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in Recent Developments in this Part I, Item 2 for additional details.

Interest income: Decreases in interest income for the Current Period as compared to the Comparable Period were due primarily to lower cash investments during the Current Period partially offset by higher interest rates.

Interest expense and financing charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $1.2 million for each of the Current Period and Comparable Period, respectively.

Other, net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $2.1 million and $1.9 million was included in “other, net,” for the Current Period and Comparable Period, respectively.

Income tax provision: Our annualized effective tax rate for the Current Period is negative 12.04% based on estimated annualized ordinary loss before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Period was negative 8.01%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

Liquidity and Capital Resources

The prolonged low contract dayrate environment caused by the spread of COVID-19, the resulting decline in global economic activity and the oil price and market share volatility began to reduce our liquidity and capital resources in the second quarter of 2020 through much of 2021. Moreover, the global events that transpired in 2020 and 2021 had significant and adverse consequences for general financial, business and economic conditions, as well as for the financial, business and economic position of our business and the business of our customers and suppliers. While global economic activity has shown signs of recovery during portions of 2021 and 2022, global inflationary pressures (including the actions taken by central banks and regulators across the world in an attempt to reduce, curtail and address such pressures and conditions), the Russo-Ukrainian War and other macroeconomic conditions could trigger a global recession and, in the process, materially and adversely impact our ability to derive cash flows from our operations and access capital funding sources from third parties in the near- and long-term.

We experienced, and could experience further delays in the collection of certain accounts receivables due to logistical obstacles resulting from the COVID-19 pandemic, such as office closures, as well as other impacts to our long-term liquidity. Ongoing and additional governmental measures, such as widespread lock downs, nightly curfews, territorial entry restrictions and mandates, could impact our ability to operate in locations where such restrictions and requirements are in place, including those locations where we derive material revenue. In addition, the Russo-Ukrainian War, as well as the resulting impact of ongoing and expanded sanctions imposed by western nations, could adversely impact the global oil and gas markets for the foreseeable future and, in the process, our ability to access additional capital funding sources. During these uncertain times, we have sought, and continue to seek, measures to reduce our operating costs and preserve cash. We could implement further cost reduction measures and alter our general financial strategy in the near- and long-term.

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

We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand or proceeds from sales of assets. As of September 30, 2022, we believe we maintain adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. Accordingly, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our Consolidated Financial Statements are issued and therefore, have been prepared under the going concern assumption.

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

The 9.25% First Lien Notes mature on November 15, 2023. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, including in order to satisfy our obligations under the 9.25% First Lien Notes, we anticipate that they will be obtained through incurrence of additional indebtedness, additional equity financings, sales of assets or a combination of these potential sources of funds. However, there can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed, including the ability to refinance any portion of the 9.25% First Lien Notes, could have a material and adverse effect on the results of operations, and financial condition. If we are unable to fund capital expenditures with our cash flow from operations or sales of non-strategic assets, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets may be limited by our financial condition at the time, by certain restrictive covenants under the agreements governing our credit agreement and notes, by changes in laws and regulations or interpretation thereof and by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. For example, the Russo-Ukrainian War, and the resulting impact of continued and expanded sanctions imposed by western nations against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus, could adversely impact the global oil and gas markets for the foreseeable future and, in the process, our ability to access additional capital funding sources. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition.

As of September 30, 2022, we had working capital of approximately $269.1 million, including approximately $243.6 million of cash available for general corporate purposes, as described in the discussion above, in accordance with our First Lien Indenture. Scheduled debt service consists of interest payments through September 30, 2023 of approximately $32.4 million. We anticipate capital expenditures through September 30, 2023 to be between approximately $7.3 million and $8.9 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as additional customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our expected levels of activity, incremental expenditures through September 30, 2023 for special periodic surveys, major repair and maintenance expenditures and equipment re-certifications are anticipated to be between approximately $19.8 million and $24.2 million. As of September 30, 2022, we had approximately $49.9 million available for the issuance of letters of credit under our cash collateralized letter of credit facility.

The following table includes a summary of our cash flow information for the periods indicated:

	Nine Months Ended September 30,
(unaudited, in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(21,961)	$(44,479)
Investing activities	193,646	10,325
Financing activities	—	—

Changes in cash flows from operating activities are driven by changes in net loss during the relevant periods (see the discussion of changes in net loss above in “Results of Operations” of this Part I, Item 2).

Cash flows from investing activities in the Current Period include net proceeds of $198.7 million derived from the EDC Sale and $3.1 million derived from the sale of various assets. The Comparable Period include net proceeds of $13.6 million from the sale of the Titanium Explorer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our rigs operate in various international locations and thus are sometimes subject to foreign exchange risk. We may from time to time also be exposed to certain commodity price risk, equity price risk and risks related to other market driven rates or prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The significant decline in worldwide exploration and production spending as a result of reduced oil prices since 2014, the continual spread and exacerbation of the COVID-19 pandemic, including as a result of its highly transmittable variants and sub-lineages, geopolitical instability caused by the Russo-Ukrainian War, the ongoing oil price and market share volatility, and rising inflationary pressures and potential recessionary conditions have each negatively impacted the offshore contract drilling business at large (as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report).

Interest Rate Risk: As of September 30, 2022, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some portion (or the entirety) of the payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of September 30, 2022, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed on our reports filed or submitted under the Exchange Act was (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
2.2	Share Purchase Agreement, dated December 6, 2021, by and between Vantage Holdings International and ADES Arabia Holding		10-K	333-159299-15	2.2	03/30/22
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.1	03/08/19
4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18
4.2	First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019		10-K	333-159299-15	4.4	03/10/20
4.3	Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019		10-K	333-159299-15	4.5	03/10/20
4.4	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	02/17/16
4.5	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)		8-K	333-159299-15	10.1	03/08/19
4.6	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto		8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto		10-Q	333-159299-15	10.3	5/13/16
4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017		10-K/A	333-212081	10.1	05/01/17
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.		8-K	333-159299-15	10.1	06/24/19

10.2	Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016		10-Q	333-159299-15	10.2	08/12/21
10.3	Form of Third Amendment to Employment Agreement between Vantage Drilling International and each Executive (as defined therein)		10-Q	333-159299-15	10.3	08/12/22
10.4	Form of Support Service Agreement, dated May 27, 2022 by and between Vantage Driller III Co, Vantage Drilling International and Emerald Driller Company		10-Q	333-159299-15	10.4	08/12/22
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Inline Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	X

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

VANTAGE DRILLING INTERNATIONAL

Date: November 10, 2022	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial Officer)