Form 10-K
period 2022-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2023-03-31
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Ordinary Shares held by non-affiliates on June 30, 2022, was approximately $52,713,000. The number of the registrant’s Ordinary Shares outstanding as of March 27, 2023 is 13,229,280 shares.

SAFE HARBOR STATEMENT		2
PART I
Item 1.	Business	8
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	42
Item 2.	Properties	42
Item 3.	Legal Proceedings	42
Item 4.	Mine Safety Disclosures	42
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item 6.	Reserved	43
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8.	Financial Statements and Supplementary Data, including the Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Houston, Texas; PCAOB ID#243)	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	82
Item 9C.	Disclosures Regarding Foreign Jurisdictions That Prevent Inspections	82
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence	83
Item 14.	Principal Accounting Fees and Services	83
PART IV
Item 15.	Exhibits, Financial Statement Schedules	84
Item 16.	Form 10-K Summary	86
SIGNATURES		87

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
•
competition within our industry;
•
growing focus on climate change, including regulatory, social and market efforts to address climate change, and its overall impact on the level of investments being directed to fossil fuel exploration and production companies and the associated products or services;
•
our current level of indebtedness and the ability to incur additional indebtedness in the near- and long-term;
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
•
the sufficiency of our internal controls, including exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting, in accordance with applicable regulatory requirements, and (ii) fully remediate any material weaknesses identified with respect to such internal controls;
•
operating hazards in the offshore drilling industry;
•
operations in international markets, including geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;
•
political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, Russia's invasion of Ukraine in February 2022 and the Russo-Ukrainian War;

•
adequacy of, or gaps in, insurance coverage upon the occurrence of a catastrophic or other material adverse event;
•
effects of new products and new technology on the market;
•
the occurrence (or recurrence) of cybersecurity incidents, attacks, intrusions or other breaches to our information technology systems;
•
our small number of customers, related concentration and/or the loss of any customers;
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
•
the small size of our fleet and associated vulnerabilities in the case of prolonged downtime of any of our drilling rigs;
•
levels of operating and maintenance costs;
•
our dependence on key personnel;
•
availability of workers and the related labor costs;
•
increased costs resulting from supply chain constraints, delays and impediments, including, but not limited to, increases in (i) the costs of obtaining supplies, (ii) labor costs, and (iii) freight, transportation and input costs, among others;
•
changes in tax laws, treaties or regulations;
•
credit risks of our key customers and other third parties we engage commercially;
•
compliance with restrictions and covenants in our debt agreements;
•
our recent lack of overall profitability and whether we will generate material revenues or profits in the near- and long-term;
•
adverse macroeconomic conditions, including (i) inflationary pressures and potential recessionary conditions, as well as actions taken by central banks and regulators across the world in an attempt to reduce, curtail and address such pressures and conditions, and (ii) the failure in March 2023 of Silicon Valley Bank and Signature Bank, and the resulting impact on the stability of the global financial markets at large;
•
our incorporation under the laws of the Cayman Islands and the limited rights to relief that may be available compared to U.S. law;
•
compliance with the Economic Substance Act 2021 (as amended) and the Economic Substance Act 2018 (as amended), among other legislation enacted in the Cayman Islands and Bermuda; and
•
our ability to identify and complete strategic and/or transformational transactions, including acquisitions, dispositions, joint ventures and mergers, as well as the impact that such transactions may have on our operations and financial condition.

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

GLOSSARY OF TERMS

The following terms used in this Annual Report have the following meanings, unless specified elsewhere in this Annual Report:

Abbreviation/Acronym	Definition
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
2016 Term Loan Facility	The Company's initial term loans in place in connection with the Reorganization Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
9.50% First Lien Indenture	Indenture, dated as of March 1, 2023, by and between VDI, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and first lien collateral agent
9.50% First Lien Notes	The Company's 9.50% Senior Secured First Lien Notes due February 15, 2028
ADES	ADES International Holding Ltd, an offshore and onshore provider of oil and gas drilling and production services in the Middle East, India and Africa
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board of Directors	The Company's board of directors
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a new strain of coronavirus caused by SARS-CoV-2
Current Year	The year ended December 31, 2022
DOJ	U.S. Department of Justice
Drilling Contract	The Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between PVIS and VDEEP (and subsequently novated to PAI and VDDI)
EDC	Emerald Driller Company
Effective Date	February 10, 2016, the date the Company emerged from bankruptcy
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act, as amended
First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
Investment Company Act	Investment Company Act of 1940, as amended
IRS	U.S. Internal Revenue Service
LSTC	Liabilities Subject to Compromise
MPD	Managed pressure drilling
New Shares	Shares issued by the reorganized Company
Non-U.S. Holder	A beneficial owner of the Ordinary Shares (other than a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) that is not a U.S. Holder
Offer	An offer by the Company to repurchase up to $75.0 million of the 9.25% First Lien Notes
OPEC	The Organization of the Petroleum Exporting Countries
OPEC+	The Organization of the Petroleum Exporting Countries plus 10 non-OPEC nations
Ordinary Shares	The Company's ordinary shares, par value $0.001 per share
PBGs	Performance-based restricted stock units
Petrobras	Petroleo Brasileiro S.A.
PIK	Payment-in-kind
Previous Year	The year ended December 31, 2020
Prior Year	The year ended December 31, 2021
QLE	A qualified liquidity event as defined in the 2016 Amended MIP
Reorganization Plan	The Company's pre-packaged plan of reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code
Restructuring Agreement	The restructuring support agreement among VDC, VDI and a majority of the Company's secured creditors
ROU	Right-of-use
Russo-Ukrainian War	The ongoing war resulting from Russia's invasion of Ukraine in February 2022
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

PART I

Item 1. Business.

Our Company

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the "Company"), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis, to drill oil and gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for third-party owned drilling units, we provide operational and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction, and preservation management services for rigs that are stacked.

Our Fleet

Our business consists of two operating segments: (1) “Drilling Services,” which includes activities related to owned jackup rigs and drillships; and (2) “Managed Services,” which consists of activities related to rigs owned by third parties that we manage, support or operate through bareboat charters.

Jackups

A jackup rig is a mobile, self-elevating drilling platform equipped with legs that are lowered to the ocean floor until a foundation is established for support, at which point the hull is raised out of the water into position to conduct drilling and workover operations. Both of our premium jackup rigs were built at PPL Shipyard in Singapore. The design of our premium jackup rigs is the Baker Marine Pacific Class 375. These units are ultra-premium jackup rigs with independent legs capable of drilling in up to 375 feet of water, a cantilever drilling floor and a total drilling depth capacity of approximately 30,000 feet.

Drillships

Drillships are self-propelled and suited for drilling in remote locations because of their mobility and large load carrying capacity. While both of our drillships are dynamically positioned and designed for drilling in water depths of up to 12,000 feet, with a total vertical drilling depth capacity of up to 40,000 feet, they are currently equipped to drill in 10,000 feet of water. Each drillship’s hull design has a variable deck load in excess of 20,000 tons and measures approximately 781 feet long by 138 feet wide. Both of our drillships were built at Daewoo Shipbuilding & Marine Engineering shipyard in South Korea.

The following table sets forth certain information concerning our offshore drilling fleet as of March 13, 2023.

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Owned Rigs:
Jackups
Topaz Driller	2009	375	30,000	Egypt	Operating
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Namibia	Operating
Third Party Owned Rigs:
Drillships
Polaris	2008	10,000	37,500	India	Operating
Aquarius	2008	10,000	35,000	Spain	Warm stacked
Capella	2008	10,000	37,500	Labuan	Mobilizing
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Qatar	Operating
Aquamarine Driller	2009	375	30,000	Qatar	Operating
(1)
The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

Recent Developments

Redemption of the 9.25% First Lien Notes

On November 22, 2022, the Company issued a notice of partial redemption to the then existing recordholders (the “Notice of Partial Redemption”) of the 9.25% First Lien Notes. On February 3, 2023, the Company subsequently issued a notice of full conditional redemption to the then existing recordholders (the “Notice of Full Conditional Redemption”) of the 9.25% First Lien Notes. The 9.25% First Lien Notes were redeemed in full on March 6, 2023 with proceeds derived from the issuance of the 9.50% First Lien Notes (as discussed below). See “Note 5. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information regarding the Notice of Partial Redemption. The information discussed therein is incorporated by reference in its entirety into this Part I, Item 1 of this Annual Report.

9.50% First Lien Notes Offering

On February 14, 2023, the Company priced an offering of $200.0 million in aggregate principal amount of the 9.50% First Lien Notes and entered into a purchase agreement with several investors pursuant to which the Company agreed to sell the 9.50% First Lien Notes (the “9.50% First Lien Notes Offering”) to the purchasers in reliance on an exemption from registration provided by Section 4(a)(2), Rule 144A and/or Regulation S of the Securities Act. On March 1, 2023, the Company closed the sale of the 9.50% First Lien Notes. See “Note 5. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for further information regarding the 9.50% First Lien Notes Offering. The information discussed therein is incorporated by reference in its entirety into this Part I, Item 1 of this Annual Report.

Geopolitical and Market Instability Caused by the Ongoing Russo-Ukrainian War, Inflationary Pressures and Other Macroeconomic Conditions

Over the past 18 months, global oil prices have experienced a robust recovery resulting in the strongest annual performance (on a price-per-barrel basis) since 2012. During 2022, specifically, Brent crude reached a high of approximately $125.00 per barrel in March 2022 although Brent crude ultimately settled at approximately $85.00 per barrel on the last day of trading in December 2022. While our management anticipates that oil and gas prices will remain elevated in the near-term as compared to prices exhibited during the last five years, price volatility is still expected to continue as a result of, among other factors, (i) adverse macroeconomic conditions, including inflationary pressures, potential recessionary conditions, and supply chain impediments and constraints, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the ongoing Russo-Ukrainian War, the associated response undertaken by western nations, such as the implementation, expansion and renewal of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries' ability to achieve production targets in the near- and long-term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and (vii) the ongoing COVID-19 pandemic, including the transmission and presence of highly contagious and newly discovered variants, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and decline.

In particular, the Russo-Ukrainian War has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets in which we operate. While it is not possible at this time to predict or determine the ultimate consequences of the Russo-Ukrainian War, which could include, among other things, additional sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions. Such macroeconomic conditions, including inflationary pressures and potential recessionary conditions (and actions taken or being contemplated by central banks and regulators in an attempt to reduce, curtail and address such pressures and conditions), changes in energy policy, supply chain constraints and limitations, unpredictable financial markets and currency exchange rates, and hydrocarbon price volatility, are likely to continue for the foreseeable future. To the extent the Russo-Ukrainian War and other adverse macroeconomic conditions, including those set forth above, continue (or exacerbate), it could have a lasting impact in the near- and long-term on the (i) operations and financial condition of our business and the businesses of our critical counterparties and (ii) the global economy (see “Risk Factors— The ongoing conflict in Ukraine, including the actual (or perceived threat of an) expansion or exacerbation of such conflict, and the actions undertaken by western nations in response to Russia’s actions, has created, and could continue to create, significant hydrocarbon price volatility and materially impact the global oil and gas markets for the foreseeable future” in Part I, Item 1A. of this Annual Report).

While our management is actively monitoring the foregoing events and its associated financial impact on our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (as amended, the “EDC Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia all of the issued and outstanding equity of VHI’s wholly owned subsidiary, EDC (the “EDC Sale”). EDC is the owner of the following jackup rigs, each of which are currently operating in Qatar and were included within our Drilling Services segment: the Emerald Driller; the Sapphire Driller; and the Aquamarine Driller. The EDC Purchase Agreement became effective on December 20, 2021 and the transactions contemplated under the EDC Purchase Agreement closed on May 27, 2022 (the “EDC Closing Date”). On the EDC Closing Date, VHI received $170.0 million as purchase price consideration and $30.0 million in certain contract preparation expense reimbursement. In accordance with the terms of the EDC Purchase Agreement, an additional $4.0 million of proceeds was retained in an escrow fund (the “Adjustment Escrow Fund”) as security for potential purchase price adjustments. During the third quarter of 2022, the entirety of the Adjustment Escrow Fund was released to ADES Arabia and a payment of $1.3 million was paid by VHI to ADES Arabia to finalize the purchase price adjustments pursuant to the EDC Purchase Agreement. As a result of these transactions, VHI recognized a net gain of approximately $61.4 million.

Simultaneously with the EDC Sale, certain subsidiaries of the Company and ADES entered into three separate support services agreements (collectively, the "EDC Support Services Agreements"), pursuant to which a subsidiary of the Company agreed to provide, in exchange for customary fees and reimbursements, support services to EDC with respect of the Emerald Driller, Sapphire Driller and Aquamarine Driller for a three-year term.

The Company and ADES also entered into an agreement on December 6, 2021 (the "Collaboration Agreement") to pursue a global strategic alliance to leverage both the EDC Support Services Agreement and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to the Collaboration Agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

Tungsten Explorer Contract Award

On June 9, 2022, a subsidiary of VDI entered into a drilling services contract with a subsidiary of TotalEnergies (the “TotalEnergies Contract”) in respect of VDI’s ultra-deepwater drillship, the Tungsten Explorer. The TotalEnergies Contract contains a minimum term of 225 days, which commenced in the first quarter of 2023.

Contractual Arrangements with Advanced Energy Services, S.A.E.

On September 22, 2022, three wholly owned subsidiaries of VHI entered into several related agreements with Advanced Energy Services, S.A.E., a subsidiary of ADES (“ADES SAE” and together with ADES Arabia, the “ADES Group”), including a (i) secondment agreement, (ii) services agreement and (iii) bareboat charter agreement, in each case to support a drilling campaign that will utilize the Topaz Driller jackup rig (collectively, the “ADES Ancillary Agreements”). The ADES Ancillary Agreements generally provide for: (a) reimbursement of loaned employee personnel costs plus a service fee; (b) a fixed fee based on days the rig is drilling; (c) a variable fee based on a percentage of gross margin generated on a monthly basis; and (d) reimbursement for purchases of supplies, equipment and personnel services, and other services provided at the request of ADES SAE. Fees earned in connection with the ADES Ancillary Agreements are included in “Reimbursable and other” in our Consolidated Statement of Operations within the Drilling Services segment as reported in “Note 10. Business Segment and Significant Customer Information” of the “Notes to Consolidated Financial Statements”.

Ongoing Impact of the COVID-19 Pandemic

The global spread of COVID-19, including its highly contagious variants and sub-lineages, continues to pose significant risks and challenges worldwide, and has caused and continues to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, implementing quarantine, testing and vaccination requirements. These governmental reactions to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate. The recent easing of COVID-19 related restrictions in China; (including travel to, from and within China), along with the relatively low immunity rates within the population more generally, could contribute to an increase in the overall rate of infections from (and lead to further variants of) COVID-19. The extent, degree and impact of such increases and the prevalence of new and contagious variants are unknown at this time, but any adverse changes arising from COVID-19 could have a material and adverse effect on our operations and financial condition.

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

Strengths

We believe our primary competitive strengths include the following:

We own and operate a diversified, premium fleet. We have a diversified fleet of four high-specification drilling units that can provide premium drilling services for both shallow water and deepwater applications. We recognize that shallow water and deepwater business cycles may differ, particularly during an industry recovery, and believe our fleet diversity reduces our reliance on any particular market segment. Our fleet currently includes two jackup rigs and two drillships.

•
Jackup rigs. We believe that our ultra-premium jackup rigs compare favorably to the majority of the current global jackup rig fleet, which is primarily comprised of rigs that are older, smaller and less capable due to their reliance on, and utilization of, less modern equipment. Each of our jackup rigs has a water depth capability of 375 feet and drilling depth capability of 30,000 feet. Our jackup rigs are equipped with offline stand-building systems, which provide significant drilling efficiency and have at least a 1.4 million pound hook load, allowing more demanding wells to be drilled. Each of our jackup rigs have (i) a cantilever reach envelop of 75 x 30 feet, which enables each rig to reach more well slots on a platform without requiring a rig move, (ii) a large deck space, (iii) up to 3,749 tons of variable deck-load, allowing more equipment and supplies to be stored on the rig, and (iv) a 120-person accommodation, all of which we believe bring efficiencies, better logistics and significant cost savings to our customers. As a result, we believe our jackups are generally preferred by clients for their superior and more efficient drilling performance, better and more cost-effective logistics, and consistent activity levels. As demonstrated since 2015, clients have shown a preference for modern jackups, such as ours, with global modern jackup utilization rebounding more rapidly than older rigs.
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

Our focus on increased efficiency has led to an optimized cost structure. Following the commodity price downturn in 2014, we implemented company-wide cost savings initiatives in an effort to reduce our rig operating expenses and general and administrative expenses through the right sizing of shore-based teams and centralization of shore-based operational support in Dubai near key areas of operation. Further, we have significantly reduced our rig operating cost through nationalization and regionalization of senior offshore positions and active supply chain management. We believe our optimized cost structure is among the best in the industry and provides us with the flexibility to operate across business cycles and will lead to enhanced profitability in the event of a recovery in the offshore drilling industry.

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

We have a proven management team. Our executive team has a strong reputation for sound execution, customer focus and delivering strong financial performance. Our management team has extensive experience in the oilfield services and offshore drilling industries, as well as experience operating in key global offshore development locations, including the Gulf of Mexico, West Africa, the Middle East, Southeast Asia and India, with major international and national oil companies as well as independent exploration and production companies. In addition to the members of the management team, we have highly trained personnel operating and maintaining our rigs. We believe that our team’s significant experience, technical expertise and strong client relationships, as well as the functional depth throughout our organization, enhance our ability to deliver superior drilling services to our clients and effectively operate on a global basis.

Strategy

Our principal business objective is to be the preferred provider of premium offshore drilling rig services to the oil and gas industry. Our operating strategy is designed to enable us to provide high-quality, safe and cost-competitive services, positioning us to benefit from an expected increase in demand for offshore drilling in the current business cycle and to increase our cash flow and profits. Specifically, we expect to achieve our business objectives through the following strategies:

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

Efficiently manage costs to adapt to and withstand a range of market conditions. With a cost-competitive fleet, we believe we are well-positioned to operate across business cycles and achieve enhanced profitability during the recovery in the offshore drilling industry. We have assembled and deployed an active fleet that we believe is at the low end of the cost-of-supply curve through right sizing and centralization of shore-based support, nationalization and regionalization of senior offshore positions, and active supply chain management. We believe these efforts to manage costs will enable us to maintain our industry-leading fleet utilization while generating positive operational cash flows in a cyclical dayrate environment.

Maintain high fleet utilization and consistent activity levels to capitalize on customer preferences for active rigs. We enjoy an industry-leading fleet utilization, which serves as a competitive advantage in securing contracts given operators’ strong preference for rigs with consistent activity levels. Consistent activity helps reduce the uncertainty of any associated costs and preparation time for rigs to undertake new contracts. Each of our drilling rigs are currently contracted.

Preserve balance sheet and maintain significant liquidity through business cycles. With approximately $93.3 million cash on our balance sheet as of December 31, 2022 (including $19.2 million of restricted cash) and no near-term debt maturities, we continue to focus on preservation of liquidity given the volatility of the offshore drilling business.

Continue to leverage our efficient operational management platform in order to effectively manage our rigs and the rigs of third parties. Since our emergence from bankruptcy in February of 2016, we have undergone a right sizing of our shore-based and operational management team, and have centralized our operational support base in Dubai, which is central to our areas of operation. In addition, through the use of local and regional offshore personnel, we maintain among the lowest levels of rig operating costs in our industry. These low operating costs, coupled with our active supply chain management, have enabled us to maintain our industry-leading utilization. Furthermore, our efficient platform has positioned us to develop our managed services business, in which we market and operate rigs owned by third parties, including rigs owned by Aquadrill, pursuant to (i) the framework, management, marketing agreements, (as amended from time to time); (ii) other agreements required in various jurisdictions and; (iii) support three jackups owned by EDC, an indirect subsidiary of ADES.

We have entered into a bareboat charter agreement with Aquadrill for the Polaris for its contract with ONGC. While the rig is under the bareboat charter agreement, the management agreement is suspended. The terms of the bareboat charter are consistent with the management agreements, resulting in the same financial impact to us had the rig remained under the management agreement. See “Contract Backlog” below and “Backlog” under “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations ”.

Maintain high-quality asset portfolio with diverse footprint by selectively pursuing acquisitions that we believe align with our operational model and are likely to increase cash flow. Our balanced fleet of jackup rigs and drillships allows us to address the dynamic opportunity set in the offshore drilling industry. We believe the quality of our jackup rig and drillship fleets, combined with our experience in shallow and deepwater markets, position us to compete in various market segments and geographies. We maintain a young fleet with an average age of approximately thirteen years; accordingly, our high-specification assets enable us to capitalize on the bifurcation in utilization levels between modern and older rigs, and to secure contracts with premium dayrates. Additionally, high-specification modern drilling units generally provide superior and more efficient drilling performance, as well as enhanced and more cost-effective logistics. Newer and more modern drilling units are also generally preferred by crews, which makes it easier to hire and retain high-quality operating personnel. As a result, our fleet is well suited to meet the requirements of customers for efficiently drilling complex wells in demanding locations. To maintain our high-quality asset portfolio, we are focused on disciplined investment in our active drilling fleet to maximize our profitability. Additionally, we have invested in MPD technology for the Tungsten Explorer ultra-deepwater drillship, technology which is currently required by a significant number of the tenders in the market and is becoming increasingly prevalent in the industry, making such drillship highly regarded and sought after by customers. We have the ability to equip this MPD system on our other drillships.

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

Historically, the offshore drilling industry has been very cyclical with periods of high demand, limited rig supply and high dayrates alternating with periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in our industry and often result in some rigs becoming idle for long periods of time. Periods of high demand and limited (or a shortage of) rig supply could result in the reactivation of previously stacked rigs and/or the construction of new rigs, which in turn could lead to excess rig supply. As is common throughout the oilfield services industry, offshore drilling is largely driven by actual or anticipated changes in oil and gas prices and capital spending by companies exploring for and producing oil and gas.

In response to the oversupply of drilling rigs which began in 2016, a number of drilling contractors have removed older, less competitive rigs from their fleets by either cold stacking the drilling rigs, repurposing rigs for use in other industries or taking them permanently out of service. In addition to scrapping (“recycling”), many offshore drillers, including our competitors, with significant levels of debt on their balance sheets have previously completed, or may elect to pursue in the near-term, debt restructurings (see “Risk Factors—We may not be able to compete effectively against the actions taken by our competitors, which could materially and adversely impact our business operations and financial results” in Part I, Item 1A. of this Annual Report). These debt restructurings may result in lower cost structures, and additional pressure and incentive to recycle rigs. As drillers emerged from these debt restructurings, consolidation in the industry commenced and it is likely that consolidation will continue, reducing the number of industry participants and lowering cost structures. For further information pertaining to our business and trends in our industry, see “Business Outlook” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In response to both market conditions and excessive levels of idle capacity in recent years, there was intense downward pressure on operating dayrates beginning in 2015 as most drilling contractors had preferred to maintain rigs in an active state to mitigate the risks and costs of stacking and reactivating rigs and to benefit from the fact that customers had generally favored operating rigs over reactivated cold-stacked rigs. Prior to the COVID-19 pandemic, this downward pressure on pricing was starting to reverse itself as evidenced by increased demand for our services in 2019 and early 2020, and dayrates were showing signs of general improvement. However, beginning in the second quarter of 2020, with the initial onset, continued spread, and resulting impact of the COVID-19 pandemic, dayrates, rig activity and contract opportunities each came under significant pressure again. However, dayrates began showing signs of improvement during 2021, resembling pricing trends exhibited prior to the onset of COVID-19. This trend continued into 2022, with dayrates in certain regions reaching more than $400,000 in respect of drillships and $125,000 in respect of jackup rigs. Therefore, based on the trends exhibited in 2021 and 2022, our industry appears to be in the strongest position since 2015 with utilization expected to continue to tighten and dayrates expected to either remain at existing elevated levels or increase in the near-term.

Customers

Our customers are primarily large multinational oil and gas companies, government owned oil and gas companies and independent oil and gas producers. For the years ended December 31, 2022, 2021 and 2020, the following customers accounted for more than 10% of our consolidated revenue, in the respective periods:

		Year Ended December 31,
Customer	Segment	2022	2021	2020
Aquadrill	Managed Services	31%	7%	0%
Oil & Natural Gas Corporation	Drilling Services and Managed Services	20%	19%	25%
Belayim Petroleum Company (Petrobel)	Drilling Services	10%	1%	5%
Eni S.p.A (1)	Drilling Services	15%	27%	10%
North Oil Company	Drilling Services	5%	13%	0%
Total E&P (2)	Drilling Services	1%	6%	31%
Medco EP	Drilling Services	6%	0%	12%
(1)
Includes Eni Cyprus Limited, Eni Montenegro BV and Eni Congo S.A.
(2)
Includes Total E&P Cyprus B.V., Total E&P Qatar and Total E&P Liban SAL

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

The following table sets forth certain information concerning the current contract status of our owned, managed and supported offshore drilling fleet as of March 13, 2023:

Name	Region	Contract End Date	Customer
Owned Rigs:
Topaz Driller (1)	North Africa	Q2 2023	ADES Egypt
Soehanah	Southeast Asia	Q3 2023	Medco EP
Platinum Explorer	Southeast Asia	Q4 2023	Oil & Natural Gas Corporation
Tungsten Explorer	Southern Africa	Q1 2024	TotalEnergies
Third Party Owned Rigs:
Polaris (2)	Southeast Asia	Q3 2023	Oil & Natural Gas Corporation
Capella	Southeast Asia	Q2 2024	Eni
Emerald Driller	Qatar	Q2 2024	TotalEnergies
Sapphire Driller	Qatar	Q2 2025	North Oil Company
Aquamarine Driller	Qatar	Q2 2025	North Oil Company
(1)
Operated by ADES Egypt under a bareboat charter.
(2)
Operated by the Company under a bareboat charter. See “Continue to leverage our efficient operational management platform in order to effectively manage our rigs and the rigs of third parties” under “Strategy” above and “Contract Backlog” (immediately below).

Contract Backlog

As of December 31, 2022, our owned fleet had total drilling contract backlog of approximately $217.2 million (includes $61.2 million for rigs owned by third parties where we enter into contracts directly with customers and lease the rigs through bareboat charters from the rig owners. The terms of the bareboat charters are consistent with the management agreements, resulting in the same financial impact to us had the rigs remained under the management agreements.) We anticipate that approximately $186.2 million of our total contract backlog as of December 31, 2022 will be performed during 2023, with the remainder to be performed in subsequent years.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by several factors, including the current and expected prices of oil and gas and the expenditures of oil and gas companies for exploration and development of oil and gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries, including production levels in the U.S. shale plays, and the policies of various governments regarding exploration and development of their oil and gas reserves.

Drilling contracts are generally awarded on a competitive bid or negotiated basis. Pricing (dayrate) is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, capabilities, age and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, rig location and efficiency. We believe that the market for drilling contracts has tightened and therefore, utilization and day rates are anticipated to remain elevated for the foreseeable future.

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

There are risks that are outside of our control. Nonetheless, we believe that we are adequately insured for liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of well disasters, extensive fire damage or damage to the environment. For more information regarding the risks related to our insurance policies, see “Risk Factors—Our business involves numerous operating hazards, and our insurance and contractual indemnity rights may not be adequate to cover our losses” in Part I, Item 1A. of this Annual Report.

Insurance

We maintain insurance coverage that includes coverage for physical damage, third party liability, employer’s liability, war risk, general liability, vessel pollution and other coverage. However, our insurance is subject to exclusions and limitations and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages.

Our primary marine package provides for hull and machinery coverage for our drilling units up to a scheduled value for each asset, which we believe approximates replacement cost. The maximum coverage for our four drilling units is $520.0 million. In addition, we have included Aquadrill owned rigs which are under our management pursuant to the framework, management and marketing agreements in our insurance programs. The policies are subject to certain exclusions, limitations, deductibles and other conditions. Deductibles for physical damage to our jackup rigs and our drillships are $2.5 million and $5.0 million, respectively, per occurrence. Our protection and indemnity policy provides liability coverage limits of $500.0 million per rig. In addition to these policies, we have separate policies providing coverage for onshore general liability, employer’s liability, auto liability and non-owned aircraft liability, with customary coverage, limits and deductibles.

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

Governmental and Environmental Regulations

For a discussion of the effects of governmental and environmental regulation on our current operations, see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages” and “—Public concern and legislative and regulatory initiatives regarding the risks associated with climate change and the environmental and social impacts of fossil fuel extraction and use, and the growing emphasis by investors on investing in companies that are committed to environmental sustainability, could adversely affect our operations, the demand for oil and gas, our reputation and our access to capital and ability to refinance our debt” in Part I, Item 1A. of this Annual Report, all of which is incorporated by reference in its entirety under this section.

Generally. Many aspects of our operations are affected by foreign, federal, state and local governmental laws, rules, regulations and policies that may relate directly or indirectly to the contract drilling industry, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Moreover, with the recent change in administration of the U.S. government, it is likely that new legislation, regulatory enforcement actions and executive orders, which are specifically aimed at reducing greenhouse gas emissions, or prohibiting, delaying or restricting oil development activities in certain jurisdictions, will be proposed and adopted in the near-term (see “Risk Factors—Our business is subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages” in Part I, Item 1A. of this Annual Report for further information).

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

Heightened and Stringent Environmental Regulations and Laws. Heightened environmental concerns have led to greater and more stringent environmental regulations, laws, initiatives and requirements aimed at protecting the environment, including the imposition of strict liability in certain cases, higher drilling costs, and a more difficult and onerous well permitting process in many jurisdictions throughout the world. Furthermore, a variety of initiatives intended to enhance vessel security have also been adopted in certain jurisdictions where we operate. For example, these initiatives may require the development of vessel security plans and on-board installation of automatic information systems to enhance vessel-to-vessel and vessel-to-shore communications. The application of these requirements or the adoption of new or more stringent requirements could have a material adverse effect on our financial condition and results of operations. Although significant capital expenditures may be required to comply with these governmental laws, regulations and initiatives, such compliance has thus far not materially adversely affected our earnings or competitive position as of the date of this Annual Report, and we believe that we are currently in compliance in all material respects with the environmental regulations to which we are subject. While we anticipate that we will continue to make expenditures to comply with governmental and environmental requirements, to date, we have not expended material amounts beyond those amounts spent on our basic rig designs in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures.

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

Requirements Set Forth in the Economic Substance Act 2021 (as amended) of Cayman Islands and the Economic Substance Act 2018 (as amended) of Bermuda. Pursuant to the Economic Substance Act 2021 (as amended) of Cayman Islands and the Economic Substance Act 2018 (as amended) of Bermuda (collectively, the “ES Acts”), a registered entity (other than an entity which is resident for tax purposes in certain jurisdictions outside the Cayman Islands or Bermuda) that carries on as a business any one or more of the “relevant activities” referred to in the ES Acts must comply with economic substance requirements. In particular, the ES Acts could require covered entities to maintain an adequate level of qualified employees in the Cayman Islands and/or Bermuda, incur an adequate level of annual expenditure in the Cayman Islands and/or Bermuda, maintain physical offices and premises in the Cayman Islands and/or Bermuda, or perform core income-generating activities in the Cayman Islands and/or Bermuda. The list of “relevant activities” includes carrying on any one (or more) of the following activities: banking; insurance; fund management; financing; leasing; headquarters; shipping; distribution and service centers; intellectual property; and holding entities. The ES Acts could additionally substantially affect the way we operate our business, which could in turn materially and adversely affect our business, financial condition and results of operations.

Human Capital

Employees and Reporting

As of December 31, 2022, we managed a workforce consisting of approximately 900 employees worldwide, of which approximately 500 were our direct employees. We report on a monthly basis to senior management on headcount, recruitment, compensation, competency and attrition. We also report human capital-related data to the Board of Directors on a quarterly or on an as required basis.

Diversity

The diversity of our workforce is a core part of who we are, and this diversity permeates throughout the organization. As of December 31, 2022, in our shore-based employee population, our personnel represent 26 different nationalities, with approximately 60% coming from Asia, Africa, Latin America and the Middle East. Furthermore, approximately 27% of our shore-based employees are women. With regard to our offshore workforce, our employees represent 37 different nationalities, with more than 55% coming from Asia, Africa, Latin America and the Middle East. Likewise, our management team also has representation from 19 different nationalities.

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

Quality, Health, Safety and Environment

We are committed to conducting our activities in a manner that (i) protects and prioritizes the health and safety of all our personnel and (ii) minimizes our environmental footprint in the jurisdictions and regions in which we operate. Our stated vision is to have “A Perfect Day – Every Day,” which includes the paramount objective of having zero incidents in our operations. For the year ended December 31, 2022, we finished the year with a Lost Time Incident Rate of 0.10 and a Total Recordable Incident Rate of 0.25. We have focused on, and will continue to emphasize, the following goals and priorities, among others, in order to continue the foregoing trends:

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

Risk Factor Summary:

Risks Related to the Operation of our Business:

•
given the size of our fleet, we are vulnerable to the effects of extended and prolonged downtime of any of our drilling rigs;
•
a small number of customers account for a significant portion of our revenues, and the loss of one or more of these customers, including as a result of any merger, acquisition, disposition or consolidation undertaken by any such customer, could materially and adversely affect our financial condition and results of operations;
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
•
our information technology systems, as well as those of our service and equipment providers and other persons that we engage, are subject to cybersecurity risks and threats;
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

Risks Related to our Financial Condition and Taxes:

•
material and adverse developments impacting the financial services industry at large, including the occurrence of actual (or widespread concerns regarding the potential occurrence of) defaults, illiquidity, operational failures and non-performance by financial institutions and critical counterparties, could have a material and adverse effect on our business, financial condition and results of operations;

•
we are exposed to potential risks from the requirement that we evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and if we fail to establish and maintain effective internal control over financial reporting, our operating results, financial condition and ability to operate our business could be materially and adversely affected;
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

Risk Factors:

Risks Related to Operations of our Business

The size of our fleet makes us vulnerable to the effects of prolonged downtime of any of our drilling rigs.

Our financial condition is substantially dependent on the continued and effective performance of our existing fleet of drilling rigs, all of which were operational during the year ended December 31, 2022. Accordingly, given the small size of our fleet, the continued and ongoing operational performance of our rigs is critical to our business and makes us vulnerable to extended and ongoing downtime. Any downtime or suspension of operations of our fleet, including as a result of, among other factors, equipment breakdowns, repairs and maintenance, supply chain constraints and related supply shortages, labor strikes and other work stoppages, shortages of material and skilled labor, surveys by government and maritime authorities, periodic classification surveys, severe weather or harsh operating conditions, force majeure events and COVID-19-related delays, could have a material and adverse effect on our profitability and ability to generate revenue. Furthermore, under certain circumstances, our contracts may permit customers to terminate contracts early without the payment of any termination fees, including as a result of non-performance, periods of downtime and impaired performance arising from equipment and/or operational issues, and sustained periods of downtime in connection with force majeure events. Additionally, disruptions to or restrictions on the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations, or other effects related to the COVID-19 pandemic, may have significant and adverse consequences on our ability to meet our commitments to customers, including by increasing our operating costs and increasing the risk of rig downtime, which could in turn result in contract delays or terminations. Moreover, certain customers may have special termination rights afforded under local law. Therefore, during periods of challenging market conditions that lead to extended downtime, we may be subject to an increased risk of our customers seeking to repudiate their contracts. Our customers could seek to renegotiate their contracts with us by threatening breaches of contract and applying commercial pressure, any of which could result in lower revenue or the cancellation of contracts with or without any applicable early termination payments.

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

We derive a significant portion of our revenues from a few customers. Four customers accounted for approximately 76% of our revenue during the fiscal year ended December 31, 2022. Our financial condition and results of operations could be materially and adversely affected if any one of these customers interrupts or curtails their activities, fails to pay for the services that have been performed, terminates their contracts, fails to renew their existing contracts or refuses to award new contracts and we are unable to enter into contracts with new customers on comparable terms.

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

Our contracts may be terminated early in certain circumstances and our customers may seek to renegotiate the terms of their existing contracts with us.

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

Some of our current contracts, and some contracts that we may enter into in the future, may include terms allowing customers to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of these contracts are terminated due to downtime, operational issues or failure to deliver. Some of the contracts with customers that we enter into in the future may be cancellable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a drilling unit being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. Under most of our contracts, it is an event of default if we file a petition for bankruptcy or reorganization, which would allow the customer to terminate such contract.

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

High rates of global inflation and the occurrence of a recession could have a material and adverse impact on our business, results of operations and financial condition.

During 2022, the global markets experienced, and continue to experience, higher rates of inflation as a result of several market factors, including in the form of increased costs pertaining to labor, materials and overhead. As a result of these inflationary pressures, governments in many countries have implemented tighter monetary policies, which could slow the growth rate of local economies and restrict the availability of credit. While we experienced increases in the cost of labor and materials in 2022, we believe that our financial condition and results of operations have thus far not been materially impacted by inflationary pressures. However, to the extent the current rates of inflation and shifts in fiscal and monetary policy result in prolonged and slower growth or a recession, it could have a material and adverse effect on the demand for our products and services and, in the process, our business, results of operations and financial condition as a whole, including with respect to our ability to maintain current levels of gross margin and general and administrative expenses as a percentage of total revenue. Moreover, in the event that a global recession were to occur, it could adversely impact the critical counterparties that we engage, including in the form of a decrease in the products and services they seek to obtain from us.

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

As of March 13, 2023, we had approximately $200 million aggregate principal amount of debt outstanding under the 9.50% First Lien Notes. Our level of indebtedness could have significant and adverse effects on our business. For example, our level of indebtedness and the terms of our debt agreements could:

•
make it more difficult for us to satisfy our financial obligations under our indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;
•
prevent us from raising the funds necessary to repurchase notes tendered to us if we undergo a change of control;
•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on the 9.50% First Lien Notes and other debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;
•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy;
•
limit our ability to refinance our current or future indebtedness on terms that are commercially reasonable, if at all;
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

We may not be able to make principal or interest payments on our existing and future indebtedness, nor refinance such existing and future indebtedness on favorable terms, if at all, and our inability to make such payments on, or refinance, any such indebtedness could materially and adversely affect our liquidity and results of operations.

Our ability to make principal or interest payments on, or to refinance, the 9.50% First Lien Notes or other indebtedness that we incur from time to time depends on our future operational and financial performance, which is subject to financial, business, legislative, regulatory and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our indebtedness, operations and business. If we are unable to generate sufficient cash flow, we may be required to adopt one or more strategic alternatives, including selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive to our equityholders. Our ability to refinance the 9.50% First Lien Notes or any other future indebtedness will depend significantly on, and be subject to, prevailing economic and market conditions, including available capital markets, covenants and restrictions in the agreements governing our indebtedness (including the 9.50% First Lien Indenture) and the general condition of the financial markets and the industries in which we operate. We may not be able to engage in any of these activities or on desirable terms, and our inability to refinance such indebtedness (or to do so upon attractive terms) could materially and adversely affect our business, prospects, results of operations, financial condition and cash flows, any of which could in turn result in us defaulting on our existing and future debt obligations and make us vulnerable to adverse industry and general economic conditions. In addition, our existing and future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt, and would materially and adversely affect our business and financial condition.

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

Like the global economy at large, both our offshore and onshore employees have been significantly impacted by the spread of COVID-19. The impact of such governmental actions have been particularly felt by our personnel working offshore on our rigs. In some cases, our offshore personnel have had to remain onboard the rig on which they serve beyond the usual length of time due to general restrictions on transporting persons onto (and off of) the rig and other offshore personnel have not been able to travel to the applicable offshore locations at all. Even if our offshore personnel are able to successfully travel to the countries where we operate, they may nevertheless be required to self-quarantine for a minimum number of days before continuing on toward the rig. As the health of our workforce is paramount, we have implemented, and will continue to implement for the foreseeable future, precautionary measures to help minimize the risk of our employees being potentially exposed to, or contracting, COVID-19. Our management team has been, and remains, focused on mitigating the adverse effects of the spread of COVID-19, which has required, and will continue to require, a significant investment of time and resources across the entire Company, thereby diverting time, energy and resources from other priorities. If these conditions exacerbate our ability to manage our business may be negatively impacted, and preexisting operational and other business risks that we (and our industry) face may be heightened, including, but not limited to, cybersecurity risks and threats. For a discussion regarding cybersecurity risks to our business, see “Risk Factors - Our information technology systems, as well as those of our service and equipment providers and other persons that we engage, are subject to cybersecurity risks and threats.”

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

We may not realize expected revenue from certain framework, management and marketing agreements with Aquadrill.

On February 9, 2021, we entered into a framework agreement and related management and marketing agreements, as amended on March 16, 2021 (collectively, the “Framework, Management and Marketing Agreements”), with Aquadrill LLC (“Aquadrill”), pursuant to which certain subsidiaries of the Company agreed to provide operating, management and marketing services to Aquadrill and its subsidiaries with respect to certain cold stacked, warm stacked, reactivating or operating rigs. We have also entered into a bareboat charter agreement with Aquadrill for the Polaris for its contract with ONGC. Our fee structure is dependent on the type and number of rigs for which we provide our management and marketing services, with some fee discounts for the management and marketing of cold rigs, plus certain (i) bonus and malus amounts above our fixed management fee and (ii) other marketing and variable fees.

In December 2022, Aquadrill entered into a definitive merger agreement with Seadrill Limited (“Seadrill”) pursuant to which Seadrill agreed to acquire Aquadrill (the “Seadrill Transaction”). If the Seadrill Transaction closes, the combined company may discuss modifying the terms of our framework, marketing and management agreements or may terminate those agreements entirely, which Aquadrill is permitted to do upon 90 days’ notice and with the approval of the client under any drilling contract then-in effect. If these agreements are modified or terminated, we may not realize a portion (or the entirety) of the anticipated revenues to be derived under these agreements, which could in turn have a material and adverse effect on our business, financial position, operating results and cash flows.

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

We are subject to risks of loss resulting from non-payment or non-performance by third parties. Although we monitor and manage credit risks, some of our customers and other counterparties that we engage may be highly leveraged and subject to their own operating and regulatory risks, as well as other market factors which are not within their direct control. During more challenging market environments, we are subject to an increased risk of our customers and other critical counterparties seeking to, among other things, repudiate or amend their respective contracts and declare force majeure events. The ability of our customers and other critical counterparties to meet their contractual obligations may also be adversely affected by other macroeconomic factors, including constrained credit markets, economic downturns and public health crises. As of December 31, 2022, our allowance for credit losses was $5.0 million. If any of our key customers or other critical counterparties were to default on their contractual obligations owed to us, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Reactivation of idle rigs may take longer and be more costly than anticipated. As our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflationary pressures. Equipment maintenance expenses fluctuate depending upon the type of activity the rig is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

Our information technology systems, as well as those of our service and equipment providers and other persons that we engage, are subject to cybersecurity risks and threats.

We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our operations, including critical systems on our drilling units, proprietary and confidential data, financial information, regulated data and personal information of employees and other third parties in the ordinary course of business, and these systems are subject to risks associated with cyber incidents or attacks as well as breaches due to human error. It has been reported that unknown entities or groups have mounted cyberattacks on businesses and other organizations solely to disable or disrupt computer systems, defraud or take financial advantage of companies to disrupt operations and, in some cases, steal data. Due to the nature of cyberattacks, breaches to our systems or the systems of our service or equipment providers could go unnoticed for prolonged periods of time. Successful breaches, employee malfeasance, or human or technological error could result in, amongst other things; unauthorized access to, as well as disclosure, modification, misuse, loss or destruction of, critical company, customer, or other third-party data or systems; loss of revenue, including through inaccurate or unauthorized payments; theft and misappropriation of funds, or sensitive, regulated or confidential or critical data, including personal and company information; the loss of access to critical data or systems through ransomware, phishing attempts, destructive attacks or other means; business delays; and service or system disruptions. Moreover, such cyberattacks could result in higher costs to correct and remedy the effects of such incidents. The Company is also subject to a stringent and ever-changing regulatory environment with respect to privacy and data protection requirements, which could have a material impact on our results of operations. The Audit Committee of our Board of Directors has oversight responsibility related to our cybersecurity risk management programs and periodically reviews reports on cybersecurity and other information technology risks.

In 2018, we experienced a cybersecurity breach which temporarily hindered our ability to utilize our email server and obstructed certain back-up data. However, the breach did not have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows, and did not compromise any customer data. The costs to restore the data and services impacted by the cybersecurity breach were not material. In 2022, we experienced additional e-mail related cybersecurity intrusions (the “2022 Cyber Matters”). We became aware of the 2022 Cyber Matters in the fourth quarter of 2022 and we engaged and have been working alongside a third party forensic specialist to investigate the nature and scope of the incident, implement appropriate technical remediation, and enhance the Company’s cybersecurity to protect against further unauthorized access. Our investigation has revealed that one or more malicious actors gained unauthorized access to certain employees’ business emails. This enabled the malicious actors to fraudulently impersonate certain of the company’s vendors, resulting in (i) two unauthorized transfers of cash from a company bank account to an outside bank account, (ii) one attempted transfer that was stopped and reversed by a financial institution and (iii) one attempted transfer that was stopped by the Company’s internal controls. We have since taken, and continue to take, measures designed to detect, remediate and prevent similar cybersecurity intrusions and threats from recurring. Because the 2022 Cyber Matters are still under investigation, we can neither predict the ultimate outcome of this matter nor whether there will be further developments in the 2022 Cyber Matters investigation that could adversely affect us. Our investigation to date has not revealed any information that suggests the 2022 Cyber Matters will result in a material loss to the Company. However, we are not able to determine the likelihood of loss, if any, arising from this matter. Furthermore, we cannot provide assurance that we will not in the future experience any other actual or attempted breaches of our cybersecurity, or that our security efforts and remedial measures will prevent future security threats from materializing, if at all. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and another incident were to occur, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cybersecurity matters. If we do elect to obtain such coverage in the future, we may incur substantial costs, including in the form of high insurance premiums, especially if we or a third party with which we do business were to fall victim to additional successful cyberattacks or experience any other cybersecurity incidents. Furthermore, in response to the COVID-19 pandemic, many of our office personnel began working remotely in 2020 (and continue to do so through a hybrid work environment), which heightens potential cybersecurity risks given the reliance on remote networking capabilities and utilization of external devices. More recently, Russia’s invasion of Ukraine in February 2022, and the growing tensions between Russia and several western nations, could result in potential retaliatory actions being pursued by Russia and its supporters, including in the form of phishing campaigns, espionage and other forms of cyberattacks. Likewise, pro-Russian ransomware gangs and cyber-criminals have publicly threatened to increase their hacking activities in response to the implementation of sanctions and other actions taken by western countries. If either our systems or the systems of our service or equipment providers used for protecting against cyber incidents or attacks prove to be insufficient and incidents were to occur as a result of working remotely, it could have a material adverse effect on our business, reputation, financial condition, results of operations or cash flows.

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

The ongoing conflict in Ukraine, including the actual (or perceived threat of an) expansion or exacerbation of such conflict, and the actions undertaken by western nations in response to Russia’s actions, has created, and could continue to create, significant hydrocarbon price volatility and materially impact the global oil and gas markets for the foreseeable future

In February 2022, Russia launched a large-scale invasion of Ukraine and Russia and Ukraine continue to engage in active and armed conflict as of March 2023. Such conflict has resulted in significant destruction of Ukraine’s infrastructure and substantial casualties amongst Russian and Ukrainian military personnel. Moreover, civilian casualties have increased significantly as a result of ongoing Russian attacks on cities throughout Ukraine, and millions of refugees have fled Ukraine for neighboring countries since the onset of the Russo-Ukraine War. As a result of Russia’s invasion of Ukraine and the ongoing Russo-Ukraine War, the governments of several western nations, including the U.S., Canada, Japan, the United Kingdom and the European Union, implemented several commercial and economic sanctions against Russia, Russian-backed separatist regions in Ukraine, certain banks, companies, government officials, and other individuals in Russia and Belarus. Moreover, on March 9, 2022, President Joe Biden imposed an immediate ban on Russian oil and other energy imports, while the United Kingdom publicly indicated that it would seek to phase out imports from Russia by the end of 2022. In December 2022, the EU imposed an embargo prohibiting the maritime shipment of crude oil from Russia, subject to instituting a price cap of $60-per-barrel. The embargo was also agreed to by the Group of Seven countries and Australia. Additionally, Canada has barred Russian vessels from utilizing its ports. In addition to governmental entities, actors in the private sector, including, among others, Shell, BP and ExxonMobil, have stopped, or publicly announced that they intend to stop, operations in Russia and cease their partnerships with Russian firms, and shippers, insurance companies and refiners have similarly indicated that they will no longer purchase or ship crude oil from Russia.

The implementation of sanctions by governmental bodies and the withdrawal of private actors in Russia has started to cause, and is likely to continue to cause, among other impacts, significant volatility in the price of hydrocarbons, including constraints on crude oil production. Such fluctuations could continue in the near-term, especially as market participants seek to limit or flatly ban the use of Russian oil and gas, and pressure has intensified to seek out alternative fuel sources (for example, the U.S. has indicated that it may look to Saudi Arabia to increase its crude oil production).

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

As part of our existing growth strategy we may contract from time to time for the construction of drilling units or may enter into agreements to manage the construction of drilling units for others. Construction projects are subject to the risks of delay or cost overruns inherent in any large construction project, including costs or delays resulting from the following:

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

We have evaluated our internal controls systems in order to allow our management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). We have performed the system and process evaluation and testing required to comply with the management certification requirements of Section 404. As a result, we have incurred additional expenses. While our management believes we have implemented the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain that our internal control over financial reporting will be adequate in the future to ensure compliance with the requirements of the Sarbanes-Oxley Act or the FCPA. If we are not able to maintain adequate internal control over financial reporting, we may be susceptible to sanctions or investigation by regulatory authorities, such as the DOJ and the SEC. Any such action could adversely affect our business operations and financial results.

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

The Economic Substance Act 2021 (as amended) and the Economic Substance Act 2018 (as amended), among other legislation enacted in the Cayman Islands and Bermuda , could materially and adversely affect our operations and financial conditions.

Pursuant to the Economic Substance Act 2021 (as amended) of Cayman Islands and the Economic Substance Act 2018 (as amended) of Bermuda (collectively the “ES Acts”), a registered entity (other than an entity which is resident for tax purposes in certain jurisdictions outside the Cayman Islands or Bermuda) that carries on as a business any one or more of the “relevant activities” referred to in the ES Acts must comply with economic substance requirements. In particular, the ES Acts could require covered entities to maintain an adequate level of qualified employees in the Cayman Islands and/or Bermuda, incur an adequate level of annual expenditure in the Cayman Islands and/or Bermuda, maintain physical offices and premises in the Cayman Islands and/or Bermuda, or perform core income-generating activities in the Cayman Islands and/or Bermuda. The list of “relevant activities” includes carrying on any one (or more) of the following activities: banking; insurance; fund management; financing; leasing; headquarters; shipping; distribution and service centers; intellectual property; and holding entities. The ES Acts could additionally substantially affect the way we operate our business, which could in turn materially and adversely affect our business, financial condition and results of operations.

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

Upon the occurrence of specified change of control events or certain losses of our vessels in the agreements governing the 9.50% First Lien Notes, we will be required to offer to repurchase or repay all (or, in the case of events of losses of vessels, an amount up to the amount of proceeds received from such event of loss) of the 9.50% First Lien Notes at the price and upon the terms set forth in the applicable agreement. In addition, in connection with certain asset sales, we will be required to offer to repurchase or repay the 9.50% First Lien Notes as set forth in the agreement governing the 9.50% First Lien Notes. We may not have sufficient funds available to repurchase or repay all of the debt that becomes due and payable pursuant to any such offer, which would constitute an event of default that, in turn, would likely trigger a default under any other then-existing debt agreements. Moreover, the creditors under certain of our debt agreements may limit our ability to repurchase debt. In that event, we would need to refinance the applicable debt, or obtain a waiver under the applicable debt agreement, before making an offer to purchase. We may be unable to refinance such indebtedness or obtain a waiver. See “Risk Factors—We may not be able to make principal or interest payments on our existing and future indebtedness, nor refinance such existing and future indebtedness on favorable terms, if at all, and our inability to make such payments on, or refinance, any such indebtedness could materially and adversely affect our liquidity and results of operations.” Any requirement to offer to repurchase or repay any of our existing debt may therefore require us to refinance some or all of our other outstanding debt, which we may not be able to accomplish on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

We have identified material weaknesses in our internal control over financial reporting.

We have identified a material weakness in our internal control over financial reporting related to the prevention of unauthorized cash disbursements (see “Risk Factors—Our information technology systems, as well as those of our service and equipment providers and other persons that we engage, are subject to cybersecurity risks and threats.”). The Company’s internal control over financial reporting has been designed to provide management and the Board of Directors with reasonable assurance regarding the preparation and fair presentation of the Company’s consolidated financial statements. However, internal controls governing the process for updating vendor information were not adequate to safeguard the company’s cash assets from unauthorized transfers resulting from the lack of a policy requiring multiple confirmations with respect to changes to vendor information.

We believe that our overall internal control environment is sufficient for a company of our size. However, the existence of a material weakness means that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely way, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the SEC’s rules and forms will be adversely affected. Such a result could negatively impact the market price and trading liquidity of our stock, weaken investor confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely affect our business and financial condition. For more information regarding the material weakness, the mitigating controls we use, and certain remedial steps we have taken or considered, please see Part II. Item 9A Controls and Procedures.

Material and adverse developments impacting the financial services industry at large, including the occurrence of actual (or widespread concerns regarding the potential occurrence of) defaults, illiquidity, operational failures and non-performance by financial institutions and critical counterparties, could have a material and adverse effect on our business, financial condition and results of operations.

The occurrence of actual (or widespread concerns regarding the potential occurrence of) illiquidity, operational failures, defaults, non-performance or other material and adverse developments that impact financial institutions and transactional counterparties, or other entities within the financial services industry at large, have previously caused, and could continue to cause, market-wide liquidity issues, bank-runs and general contagion across the global financial industry. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (the “FDIC”) was subsequently appointed as a receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. While the U.S. Federal Reserve Board, the FDIC and the U.S. Department of Treasury collectively agreed to guarantee all deposits, above and beyond the limit on insured deposits of $250,000 at these financial institutions, there can be no assurance that there will not be additional bank failures or issues in the broader financial system. Likewise, there is no guarantee that any of the U.S. Department of Treasury, the FDIC or the Federal Reserve Board will provide access to any additional uninsured funds in the future in the event of the closure or failure of any other banks or financial institutions, or that they would do so promptly or in a timely fashion. Additionally, substantial and rapid increases in interest rates and inflation have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. While the U.S. Department of Treasury, Federal Reserve Board and the FDIC have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, the liquidity needs of financial institutions, including as a result of widespread demands for customer withdrawals, may exceed the capacity of such program.

Furthermore, we and other parties with who we conduct business and engage commercially may be unable to access critical funds in deposit accounts or other accounts held with a closed or failing financial institution or pursuant to lending arrangements with such financial institutions. Accordingly, in such instance, our ability to pay our obligations, and any of our counterparties’ ability to pay their respective obligations, or enter into new commercial arrangements requiring additional payments, could be materially and adversely affected.

Our current backlog of contract drilling revenue may not be fully realized, which may have a material adverse impact on our consolidated statement of financial position, results of operations or cash flows.

As of December 31, 2022, our owned fleet had total drilling contract backlog of approximately $217.2 million (includes $61.2 million for rigs owned by third parties where we enter into contracts directly with customers and lease the rigs through bareboat charters from the rig owners. The terms of the bareboat charters are consistent with the management agreements, resulting in the same financial impact to us had the rigs remained under the management agreements.) This amount was calculated based on certain estimates and assumptions regarding operations and payments to be received under such drilling contracts. Although management believes that such estimates and assumptions are reasonable, actual amounts received under these contracts could materially differ from the projected amount. Material differences between the projected contract backlog amount and the amounts actually received pursuant to such contracts could be caused by a number of factors, including rig downtime or suspension of operations. We may not be able to realize the full amount of our contract backlog due to events beyond our control.

We have experienced, and could continue to experience, a lack of profitable operations in the near- and long-term.

We have recently experienced, and could continue to experience, operational losses, which may negatively impact our ability to achieve our business objectives and profitability. Specifically, we incurred a net loss of $3.4 million and $110.1 million for the years ended December 31, 2022 and 2021, respectively, and we experienced negative cash flow from operations. We can provide no assurance that we can achieve profitability or sustain cash flow positive operations on a quarterly or annual basis in the near- or long-term. Moreover, our business and results of operations have been, and could continue to be, negatively impacted by general economic and other market conditions in the industry in which we operate, many of which are out of our control. Declines in the demand for our contract drilling services and dayrates for the services we provide, and any protracted downturn in the oil and gas industry, could have a material and adverse effect on our ability to achieve profitable operations and exacerbate other risks which impact our financial condition, results of operations and cash flow.

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

In the case of a disposition of our Ordinary Shares, VDI’s debt must be taken into account under the partnership tax accounting rules.

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

Organizations exempt from U.S. federal income tax under Section 501(a) of the Code are subject to tax on “unrelated business taxable income” (“UBTI”). UBTI arises primarily as income from an unrelated trade or business regularly carried on or as income from “debt-financed” property. U.S. tax-exempt holders of Ordinary Shares generally would be subject to tax on their allocable shares of UBTI realized by VDI in the same manner as if such UBTI were realized directly by such organizations. Debt-financed property means property held to produce income with respect to which there is “acquisition indebtedness” (i.e., indebtedness incurred in acquiring or holding property). As VDI has incurred “acquisition indebtedness” (such as, for example, the 9.25% First Lien Notes and the 9.50% First Lien Notes), U.S. tax-exempt holders of Ordinary Shares may be subject to the tax on UBTI on their investment (for so long as VDI is treated as a partnership for U.S. federal income tax purposes and has acquisition indebtedness).

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

	High Bid	Low Bid
Fiscal Year 2021:
First Quarter	4.00	1.26
Second Quarter	3.50	2.00
Third Quarter	4.25	2.25
Fourth Quarter	5.90	2.70

Fiscal Year 2022:
First Quarter	11.02	5.55
Second Quarter	18.00	9.20
Third Quarter	17.50	13.00
Fourth Quarter	18.00	14.20

Many of our shareholders hold shares electronically, all of which are owned by a nominee of DTC. As of March 13, 2023, there were approximately 155 holders of record of our Ordinary Shares.

The Board of Directors declared the Special Cash Distribution to shareholders of record as of the close of business on December 10, 2019.

Other than the Special Cash Distribution, we have not made any cash or other distributions in respect of our New Shares to date and do not anticipate paying cash distributions in the immediate future as we contemplate that our cash flows will be used for debt reduction and growth. The payment of future distributions, if any, will be determined by the Board of Directors in light of the conditions then existing, including our earnings, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. We are subject to certain restrictive covenants under the terms of the agreements governing our indebtedness, including restrictions on our ability to pay any cash distributions.

Repurchases of Equity Securities

The ability to make share repurchases is subject to, among other things, the discretion of our Board of Directors and the covenants in our credit agreement. There are no share repurchase programs outstanding at December 31, 2022.

There were no repurchases of equity securities during the fiscal fourth quarter ended December 31, 2022.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position and our results of operations for the years ended December 31, 2022, 2021 and 2020. The following discussion should be read in conjunction with the information contained in “Item 1. Business,” “Item 1A. Risk Factors” in Part I of this Annual Report and “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report. Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth certain information concerning our owned, managed and supported offshore drilling fleet as of March 13, 2023:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Owned Rigs:
Jackups
Topaz Driller	2009	375	30,000	Egypt	Operating
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Namibia	Operating
Third Party Owned Rigs:
Drillships
Polaris	2008	10,000	37,500	India	Operating
Aquarius	2008	10,000	35,000	Spain	Warm stacked
Capella	2008	10,000	37,500	Labuan	Mobilizing
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Qatar	Operating
Aquamarine Driller	2009	375	30,000	Qatar	Operating
(1)
The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Over the past 18 months, global oil prices have experienced a robust recovery resulting in the strongest annual performance (on a price-per-barrel basis) since 2012. During 2022, specifically Brent crude oil reached a high of approximately $125.00 per barrel in March 2022; although Brent crude ultimately settled at approximately $85.00 per barrel on the last day of trading in December 2022. The relatively elevated prices exhibited in 2022 were due to, among other factors, the (i) OPEC+ countries’ agreement in 2020 to reduce production by almost 10 million barrels per day, representing approximately 10% of the world's output compared with demand for approximately 96 million barrels a day, and their recent agreement to boost production, but only in measured steps, (ii) development, efficacy, availability and utilization of vaccines for COVID-19, (iii) the reopening of global economies, (iv) injection of substantial government monetary and fiscal stimulus and (v) the ongoing energy supply crisis driven by a shortage of fuel within recovering economies and anticipated extreme weather across Europe and northeast Asia, along with years of under investment in oil reserve replacement all of which has been exacerbated by global turmoil, and political and market instability caused by the Russo-Ukrainian War.

Notwithstanding the elevated prices of oil exhibited during the prior 18-month period, market volatility and uncertainty largely remain and the oil and gas industry continues to be materially impacted and shaped by external factors which have influenced its overall development and recovery, including global macroeconomic challenges resulting from inflationary pressures and potential recessionary conditions, as well as geopolitical and market instability caused by the Russo-Ukrainian War. In response to these challenges, OPEC+ agreed on October 5, 2022 to a production cut of two million barrels per day, an amount which constitutes approximately 2.0% of overall global oil production. While the U.S. intends to release additional barrels from its strategic oil reserve in response to these production cuts, the actions taken by OPEC+ could contribute to, among other things, greater inflationary pressures and sharp price increases to oil and gas in the near- and long-term. Moreover, the Russo-Ukrainian War has caused, and could continue to cause for the foreseeable future, significant instability, disruption, uncertainty and volatility in the hydrocarbon industry and the global markets at large. Further geopolitical developments could occur, including a possible agreement relating to Iran’s nuclear deal and the subsequent suspension of U.S. sanctions in Iran (which could result in, among other things, the influx of Iranian crude oil into the global markets), any of which could significantly impact our business and operations. With higher crude oil prices there is the potential for increased production from U.S. shale producers and non-OPEC countries, which could lead to significant increases in the overall global oil and gas supply, and result in reduced commodity prices.

In addition, the opening of economies, supply chain constraints and limitations occurring throughout the world and across various industries, and the injection of significant levels of governmental monetary and fiscal stimulus to avoid a recession during the peak of the COVID-19 pandemic, collectively contributed to the highest level of inflation in decades across the U.S., the United Kingdom,

Europe and the global community at large. In the U.S., for example, the Consumer Price Index reached a 40-year high in June 2022. While such rates are expected to ease incrementally in the near-term, our operations could be materially and adversely impacted by any exacerbation to global inflation, including in the form of increases in personnel costs and the prices of goods and services required to operate our rigs. Given that we enter into fixed dayrate contracts that have contractual terms with minimal adjustments to account for rising inflation, the majority (if not all) of these costs would be borne by us. While we are currently unable to estimate the ultimate impact of inflation, including the associated impact on the prices of goods and services, our costs could rise in the near-term and materially impact our profitability and overall financial condition.

Furthermore, central banks and regulators across the world have raised, and they could continue to raise, interest rates in an attempt to gain further control over and reduce inflation in their respective jurisdictions. Such efforts being undertaken by central banks and regulators could tip the global economy into a recession, which could materially and adversely impact demand for oil and gas and, in the process, demand for our services.

As a result of such volatility, disruption, instability and uncertainty, operators have faced, and will generally continue to face, difficulties when attempting to definitively plan their capital budget programs for the near- and long- term.

Backlog

The following table reflects a summary of our contract drilling backlog coverage of days contracted and related revenue as of December 31, 2022 based on information made available as of that date.

	Percentage of Days Contracted			Revenues Contracted (in thousands)
	2023	2024	Beyond	2023	2024	Beyond
Backlog
Jackups	43%	0%	0%	$14,658	$3,956	$—
Drillships	76%	0%	0%	106,282	20,863	—
Third party owned rigs (1)	62%	50%	20%	65,299	5,881	219
(1)
The amounts consist of (i) a fixed management fee paid to us pursuant to the applicable management agreement; (ii) a marketing fee paid to us pursuant to the applicable marketing agreement; (iii) a fixed management fee paid to us pursuant to the applicable EDC Support Services Agreements; or (iv) contract backlog attributable to rigs owned by third parties where we enter into contracts directly with customers and lease the rigs through bareboat charters from the rig owners. These amounts exclude any variable fee payable to us pursuant to the applicable management agreement. The terms of the bareboat charters are consistent with the management agreements, resulting in the same financial impact to us had the rigs remained under the management agreements.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days, rig utilization and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Year Ended December 31,
	2022 (5)	2021 (5)	2020 (5)
Jackups
Rigs available	2	2	5
Available days (1)	638	730	1,795
Utilization (2)	72.7%	68.9%	56.5%
Average daily revenues (3)	$66,198	$106,732	$60,633
Deepwater
Rigs available	2	2	2
Available days (1)	730	730	1,098
Utilization (2)	94.2%	38.4%	38.9%
Average daily revenues (3)	$155,283	$109,043	$118,129
Sold Rigs/Held for Sale (4)
Rigs available	3	3	—
Available days (1)	438	1,095	—
Utilization (2)	43.6%	64.4%	N/A
Average daily revenues (3)	$73,142	$67,229	N/A
(1)
Available days are the total number of rig calendar days in the period and excludes rigs under bareboat charter contracts to third parties.
(2)
Utilization is calculated as a percentage of the actual number of revenue earning days divided by the available days in the period. A revenue earning day is defined as a day for which a rig earns dayrate after commencement of operations.

(3)
Average daily revenues are based on contract drilling revenues divided by revenue-earning days. Average daily revenue will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees and demobilization fees.
(4)
Each of these rigs were classified as held for sale on our Consolidated Balance Sheets during the Current Year and at December 31, 2021, up to the date of the EDC Closing Date. See “Recent Developments Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in Part I, Item 1 of this Annual Report for additional information.
(5)
Excludes third party owned rigs operated by the Company.

Years Ended December 31, 2022 and 2021

Net loss for the Current Year was $3.4 million, or $0.26 per basic share, on operating revenues of $278.7 million, compared to net loss for the Prior Year of $110.1 million, or $8.40 per basic share, on operating revenues of $158.4 million.

The following table is an analysis of our operating results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%
(in thousands)
Consolidated:
Revenues
Contract drilling services	$154,116	$131,703	$22,413	17%
Management fees	10,834	2,351	8,483	361%
Reimbursables and other	113,766	24,366	89,400	367%
Total revenues	278,716	158,420	120,296	76%
Operating costs and expenses:
Operating costs	234,832	150,668	84,164	56%
General and administrative	23,009	20,539	2,470	12%
Depreciation	44,428	56,242	(11,814)	-21%
Gain on EDC Sale	(61,409)	—	(61,409)	**
Total operating costs and expenses	240,860	227,449	13,411	6%
Income (loss) from operations	37,856	(69,029)	106,885	-155%
Other (expense) income
Interest income	1,108	124	984	794%
Interest expense and financing charges	(34,351)	(34,034)	(317)	1%
Other, net	(3,668)	(2,171)	(1,497)	69%
Total other expense	(36,911)	(36,081)	(830)	2%
Income (loss) before income taxes	945	(105,110)	106,055	-101%
Income tax provision	4,313	5,141	(828)	-16%
Net loss	(3,368)	(110,251)	106,883	-97%
Net loss attributable to noncontrolling interests	(13)	(114)	101	-89%
Net loss attributable to shareholders	$(3,355)	$(110,137)	$106,782	-97%

Drilling Services:
Revenue
Contract drilling services	$151,509	$131,703	$19,806	15%
Management fees	—	—	—	**
Reimbursables and other	27,685	15,114	12,571	83%
Total revenue	179,194	146,817	32,377	22%
Operating costs and expenses:
Operating costs	142,935	140,138	2,797	2%
General and administrative	—	—	—	**
Depreciation	42,813	54,565	(11,752)	-22%
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	185,748	194,703	(8,955)	-5%
Loss from operations	(6,554)	(47,886)	41,332	-86%

Managed Services:
Revenue
Contract drilling services	$2,607	$—	$2,607	**
Management fees	10,834	2,351	8,483	361%
Reimbursables and other	86,081	9,252	76,829	830%
Total revenue	99,522	11,603	87,919	758%
Operating costs and expenses:
Operating costs	91,896	10,530	81,366	773%
General and administrative	—	—	—	**
Depreciation	—	—	—	**
Gain on EDC sale	—	—	—	**
Total operating costs and expenses	91,896	10,530	81,366	773%
Income from operations	7,626	1,073	6,553	611%
n/m = not meaningful

Consolidated Revenue: Total revenue increased $120.3 million due primarily to an increase in operating activities in the Current Year as discussed below.

Drilling Services Revenue: Contract drilling revenue increased $19.8 million for the Current Year as compared to the Prior Year. The increase in contract drilling revenue was primarily the result of the Tungsten Explorer operating during the Current Year compared to the rig being warm stacked during most of the Prior Year and the Platinum Explorer operating 93 more days and at a higher day rate during the Current Year than in the Prior Year. This increase was offset by lower contract drilling revenue for the three jackup rigs included in the EDC Sale (as discussed in “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in Part I, Item 1 of this Annual Report) and the Topaz Driller operating fewer days during the Current Year due to routine maintenance. Reimbursables and other revenue increased $12.6 in the Current Year as compared to the Prior Year primarily as a result of the changes in drilling contracts (as discussed immediately above).

Managed Services Revenue: Contract drilling revenue increased $2.6 million in the Current Year due to the Polaris, which began operating under a bareboat charter for the Company. Management fees increased $8.5 million in the Current Year as compared to the Prior Year primarily due to the Capella operating during the Current Year, which we began managing in March 2022 as well as the management of the rigs included in the EDC Sale. The increase in Reimbursables and other revenue for the Current Year as compared to the Prior Year is primarily as a result of the management of the deepwater floaters owned by Aquadrill.

Consolidated Operating Costs: Total operating costs increased 56% due primarily to an increase in operating activities in the Current Year as discussed below.

Drilling Services Operating Costs: Drilling Services Operating costs for the Current Year increased 2% as compared to the Prior Year primarily as a result of changes in activity (as discussed in “Drilling Services Revenue” above). This increase was partially offset by the sale of various assets during the Current Year and the recognition of a net gain of approximately $1.9 million related to the sale of these assets. The Prior Year includes the sale of the Titanium Explorer and the recognition of a net gain of approximately $2.8 million related to the sale of such asset.

Managed Services Operating Costs: The increase in Managed Services operating costs in the Current Year as compared to the Prior Year is the result of our management of certain deepwater floaters (as discussed in “Managed Services Revenue” above).

General and Administrative Expenses: Increases in general and administrative expenses for the Current Year as compared to the Prior Year were primarily due to increased labor costs as the result of the reversal of cost cutting initiatives implemented during 2020 and higher professional fees. General and administrative expenses for the Prior Year included approximately $0.3 million for non-cash share-based compensation expense. Non-cash share-based compensation expense for the Current Year was immaterial.

Depreciation Expense: Depreciation expense is primarily related to rigs owned by us included in our Drilling Services segment. The Managed Services segment does not currently own depreciable assets. Depreciation expense for the Current Year decreased 21% as compared to the Prior Year, due primarily to a decrease in depreciation expense on the three jackup rigs that were classified as held for sale as of December 20, 2021 and subsequently sold in connection with the EDC Sale (which closed on May 27, 2022).

Gain on EDC Sale: During the Current Year, we recorded a net gain of approximately $61.4 million related to the EDC Sale. See “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in Part I, Item 1 of this Annual Report for additional details.

Interest Income: Increases in interest income for the Current Year as compared to the Prior Year were due primarily to higher interest rates during the Current Year, which were partially offset by lower cash investments.

Interest Expense and Financing Charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $2.4 million for the Current Year which included a $0.7 million write-off of deferred financing costs as a result of the partial redemption of the 9.25% First Lien Notes as described in “Note 5. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report, and $1.6 million for the Prior Year.

Other, Net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are remeasured in USD based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $3.7 million and $2.2 million were included in Other, net, for the Current Year and the Prior Year, respectively.

Income Tax Provision: Income tax expense decreased in the Current Year as compared to the Prior Year, mainly due to the change in jurisdictions of operations. Our income taxes are generally dependent upon the results of our operations and the local income tax regimes in the jurisdictions in which we operate. In some jurisdictions, we do not pay taxes or receive benefits for certain income and expense items, including interest expense and disposal gains or losses. In other jurisdictions, we are subject to income taxes on a net income basis or a deemed profit basis.

Years Ended December 31, 2021 and 2020

Net loss for the Prior Year was $110.1 million, or $8.40 per basic share, on operating revenues of $158.4 million, compared to net loss for the Previous Year of $276.7 million, or $21.10 per basic share, on operating revenue of $126.9 million.

The following table is an analysis of our operating results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
(in thousands)
Consolidated:
Revenues
Contract drilling services	$131,703	$112,013	$19,690	18%
Management fees	2,351	798	1,553	195%
Reimbursables and other	24,366	14,051	10,315	73%
Total revenues	158,420	126,862	31,558	25%
Operating costs and expenses:
Operating costs	150,668	149,084	1,584	1%
General and administrative	20,539	21,022	(483)	-2%
Depreciation	56,242	69,216	(12,974)	-19%
Loss on impairment	—	128,876	(128,876)	-100%
Total operating costs and expenses	227,449	368,198	(140,749)	-38%
Loss from operations	(69,029)	(241,336)	172,307	-71%
Other (expense) income
Interest income	124	871	(747)	-86%
Interest expense and financing charges	(34,034)	(34,041)	7	0%
Other, net	(2,171)	2,646	(4,817)	-182%
Total other expense	(36,081)	(30,524)	(5,557)	18%
Loss before income taxes	(105,110)	(271,860)	166,750	-61%
Income tax provision	5,141	4,897	244	5%
Net loss	(110,251)	(276,757)	166,506	-60%
Net loss attributable to noncontrolling interests	(114)	(38)	(76)	200%
Net loss attributable to shareholders	$(110,137)	$(276,719)	$166,582	-60%

Drilling Services:
Revenue
Contract drilling services	$131,703	$112,013	$19,690	18%
Management fees	—	—	—	**
Reimbursables and other	15,114	13,634	1,480	11%
Total revenue	146,817	125,647	21,170	17%
Operating costs and expenses:
Operating costs	140,138	148,444	(8,306)	-6%
General and administrative	—	—	—	**
Depreciation	54,565	66,427	(11,862)	-18%
Loss on impairment	—	128,876	(128,876)	-100%
Total operating costs and expenses	194,703	343,747	(149,044)	-43%
Loss from operations	(47,886)	(218,100)	170,214	-78%

Managed Services:
Revenue
Contract drilling services	$—	$—	$—	**
Management fees	2,351	798	1,553	195%
Reimbursables and other	9,252	417	8,835	n/m
Total revenue	11,603	1,215	10,388	855%
Operating costs and expenses:
Operating costs	10,530	640	9,890	n/m
General and administrative	—	—	—	**
Depreciation	—	—	—	**
Total operating costs and expenses	10,530	640	9,890	n/m
Income from operations	1,073	575	498	87%
n/m = not meaningful

Consolidated Revenue: Total revenue increased $31.6 million due primarily to an increase in operating activities in the Prior Year.

Drilling Services Revenue: Contract drilling revenue increased $19.7 million for the Prior Year as compared to the Previous Year. The increase in contract drilling revenue was primarily the result of the number of rigs that were operational, with six in the Prior Year (including the three jackup rigs classified as held for sale as discussed in “Recent Developments - Share Purchase Agreement to Sell EDC to ADES Arabia Holding” in this Part I, Item 1 of this Annual Report) compared to three in the Previous Year. Reimbursables and other revenue increased $1.5 million in the Prior Year as compared to the Previous Year, primarily because of the number of our rigs which were operational, offset by decreased reimbursable revenue on the Tungsten Explorer as a result of lower utilization in the Prior Year as compared to the Previous Year.

Managed Services Revenue: Management fees increased $1.6 million for the Prior Year as compared to the Previous Year as a result of our management of certain deepwater floaters owned by the Aquadrill Entities, which we began managing during the first quarter of 2021. The increase in Reimbursable and other revenue for the Prior Year as compared to the Previous Year is primarily the result of our management of the deepwater floaters owned by Aquadrill (as discussed immediately above).

Consolidated Operating Costs: Total operating costs increased 1% due primarily to an increase in operating activities in the (Prior Year as discussed immediately below).

Drilling Services Operating Costs: Drilling Services operating costs for the Prior Year decreased 6% as compared to the Previous Year primarily as a result of (i) decreases on the Platinum Explorer and Tungsten Explorer due to lower utilization in the Prior Year compared to the Previous Year, (ii) the close of the sale of the Titanium Explorer on March 10, 2021, and (iii) the recognition of a net gain of $2.8 million related to the sale of the Titanium Explorer. Operating costs for the Previous Year included approximately $5.0 million for bad debt expense associated with our “Trade receivables” and $1.8 million in fuel and helicopter costs that would otherwise be a cost to the customer. These amounts represent our customer’s decision not to pay us for days impacted by what we believe are force majeure and other events for which we would be entitled to receive payment under our contract.

Managed Services Operating Costs: The increase in Managed Services operating costs in the Prior Year as compared to the Previous Year is the result of the management of certain deepwater floaters (as discussed in “Managed Services Revenue” above.)

General and Administrative Expenses: Decreases in general and administrative expenses for the Prior Year as compared to the Previous Year were primarily due to cost cutting initiatives implemented in 2020 to reflect the lower levels of operating activity in the Previous Year. General and administrative expenses for the Prior Year and for the Previous Year include approximately $0.3 million and $1.1 million, respectively, for non-cash share-based compensation expense.

Depreciation Expense: Depreciation expense is primarily related to rigs owned by us included in our Drilling Services segment. The Managed Services segment does not currently own depreciable assets. Depreciation expense for the Prior Year decreased 19% as compared to the Previous Year, due primarily to a $11.5 million decrease in depreciation expense on the Titanium Explorer, which was classified as held for sale as of December 31, 2020 and subsequently sold on March 10, 2021.

Loss on Impairment: During the three months ended September 30, 2020, we evaluated our deepwater drilling rigs that had indicators of impairment and determined that the carrying value of our longer-term warm stacked drillship, the Titanium Explorer, was impaired. As a result, we recognized a non-cash loss on impairment of $128.9 million and no impact in 2021.

Interest Income: Interest income for the Prior Year decreased $0.7 million as compared to the Previous Year due primarily to lower interest rates earned on lower cash investments during the Prior Year.

Interest Expense and Financing Charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $1.6 million for each of the Prior Year and the Previous Year.

Other, net: We recorded a gain of $2.3 million during the Previous Year related to the settlement agreement between the Company and its subsidiaries, on the one hand, and VDC and its subsidiaries, on the other. See “Note 8. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional detail on the settlement agreement. The information discussed therein is incorporated by reference in its entirety into this Part II, Item 7.

Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are remeasured in USD based on a combination of both current and historical exchange rates. A net foreign currency exchange gain of $2.2 million and $0.4 million were included in other, net, for the Prior Year and the Previous Year, respectively.

Income tax provision: Income tax expense increased in the Prior Year as compared to the Previous Year, mainly due to the change in jurisdictions of operations. Our income taxes are generally dependent upon the results of our operations and the local income tax regimes in the jurisdictions in which we operate. In some jurisdictions, we do not pay taxes or receive benefits for certain income and expense items, including interest expense and disposal gains or losses. In other jurisdictions, we are subject to income taxes on a net income basis or a deemed profit basis.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our anticipated cash flow needs, both in the short- and long-term, will generally include: (i) normal recurring operating expenses; (ii) planned and discretionary capital expenditures; (iii) repayments of interest; and (iv) certain contractual cash obligations and commitments. Moreover, we may, from time to time, elect to redeem, repurchase or otherwise acquire outstanding 9.50% First Lien Notes through open market purchases, tender offers or pursuant to the terms of such securities. We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand or proceeds from sales of assets.

As of December 31, 2022, we believe we maintain adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. Accordingly, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our Consolidated Financial Statements are issued and therefore, our Consolidated Financial Statements have been prepared under the going concern assumption.

As of December 31, 2022, we had working capital of approximately $96.2 million, including approximately $74.0 million of cash available for general corporate purposes. Scheduled debt service requirements consist of interest payments of approximately $5.1 million related to the 9.25% First Lien Notes, which were redeemed in full on March 6, 2023 (see “Note 5. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report for additional information pertaining to the redemption of the 9.25% First Lien Notes) and approximately $9.5 million related to the 9.50% First Lien Notes through December 31, 2023. We anticipate that our capital expenditures through December 31, 2023 will be between approximately $5.9 million and approximately $7.3 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our currently anticipated levels of activity and incremental expenditures through December 31, 2022 for special periodic surveys, major repair and maintenance expenditures and equipment recertifications, our capital expenditures for 2023 are anticipated to be between approximately $14.5 million and approximately $17.7 million.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit agreement with Credit Suisse AG (the “Credit Suisse Letter Agreement”) to replace the letter of credit facility formerly existing under the 2016 Term Loan Facility. The Credit Suisse Letter Agreement provided for up to $50.0 million in letters of credit, with all outstanding letters of credit being cash collateralized. The Credit Suisse Letter Agreement expired in November 2022. We subsequently transitioned our letter of credit needs to JPMorgan Chase Bank N.A., which provides us with individual letters of credit on demand and not part of any formal letter of credit facility. These letters of credit support our bank guarantee and similar needs. As of December 31, 2022, we had letters of credit outstanding in the amount of $21.5 million, $13.6 million of which relate to bank guarantees supporting obligations under drilling contracts we no longer are a party to as they were included in the EDC Sale. In connection with the issuance of the 9.50% First Lien Notes, we are permitted to have up to $25.0 million in letters of credit outstanding to support our operations. As of March 24, 2023 we had letters of credit outstanding in the amount of $11.4 million. This amount includes $3.6 million related to bank guarantees supporting obligations under drilling contracts we no longer are a party to as they were included in the EDC Sale which we expect to be released in 2023.

The table below includes a summary of our cash flow information for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Cash flows (used in) provided by:
Operating activities	$(18,874)	$(70,391)	$(85,302)
Investing activities	191,523	6,512	(3,155)
Financing activities	(170,000)	—	—

Changes in cash flows from operating activities are driven by changes in net (loss) income (see discussion of changes in net (loss) income above in “Results of Operations” in this Part II, Item 7).

Cash flows provided by investing activities in the Current Year include net proceeds of $198.7 million derived from the EDC Sale and $3.1 million derived from the sale of various assets. The Prior Year includes $13.6 million from the sale of the Titanium Explorer.

Cash flows used in financing activities in the Current Year include a partial redemption of the 9.25% First Lien Notes as discussed in “Note 5. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report.

For a comparison of our Cash Flows for the fiscal years ended December 31, 2021 and 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022.

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

Contractual Obligations

A description of our material contractual obligations as of December 31, 2022 is set forth immediately below. Some of the figures discussed therein are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we may actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

•
Principal payments on the 9.25% First Lien Notes as discussed in “Note 5. Debt” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report (the information discussed therein is incorporated by reference in its entirety into this Part II, Item 7).
•
Interest on the 9.25% First Lien Notes was payable at 9.25% in May and November or each year until the maturity date of the 9.25% First Lien Notes on November 15, 2023. See additional information regarding scheduled payments through December 31, 2023 above in “Liquidity and Capital Resources” in this Part II, Item 7, which is incorporated by reference in its entirety into this Part II, Item 7).
•
Operating lease payments as discussed in “Note 4. Leases” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report (the information discussed therein is incorporated by reference in its entirety into this Part II, Item 7).
•
Our purchase obligations as discussed in “Note 8. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report (the information discussed therein is incorporated by reference in its entirety into this Part II, Item 7).

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

Property and Equipment: Our long-lived assets, primarily consisting of the values of our drilling rigs included in the Drilling Services segment, are the most significant amount of our total assets. Maintenance and routine repairs are charged to income while replacements and betterments that upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. Management’s assumptions are necessarily subjective and are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported. Our methodology generally involves the use of significant unobservable inputs, representative of a Level 3 fair value measurement.

During the third quarter of 2020, we identified indicators that the carrying amounts of our deepwater asset groups may not be recoverable. Such indicators included the continued impact of COVID-19 on global economic activity and the resulting reductions and delays in deepwater oil and gas exploration and development plans on the part of operators leading to increased barriers for the reactivation of stacked rigs. As a result of our impairment testing, we determined that the carrying amount of our long-term warm stacked drillship, the Titanium Explorer, was impaired and we recognized a non-cash loss on impairment of $128.9 million as of September 30, 2020. The Company performed a recoverability analysis for the years ended December 31, 2022 and 2021, and no impairment loss was recorded.

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

Interest Rate Risk: As of December 31, 2022, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk. Our functional currency is USD, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of December 31, 2022, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Vantage Drilling International

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vantage Drilling International (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Property and Equipment Impairment Assessment

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that their carrying values may not be recoverable ("triggering events"). As a result of a triggering event identified during the quarter ended December 31, 2022, the Company reviewed certain of its property and equipment for recoverability. An impairment is recorded when the estimated undiscounted cash flows expected to result from the use of the property and equipment and its eventual disposition are less than its carrying amount.

We identified the determination of the undiscounted future cash flows of certain of the Company’s property and equipment used in the impairment assessment to be a critical audit matter. The principal considerations for our determination were certain of the judgments and estimates made by the Company to prepare the undiscounted cash flows, specifically the effects of dayrates and utilization metrics. Auditing these elements was challenging and required significant auditor judgment due to the nature and extent of audit effort required in performing procedures and evaluating audit evidence related to management’s assumptions.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of certain of the dayrates and utilization metrics assumptions used in the undiscounted cash flow estimates by (i) testing the completeness and accuracy of current backlog and (ii) considering available industry reports and data on supply and demand trends, as well as future oil and gas prices.

•
Comparing the dayrates and utilization metrics assumptions used in the Company’s undiscounted cash flow estimates to historical results to assess for management biases in the estimates.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Houston, Texas

March 30, 2023

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$74,026	$73,343
Restricted cash	16,450	1,621
Trade receivables, net of allowance for credit losses of $5.0 million each year	62,776	37,527
Materials and supplies	41,250	37,580
Assets held for sale	—	117,117
Prepaid expenses and other current assets	25,621	18,309
Total current assets	220,123	285,497
Property and equipment
Property and equipment	647,909	645,622
Accumulated depreciation	(309,453)	(266,018)
Property and equipment, net	338,456	379,604
Operating lease ROU assets	1,648	2,450
Other assets	18,334	31,843
Total assets	$578,561	$699,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$57,775	$31,420
Other current liabilities	66,179	31,533
Liabilities held for sale	—	6,720
Total current liabilities	123,954	69,673
Long–term debt, net of discount and financing costs of $773 and $3,142	179,227	346,858
Other long-term liabilities	12,881	17,012
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,115,026 shares issued and outstanding each year	13	13
Additional paid-in capital	633,863	633,847
Accumulated deficit	(373,147)	(369,792)
Controlling interest shareholders' equity	260,729	264,068
Noncontrolling interests	1,770	1,783
Total equity	262,499	265,851
Total liabilities and shareholders’ equity	$578,561	$699,394

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Contract drilling services	$154,116	$131,703	$112,013
Management fees	10,834	2,351	798
Reimbursables and other	113,766	24,366	14,051
Total revenue	278,716	158,420	126,862
Operating costs and expenses
Operating costs	234,832	150,668	149,084
General and administrative	23,009	20,539	21,022
Depreciation	44,428	56,242	69,216
Gain on EDC Sale	(61,409)	—	—
Loss on impairment	—	—	128,876
Total operating costs and expenses	240,860	227,449	368,198
Income (loss) from operations	37,856	(69,029)	(241,336)
Other income (expense)
Interest income	1,108	124	871
Interest expense and other financing charges	(34,351)	(34,034)	(34,041)
Other, net	(3,668)	(2,171)	2,646
Total other expense	(36,911)	(36,081)	(30,524)
Income (loss) before income taxes	945	(105,110)	(271,860)
Income tax provision	4,313	5,141	4,897
Net loss	(3,368)	(110,251)	(276,757)
Net loss attributable to noncontrolling interests	(13)	(114)	(38)
Net loss attributable to shareholders	$(3,355)	$(110,137)	$(276,719)
Loss per share
Basic and Diluted	$(0.26)	$(8.40)	$(21.10)

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders' Equity

(In thousands)

	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Non-Controlling Interests	Total Equity (Deficit)
Balances as of December 31, 2019	13,115	$13	$634,770	$17,064	$1,244	$653,091
Share-based compensation	—	—	1,615	—	—	1,615
Share-based compensation - dividend equivalents (see Note 6)	—	—	(2,204)	—	—	(2,204)
Net loss	—	—	—	(276,719)	(38)	(276,757)
Balances as of December 31, 2020	13,115	$13	$634,181	$(259,655)	$1,206	$375,745
Share-based compensation	—	—	395	—	—	395
Share-based compensation - dividend equivalents (see Note 6)	—	—	(729)	—	—	(729)
Contributions from holders of noncontrolling interests (see Note 9)	—	—	—	—	691	691
Net loss	—	—	—	(110,137)	(114)	(110,251)
Balances as of December 31, 2021	13,115	$13	$633,847	$(369,792)	$1,783	$265,851
Share-based compensation	—	—	79	—	—	79
Share-based compensation - dividend equivalents (see Note 6)	—	—	(63)	—	—	(63)
Net loss	—	—	—	(3,355)	(13)	(3,368)
Balances as of December 31, 2022	13,115	$13	$633,863	$(373,147)	$1,770	$262,499

The accompanying notes are an integral part of these consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,368)	$(110,251)	$(276,757)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	44,428	56,242	69,216
Amortization of debt financing costs	1,639	1,639	1,640
Share-based compensation expense	79	395	1,615
Loss on debt extinguishment	730	—	—
Deferred income tax expense	708	369	221
(Gain)/loss on disposal of assets	(1,600)	(2,640)	52
Gain on EDC Sale	(61,409)	—	—
Gain on settlement of restructuring agreement	—	—	(2,278)
Loss on impairment	—	—	128,876
Changes in operating assets and liabilities:
Trade receivables, net	(42,241)	(20,116)	21,787
Materials and supplies	(4,155)	(1,624)	(1,852)
Prepaid expenses and other current assets	(9,878)	(3,306)	(1,237)
Other assets	(22,461)	(12,312)	3,716
Accounts payable	44,469	10,094	(23,683)
Other current liabilities and other long-term liabilities	34,185	11,119	(6,618)
Net cash used in operating activities	(18,874)	(70,391)	(85,302)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(10,277)	(7,045)	(3,155)
Net proceeds from EDC Sale	198,700	—	—
Net proceeds from sale of assets	3,100	—	—
Net proceeds from sale of Titanium Explorer	—	13,557	—
Net cash provided by (used in) investing activities	191,523	6,512	(3,155)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(170,000)	—	—
Net cash used in financing activities	(170,000)	—	—
Net increase (decrease) in unrestricted and restricted cash and cash equivalents	2,649	(63,879)	(88,457)
Unrestricted and restricted cash and cash equivalents—beginning of period	90,608	154,487	242,944
Unrestricted and restricted cash and cash equivalents—end of period	$93,257	$90,608	$154,487
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$34,101	$32,390	$32,388
Income taxes (net of refunds)	6,609	3,393	7,780
Non-cash investing and financing transactions:
Conversion of ADES Shareholder loan to Additional paid-in-capital	—	691	—
Reallocation of Soehanah jackup rig acquisition value from equipment to materials and supplies	—	—	1,019

The accompanying notes are an integral part of these consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the “Company”), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for third-party owned drilling units, we provide operational and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction, and preservation management services for rigs that are stacked.

Redemption of the 9.25% First Lien Notes

On November 22, 2022, the Company issued a notice of partial redemption to the then existing recordholders (the “Notice of Partial Redemption”) of the 9.25% First Lien Notes. On February 3, 2023, the Company subsequently issued a notice of full conditional redemption to the then existing recordholders (the “Notice of Full Conditional Redemption”) of the 9.25% First Lien Notes. See “Note 5. Debt” of these “Notes to Consolidated Financial Statements” for further information regarding the Notice of Partial Redemption and Notice of Full Conditional Redemption.

9.50% First Lien Notes Offering

On February 14, 2023, the Company priced an offering of $200.0 million in aggregate principal amount of the 9.50% First Lien Notes and entered into a purchase agreement with several investors pursuant to which the Company agreed to sell the 9.50% First Lien Notes (the “9.50% First Lien Notes Offering”) to the purchasers in reliance on an exemption from registration provided by Section 4(a)(2), Rule 144A and/or Regulation S of the Securities Act. On March 1, 2023, the Company closed on the sale of the 9.50% First Lien Notes Offering. See “Note 5. Debt” of the “Notes to Consolidated Financial Statements” for further information regarding the 9.50% First Lien Notes Offering.

Share Purchase Agreement to Sell EDC to ADES Arabia Holding

On December 6, 2021, VHI, a wholly owned subsidiary of the Company, entered into a certain Share Purchase Agreement (as amended, the “EDC Purchase Agreement”) with ADES Arabia Holding (“ADES Arabia”), which wholly owns ADES, pursuant to which VHI agreed to sell to ADES Arabia all of the issued and outstanding equity of VHI’s wholly owned subsidiary, EDC (the “EDC Sale”). EDC is the owner of the following jackup rigs, each of which are currently operating in Qatar and were included within our Drilling Services segment: the Emerald Driller; the Sapphire Driller; and the Aquamarine Driller. The EDC Purchase Agreement became effective on December 20, 2021 and the transactions contemplated under the EDC Purchase Agreement closed on May 27, 2022 (the “EDC Closing Date”). On the EDC Closing Date, VHI received $170.0 million as purchase price consideration and $30.0 million in certain contract preparation expense reimbursement. In accordance with the terms of the EDC Purchase Agreement, an additional $4.0 million of proceeds was retained in an escrow fund (the “Adjustment Escrow Fund”) as security for potential purchase price adjustments. During the third quarter of 2022, the entirety of the Adjustment Escrow Fund was released to ADES Arabia and a payment of $1.3 million was paid by VHI to ADES Arabia to finalize the purchase price adjustments pursuant to the EDC Purchase Agreement. As a result of these transactions, VHI recognized a net gain of approximately $61.4 million.

Simultaneously with the EDC Sale, certain subsidiaries of the Company and ADES entered into three separate support services agreements (collectively, the "EDC Support Services Agreements"), pursuant to which a subsidiary of the Company agreed to provide, in exchange for customary fees and reimbursements, support services to EDC with respect of the Emerald Driller, Sapphire Driller and Aquamarine Driller for a three-year term.

The Company and ADES also entered into an agreement on December 6, 2021 (the "Collaboration Agreement") to pursue a global strategic alliance to leverage both the EDC Support Services Agreement and ADVantage, the parties’ existing joint venture in Egypt. Pursuant to the Collaboration Agreement, the parties agreed to collaborate on exploring future commercial and operational opportunities.

Tungsten Explorer Contract Award

On June 9, 2022, a subsidiary of VDI entered into a drilling services contract with a subsidiary of TotalEnergies (the “TotalEnergies Contract”) in respect of VDI’s ultra-deepwater drillship, the Tungsten Explorer. The TotalEnergies Contract contains a minimum term of 225 days, which commenced in the first quarter of 2023.

Contractual Arrangements with Advanced Energy Services, S.A.E.

On September 22, 2022, three wholly owned subsidiaries of VHI entered into several related agreements with Advanced Energy Services, S.A.E., a subsidiary of ADES (“ADES SAE” and together with ADES Arabia, the “ADES Group”), including a (i) secondment agreement, (ii) services agreement and (iii) bareboat charter agreement, in each case to support a drilling campaign that will utilize the Topaz Driller jackup rig (collectively, the “ADES Ancillary Agreements”). The ADES Ancillary Agreements generally provide for: (a) reimbursement of loaned employee personnel costs plus a service fee; (b) a fixed fee based on days the rig is drilling; (c) a variable fee based on a percentage of gross margin generated on a monthly basis; and (d) reimbursement for purchases of supplies, equipment and personnel services, and other services provided at the request of ADES SAE. Fees earned in connection with the ADES Ancillary Agreements are included in “Reimbursable and other” in our Consolidated Statement of Operations within the Drilling Services segment as reported in “Note 10. Business Segment and Significant Customer Information” of these “Notes to Consolidated Financial Statements”.

Ongoing Impact of the COVID-19 Pandemic

The global spread of COVID-19, including its highly contagious variants and sub-lineages, continues to pose significant risks and challenges worldwide, and has caused and continues to cause widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, implementing quarantine, testing and vaccination requirements. These governmental reactions to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate. The recent easing of COVID-19 related restrictions in China (including travel to, from and within China), along with the relatively low immunity rates within the population more generally, could contribute to an increase in the overall rate of infections from (and lead to further variants of) COVID-19. The extent, degree and impact of such increases and the prevalence of new and contagious variants are unknown at this time, but any adverse changes arising from COVID-19 could have a material and adverse effect on our operations and financial condition.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying consolidated financial information as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020, have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC and include our accounts and those of our majority owned subsidiaries and VIEs discussed below. All significant intercompany transactions and accounts have been eliminated. Certain previously reported amounts included in “Reimbursables and other” have been reclassified to “Management fees” on the Consolidated Statement of Operations to conform to the current period presentation.

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

	December 31, 2022	December 31, 2021
(unaudited, in thousands)
Current assets	$11,383	$8,099
Non-current assets	1,590	212
Current liabilities	4,749	2,838
Non-current liabilities	4,637	1,859
Net carrying amount	$3,587	$3,614

As ADVantage is a majority owned subsidiary of the Company, it serves as a guarantor under the First Lien Indenture related to the 9.25% First Lien Notes and the 9.50% First Lien Notes. The 9.25% First Lien Notes and 9.50% First Lien Notes are secured by a first priority lien on all of the assets of ADVantage, subject to certain exceptions. Creditors’ recourse against ADVantage for liabilities of ADVantage is limited to the assets of ADVantage.

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. We recognized net gain of approximately $1.6 million and $2.6 million, and a loss of approximately $0.1 million, for the years ended December 31, 2022, 2021 and 2020, respectively, related to the sale or retirement of assets. Property and equipment held-for-sale is recorded at the lower of net book value or fair value less cost to sell.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. As a result of our impairment testing, we determined that the carrying amount of our longer-term warm stacked drillship, the Titanium Explorer, was impaired and we subsequently recognized a non-cash loss on impairment of $128.9 million as of September 30, 2020. The Company performed a recoverability analysis for the years ended December 31, 2022 and 2021, and no impairment loss was recorded.

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

Income Taxes: Income taxes are provided for based upon the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in future taxable or tax-deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. We do not establish deferred tax liabilities for certain of our foreign earnings that we intend to indefinitely reinvest to finance foreign activities. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. We recognize interest and penalties related to income taxes as a component of income tax expense.

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

Four customers accounted for approximately 30%, 25%, 17% and 14% of our consolidated trade receivables, net for the year ended December 31, 2022 and three customers accounted for approximately 19%, 18% and 10% of our consolidated trade receivables, net for the year ended December 31, 2021.

Credit Losses – Accounts Receivable: The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers or customer groups indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for credit losses on our current estimate of credit losses as of December 31, 2022. The allowance for credit losses on our trade receivables was $5.0 million as of each of December 31, 2022 and 2021. This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other events for which we would still be entitled to receive payment under our contract with such customer. We disagree with their decision and are evaluating remedies, if any, under the contract.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,115	13,115	13,115
Restricted share equity awards	—	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,115	13,115	13,115

The following sets forth the number of shares excluded from diluted EPS computations:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Restricted share equity awards	221	218	200
Future potentially dilutive Ordinary Shares excluded from diluted EPS	221	218	200

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the years ended December 31, 2022, 2021 and 2020, we recognized a net gain of $3.7 million, $2.2 million and $0.4 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, and accounts payable. These items are considered Level 1 due to their short-term nature and their market interest rates and are therefore considered a reasonable estimate of fair value. The Company classifies short-term investments within Level 1 in the fair value hierarchy, because quoted prices for identical assets in active markets are used to determine fair value. At December 31,

2022, the fair value of the 9.25% First Lien Notes was approximately $178.2 million based on quoted market prices in a less active market, a Level 2 measurement. See “Note 5. Debt” of these “Notes to Consolidated Financial Statements” for additional information on the 9.25% First Lien Notes.

Share-based Compensation: TBGs granted under the 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a QLE. Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the effective date set forth in each individual award letter. PBGs granted under the 2016 Amended MIP contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that actually vest will be dependent on the achievement of pre-determined TEV targets specified in the grants.

Both the TBGs and PBGs were classified as liabilities consistent with the classification of the underlying securities prior to the Conversion. Following the Conversion, outstanding TBGs and PBGs were subject to modification accounting and were re-classified as equity awards. Under the provisions of ASC 718 Compensation – Stock Compensation share-based compensation expense is recognized over the requisite service period from the grant date to the fourth-year vest date for TBGs. For PBGs, expense will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the conversion date of the Convertible Notes will be recognized for the service period completed to the seventh anniversary of the Effective Date for PBGs.

Noncontrolling Interest: Noncontrolling interests represent the equity investments of the minority owner in ADVantage, a joint venture with ADES that we consolidate in our financial statements.

Recently Adopted Accounting Standards:

No new accounting standards were adopted during the year ended December 31, 2022.

Recently Issued Accounting Standards:

There have been no new accounting pronouncements not yet effective that have significance with respect to our consolidated financial statements.

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

For rigs owned by a third-party that we manage or support, the contracts generally provide for a fixed fee based on various factors, including the status of the rig or a specific duration. In addition, we may earn a marketing fee based on a percentage of the effective dayrate of a drilling contract secured on behalf of the third party and a variable management fee of the gross margin associated with managing an operating rig. For certain contractual arrangements we are considered the principal or agent in such transactions; therefore, we record the associated revenue at the gross or net amounts billed to the customers, respectively.

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

Charter Lease Revenue. In relation to certain bareboat charter agreements where we lease our owned rigs to third parties, we receive a fixed fee based on days the rig is drilling and in certain bareboat charter agreements we receive a variable fee based on a percentage of gross margin generated on a monthly basis.

Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. We may be considered a principal or an agent in such transactions and therefore, we recognize reimbursable revenues and the corresponding costs either on a gross or net basis, as applicable, as we provide the customer‑requested goods and services.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Year ended December 31, 2022
	Jackups	Deepwater	Managed	Consolidated
(in thousands)
Dayrate revenue	$42,375	$101,351	$13,176	$156,902
Amortized revenue	2,321	5,462	265	8,048
Charter lease revenue	2,707	—	—	2,707
Reimbursable revenue	9,117	15,861	86,081	111,059
Total revenue	$56,520	$122,674	$99,522	$278,716

	Year ended December 31, 2021
	Jackups	Deepwater	Managed	Consolidated
(in thousands)
Dayrate revenue	$90,614	$30,076	$2,351	$123,041
Amortized revenue	10,491	522	—	11,013
Reimbursable revenue	14,110	1,004	9,252	24,366
Total revenue	$115,215	$31,602	$11,603	$158,420

	Year ended December 31, 2020
	Jackups	Deepwater	Managed	Consolidated
(in thousands)
Dayrate revenue	$59,624	$46,455	$798	$106,877
Amortized revenue	1,889	4,045	—	5,934
Charter lease revenue	476	—	—	476
Reimbursable revenue	7,576	5,582	417	13,575
Total revenue	$69,565	$56,082	$1,215	$126,862

Dayrate revenue and amortized revenue for “Jackups” and “Deepwater” are included within “Contract drilling services” in our Consolidated Statement of Operations. Dayrate revenue for “Managed” is included within “Contract drilling services” and “Management fees” within our Consolidated Statement of Operations. All other revenue is included within “Reimbursables and other” in our Consolidated Statement of Operations.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	December 31, 2022	December 31, 2021
(in thousands)
Current contract cost assets	$7,324	$1,405
Noncurrent contract cost assets	—	6,832
Noncurrent contract cost assets - held for sale	—	4,196
Current contract revenue assets	—	1,903
Current contract revenue liabilities	35,085	12,311
Noncurrent contract revenue liabilities	—	1,893

Significant changes in contract cost assets and contract revenue liabilities during the year ended December 31, 2022 are as follows:

	Contract Cost Assets	Contract Revenue Assets	Contract Revenue Liabilities
(in thousands)
Balance as of December 31, 2021	$12,433	$1,903	$14,204
Increase due to contractual additions	7,757	—	112,535
Decrease due to disposal of held for sale balances (2)	(3,895)	—	—
Decrease due to recognition	(8,971)	(1,903)	(91,654)
Balance as of December 31, 2022 (1)	$7,324	$—	$35,085
(1)
We expect to recognize contract revenues of approximately $35.1 million in 2023 related to unsatisfied performance obligations existing as of December 31, 2022, which includes $29.1 million related to customer prefunding of reimbursables.
(2)
“Noncurrent contract cost assets - held for sale” were included in the calculation of the gain recognized on the EDC Sale. See “Note 1. Organization and Recent Events - Share Purchase Agreement to Sell EDC to ADES Arabia Holdings” of these “Notes to the Consolidated Financial Statements” for additional information regarding such sale.

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

The components of lease expense were as follows:

(in thousands)	Classification in the Consolidated Statement of Operations	2022	2021
Operating lease cost(1)	Operating costs	$1,039	$2,405
Operating lease cost(1)	General and administrative	1,136	607
Sublease income	Operating costs	—	(485)
Sublease income	General and administrative	(863)	(247)
Total operating lease cost		$1,312	$2,280

(1)
Short-term lease costs were $0.4 million during each of the years ended December 31, 2022 and 2021. Operating cash flows used for operating leases approximates lease expense.

(in thousands)	Classification in the Consolidated Balance Sheets	December 31, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease ROU assets	$1,648	$2,450
	Operating lease ROU assets - Held for sale	—	197
Total leased assets		$1,648	$2,647
Liabilities:
Current operating	Other current liabilities	$1,520	$1,710
	Other current liabilities - Held for sale	—	103
Noncurrent operating	Other long-term liabilities	222	969
	Other long-term liabilities - Held for sale	—	93
Total lease liabilities		$1,742	$2,875

As of December 31, 2022, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
2023	$1,594
2024	137
2025	102
2026	—
2027	—
Total future lease payments	$1,833
Less imputed interest	(91)
Present value of lease obligations	$1,742

The weighted average discount rate for operating leases was 9.25% as of each of the years ended December 31, 2022 and 2021. The weighted average remaining lease term for operating leases was 1.19 years and 1.56 years as of December 31, 2022 and 2021, respectively.

We entered into a bareboat charter contract in October 2022 to lease the Polaris, one of the Aquadrill rigs, to complete a drilling campaign with one of our customers. The bareboat charter contract is accounted for as a short-term operating lease with charter lease expense included in “Operating costs and expenses” on the Consolidated Statement of Operations.

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

5. Debt

Our debt was composed of the following as of the dates indicated:

	December 31,
	2022	2021
(in thousands)
9.25% First Lien Notes, net of financing costs of $773 and $3,142, respectively	$179,227	$346,858
Less current maturities of long-term debt	—	—
Long-term debt, net	$179,227	$346,858

Aggregate scheduled principal maturities of our debt for the next five years and thereafter are as follows (in thousands):

2023	$180,000
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total debt (1)	180,000
Less:
Current maturities of long-term debt	—
Future amortization of financing costs	(773)
Long-term debt	$179,227
(1)
Excludes financing costs of $0.8 million on the 9.25% First Lien Notes.

9.25% First Lien Notes. On November 30, 2018, the Company issued $350.0 million in aggregate principal amount of 9.25% First Lien Notes in a private placement. The 9.25% First Lien Notes were issued at par and were fully guaranteed on senior secured basis, by the Company’s direct and indirect subsidiaries and are secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes were subject to first payment priority in favor of holders of up to $50.0 million of future super-priority debt and were subject to both mandatory and optional redemption provisions.

The 9.25% First Lien Notes were scheduled to mature on November 15, 2023 and bore interest from the date of their issuance at the rate of 9.25% per year. Interest was computed on the basis of a 360-day year comprised of twelve 30-day months and is payable semi-annually in arrears, commencing on May 15, 2019.

Concurrently with the issuance of the 9.25% First Lien Notes, we entered into a letter of credit agreement with Credit Suisse AG (the “Credit Suisse Letter Agreement”) to replace the letter of credit facility formerly existing under the 2016 Term Loan Facility. The Credit Suisse Letter Agreement provided for up to $50.0 million in letters of credit, with all outstanding letters of credit being cash collateralized. The Credit Suisse Letter Agreement expired in November 2022. We subsequently transitioned our letter of credit needs to JPMorgan Chase Bank N.A., which provides us with individual letters of credit on demand and not part of any formal letter of credit facility. These letters of credit support our bank guarantee and similar needs. As of December 31, 2022, we had letters of credit outstanding in the amount of $21.5 million, $13.6 million of which relate to bank guarantees supporting obligations under drilling contracts we no longer are a party to as they were included in the EDC Sale.

On November 22, 2022, the Company issued a notice of partial redemption (the “Notice of Partial Redemption”) of the 9.25% First Lien Notes. Pursuant to the Notice of Partial Redemption, the Company gave the existing recordholders of the 9.25% First Lien Notes notice that it intended to redeem $170.0 million of the outstanding 9.25% First Lien Notes on December 22, 2022 (the “Redemption Date”), at a redemption price equal to 100.0% of the aggregate principal amount of the 9.25% First Lien Notes to be redeemed, plus accrued and unpaid interest and additional amounts, if any, but not including, the date fixed for the redemption of the 9.25% First Lien Notes. On the Redemption Date, the Company made a payment of approximately $171.6 million, an amount which included principal and interest.

On February 3, 2023, the Company issued a notice of full conditional redemption (the “Notice of Full Conditional Redemption”) pursuant to the First Lien Indenture. Pursuant to the Notice of Full Conditional Redemption, the Company gave existing recordholders of the 9.25% First Lien Notes notice that, upon the satisfaction of the Condition Precedent (as defined below), it intended to redeem all $180.0 million of its outstanding 9.25% First Lien Notes at a redemption price equal to 100.0% of the aggregate principal amount of the 9.25% First Lien Notes to be redeemed, plus accrued and unpaid interest and Additional Amounts (as defined in the First Lien Indenture), if any, to, but not including, the date of redemption. The redemption of the 9.25% First Lien Notes was conditioned upon the receipt by the Company of proceeds from a completed debt financing in an amount sufficient, in the Company’s opinion, to fund the Redemption

Price on the date of redemption pursuant to the terms of the Indenture (the “Condition Precedent”). The 9.25% First Lien Notes were redeemed in full on March 6, 2023, using proceeds derived from the issuance of the 9.50% First Lien Notes (as discussed below). Due the Company’s intent and ability to replace the 9.25% First Lien Notes with the 9.50% First Lien Notes, which mature in 2028, the 9.25% First Lien Notes have been presented as long-term on the Consolidated Balance Sheets as of December 31, 2022.

9.50% First Lien Notes. On February 14, 2023, the Company priced an offering of $200.0 million in aggregate principal amount of 9.50% First Lien Notes and entered into a purchase agreement with several investors pursuant to which the Company agreed to sell the 9.50% First Lien Notes (the “9.50% First Lien Notes Offering”) to the purchasers in reliance on an exemption from registration provided by Section 4(a)(2), Rule 144A and/or Regulation S of the Securities Act. On March 1, 2023, the Company closed on the sale of the 9.50% First Lien Notes. The proceeds derived from the 9.50% First Lien Notes Offering were used (i) to redeem all outstanding 9.25% First Lien Notes (as discussed above), (ii) to pay fees and expenses related to the 9.50% First Lien Notes Offering and (iii) for general corporate purposes.

The 9.50% First Lien Notes will mature on February 15, 2028. The Company will pay interest on the 9.50% First Lien Notes on February 15 and August 15 of each year, commencing on August 15, 2023. Interest on the 9.50% First Lien Notes will accrue from March 1, 2023, at a rate of 9.500% per annum, and be payable in cash. The 9.50% First Lien Notes will be guaranteed on a joint and several basis by the Company’s current and future direct and indirect subsidiaries, subject to certain exceptions (including Vantage Financial Management Co.), and will be secured by a first priority lien on substantially all of the assets of the Company and such subsidiaries, in each case subject to certain exceptions. In connection with the issuance of the 9.50% First Lien Notes, we are permitted to have up to $25.0 million in letters of credit outstanding to support our operations.

The 9.50% First Lien Notes are subject to redemption at the option of the Company, including upon certain change of control events occurring on or after February 15, 2025, and in certain cases upon the occurrence of certain events, as further described in the 9.50% First Lien Indenture. The 9.50% First Lien Indenture contains customary covenants that will limit the Company’s and, in certain instances, the ability of the Company’s subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of debt, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the 9.50% First Lien Indenture.

Events of default under the 9.50% First Lien Indenture include, among other events, the following with respect to the 9.50% First Lien Notes: default for 30 days in the payment when due of interest on the 9.50% First Lien Notes; default in payment when due of the principal of, or premium, if any, on the 9.50% First Lien Notes; failure to comply with certain covenants in the 9.50% First Lien Indenture for 30 days (or 60 days in respect of the reporting covenant contained therein) after the receipt of notice from the trustee or holders of 25.0% in aggregate principal amount of the 9.50% First Lien Notes; acceleration or payment default of debt of the Company or a restricted subsidiary in excess of $30.0 million (subject to a cure right within 60 days); certain judgments in excess of $50.0 million subject to certain exceptions; and certain events of bankruptcy or insolvency. In the case of an event of default arising from certain events of bankruptcy or insolvency, all 9.50% First Lien Notes then outstanding will become due and payable immediately without further action or notice. If any other event of default occurs with respect to the 9.50% First Lien Notes, the trustee or holders of 25.0% in aggregate principal amount of the 9.50% First Lien Notes may declare all the 9.50% First Lien Notes to be due and payable immediately.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of LSTC in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. As of December 31, 2022, 13,115,026 Ordinary Shares were issued and outstanding.

Share-based Compensation

On August 9, 2016, the Company adopted the Amended 2016 MIP to align the interests of participants with those of the shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards. As of December 31, 2022, there were 356,488 shares available for future grant under the Amended 2016 MIP.

Pursuant to the Amended 2016 MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI shareholders provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable MIP award. On November 18, 2019, the Company announced that its Board of Directors had declared a special cash distribution in the aggregate amount of $525.0 million, or $40.03 per share, which was paid on December 17, 2019, to shareholders of record as of the close of business on December 10, 2019 (the “Special Cash Distribution”). As a result of the Special Cash Distribution, $5.3 million has been recorded in “Other current liabilities” and $3.5 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at December 31, 2022 to be paid on settlement of TBGs.

For the years ended December 31, 2022, 2021 and 2020, we recognized share-based compensation related to the TBGs of approximately $0.1 million, $0.4 million and $1.6 million, respectively. The remaining unrecognized share-based compensation expense related to TBGs, which was immaterial as of December 31, 2022, is expected to be recognized over the remaining weighted average vesting period of approximately 0.18 years. The total award date value of time vested restricted shares that vested during the year ended December 31, 2022 was approximately $0.1 million.

Share-based compensation expense for PBGs will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the conversion date will be recognized for the service period completed. As of December 31, 2022, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs, which have a remaining weighted average vesting period of approximately 0.11 years.

A summary of the status of non-vested restricted units at December 31, 2022 and changes during the year ended December 31, 2022 is as follows:

	Time Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price	Performance Vested Restricted Units Outstanding	Weighted Average Award Date Unit Price
Nonvested restricted units at December 31, 2020	20,707	$66.26	434,437	$66.26
Awarded	—	—	—	—
Vested	(18,224)	66.26	—	—
Forfeited	—	—	(48,249)	66.26
Nonvested restricted units at December 31, 2021	2,483	$66.26	386,188	$66.26
Awarded	—	—	—	—
Vested	(1,564)	66.26	—	—
Forfeited	—	—	—	—
Nonvested restricted units at December 31, 2022	919	$66.26	386,188	$66.26

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI's change in tax status has not had a material impact on our consolidated financial statements as of December 31, 2022.

The income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current	$3,605	$4,772	$4,676
Deferred	708	369	221
Total	$4,313	$5,141	$4,897

A reconciliation of statutory and effective income tax rates is shown below:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	0.0%	0.0%	0.0%
Effect of:
Taxes on foreign earnings	806.1%	(7.8)%	(2.5)%
Uncertain tax positions	(154.4)%	1.2%	0.3%
Other	(195.2)%	1.7%	0.4%
Total	456.5%	(4.9)%	(1.8)%

The components of the net deferred tax assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
(in thousands)
Deferred tax assets:
Share-based compensation	$1,168	$1,168
Accrued bonuses/compensation	199	146
Special compensation	—	203
Start-up costs	—	11
Loss carry-forwards	2,469	1,595
Property and equipment	191	—
Deferred revenue	249	88
Total deferred tax assets	4,276	3,211
Valuation allowance	(2,362)	(1,590)
Net deferred tax assets	1,914	1,621
Deferred tax liabilities:
Property and equipment	—	(1,007)
Deferred cost	—	(4)
Other deferred tax liability	(747)	(24)
Total deferred tax liabilities	(747)	(1,035)
Net deferred tax asset (1)	$1,167	$586
(1)
Includes $1.2 million deferred income taxes within "Liabilities held for sale" on our Consolidated Balance Sheets as of December 31, 2021.

At December 31, 2022, we had foreign tax loss carry forwards of approximately $8.8 million, which will expire beginning in 2023. The increase in foreign tax loss carry forwards is primarily due to additional losses incurred during the Current Year. The increase in the valuation allowance primarily results from the additional loss carryforwards.

We include as a component of our income tax provision potential interest and penalties related to recognized tax contingencies within our global operations. Net interest and penalties benefit of approximately $(0.2) million is included in 2022 income tax expense and total interest and penalties of approximately $0.3 million are accrued as of December 31, 2022.

A reconciliation of our unrecognized tax benefits amount, excluding interest and penalties that we recognize as a component of income tax expense, is as follows (in thousands):

Gross balance at January 1, 2022	$1,787
Additions based on tax positions related to the prior years	91
Expiration of statues	(1,365)
Gross balance at December 31, 2022	513
Related tax benefits	—
Net uncertain tax positions at December 31, 2022	$513

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

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding (the "Improbity Action"), initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, between Petrobras Venezuela Investments & Services, BV and Vantage Deepwater Company (and subsequently novated to Petrobras America, Inc. and Vantage Deepwater Drilling, Inc.), with the Brazilian government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefitted from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent, our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin -Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States and on April 12, 2019, we subsequently filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”). On August 20, 2020, the Brazilian Federal Court dismissed our preliminary statement of defense. On October 5, 2020, we subsequently filed a motion to clarify with the Brazilian Federal Court requesting the reconsideration of certain aspects of the decision dismissing our preliminary statement of defense. Our motion to clarify was denied on December 14, 2020, and on February 10, 2021 we filed an interlocutory appeal with the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil (the “Brazilian Appellate Court”), the appellate court hearing appeals in the “Car Wash” cases, seeking to reverse the Brazilian Federal Court’s denial of our preliminary defense. On April 15, 2021, the Brazilian authorities served us indirectly through the U.S. Department of Justice agreeing to formally send us documents related to the Improbity Action. On May 13, 2021, the Brazilian Appellate Court’s reporting judge for our matter granted our request for preliminary relief and ordered an immediate stay of the Improbity Action (as it applies to the Company). A proceeding with regard to the interlocutory appeal commenced on August 30, 2022 (the “August 2022 Proceeding”), and on December 6, 2022, the Brazilian Appellate Court ruled in our favor, revoking the asset freeze order, which had already been stayed pending a decision from the court, and immediately dismissed the Improbity Action as to the Company (the “Improbity Decision”). The Improbity Decision is still subject to clarification and appeal by the Brazilian government and Petrobras, and on January 30, 2023 and February 1, 2023, Petrobras and the Brazilian federal government filed respective motions to clarify the Improbity Decision. The Company will be notified by the Brazilian Appellate Court of the deadline to respond to the motions.

The Company understands that the Improbity Action is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations in Brazil. Separately, Federal Law no. 14,230/2021 (the “New Administrative Improbity Law”) was enacted on October 26, 2021, substantially, amending the existing Brazilian improbity legal framework. While the Company believes that the developments arising from the enactment of the New Administrative Improbity Law render the case against it moot, the Company cannot predict the ultimate outcome of the August 2022 Proceeding and the Company will be obligated to file a statement of defense in the matter if the Improbity Decision is later reversed.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $20.1 million, changes in the USD amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $80.1 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil and does not currently intend to relocate any assets to Brazil. On February 13, 2019, we learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of approximately $80.1 million.

On April 12, 2019, the Company filed an interlocutory appeal with the Brazilian Appellate Court to stay the seizure and freezing order of the Brazilian Federal Court.

On May 20, 2019, the Company announced that the Brazilian Appellate Court's reporting judge ruled in favor of the Company’s appeal to stay the seizure and freezing order of the Brazilian Federal Court. As noted above, the Brazilian Appellate Court ruled in favor of the Company in the Improbity Decision, which, among other things, revoked the asset freeze order. The Improbity Decision is still subject to clarification and appeal by the Brazilian government and Petrobras, and on January 30, 2023 and February 1, 2023, Petrobras and the Brazilian federal government filed respective motions to clarify the Improbity Decision. The Company will be notified by the Brazilian Appellate Court of the deadline to respond to the motions.

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

The Company has defended, and intends to continue to vigorously defend against the allegations made in the Improbity Action and oppose and defend against any attempts to seize the Company's assets. However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us. We are not able to determine the likelihood of loss, if any, arising from this matter as of the date of this Annual Report.

2022 Cyber Matters

In 2022, we experienced additional e-mail related cybersecurity intrusions (the “2022 Cyber Matters”). We became aware of the 2022 Cyber Matters in the fourth quarter of 2022 that resulted in (i) two unauthorized transfers of cash from a company bank account to an outside bank account, (ii) one attempted transfer that was stopped and reversed by a financial institution and (iii) one attempted transfer that was stopped by the Company’s internal controls. We have since taken, and continue to take, measures designed to detect, remediate and prevent similar cybersecurity intrusions and threats from recurring. Because the 2022 Cyber Matters are still under investigation, we can neither predict the ultimate outcome of this matter nor whether there will be further developments in the 2022 Cyber Matters investigation that could adversely affect us. Our investigation to date as not revealed any information that suggests the 2022 Cyber Matters will result in a material loss to the Company. However, we are not able to determine the likelihood of loss, if any, arising from this matter as of the date of this Annual Report. Furthermore, we cannot provide assurance that we will not in the future experience any other actual or attempted breaches of our cybersecurity, or that our security efforts and remedial measures will prevent future security threats from materializing, if at all.

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

At December 31, 2022, we had purchase commitments of $19.9 million. Our purchase commitments consist of obligations outstanding to external vendors primarily related to capital upgrades, materials, spare parts, consumables and related supplies for our drilling rigs.

We are from time to time threatened with or made party to various tax and regulatory matters, as well as litigation, lawsuits and claims, both asserted and unasserted, in the ordinary course of our business. While we cannot predict with certainty the ultimate outcome or effect, if any, of the matters described above, we do not anticipate that the associated liability resulting from such matters will have a material adverse effect on our consolidated statement of operations, results of operations and cash flows. Nevertheless, we can provide no assurance that our beliefs or expectations as to the outcome or effect of any tax or regulatory matter, lawsuit, litigation or claim will prove correct. Moreover, the circumstances underlying such matters may vary and the eventual outcome and actual results of these matters could vary materially and significantly from management’s current expectations and estimates.
9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
(in thousands)
Sales tax receivable	$5,407	$8,445
Down payments to vendors	6,269	972
Prepaid fuel	3,200	2,350
Income tax receivable	1,373	1,423
Current deferred contract costs	7,324	1,405
Current contract asset	—	1,903
Other	2,048	1,811
	$25,621	$18,309

Assets Held for Sale

Assets held for sale consisted of the following:

	December 31,
	2022	2021
(in thousands)
Trade receivables, net	$—	$7,306
Materials and supplies	—	13,510
Prepaid expenses and other current assets	—	3,768
Property & equipment, net	—	87,441
Noncurrent deferred contract costs	—	4,196
Operating lease ROU assets	—	197
Other noncurrent assets	—	699
	$—	$117,117

Property and Equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
(in thousands)
Drilling equipment	$624,739	$626,546
Assets under construction	4,075	148
Office and technology equipment	18,405	18,405
Leasehold improvements	690	523
	647,909	645,622
Accumulated depreciation	(309,453)	(266,018)
Property and equipment, net	$338,456	$379,604

Other Assets

Other assets consisted of the following:

	December 31,
	2022	2021
(in thousands)
Noncurrent restricted cash	$2,781	$15,644
Deferred certification costs	3,308	5,199
Noncurrent deferred contract costs	—	6,832
Deferred income taxes	1,897	1,776
Noncurrent sales tax receivable	4,766	—
Noncurrent security deposits	5,582	2,392
	$18,334	$31,843

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2022	2021
(in thousands)
Interest	$2,126	$4,136
Compensation (1)	8,786	7,040
2016 MIP - Dividend equivalent (2)	5,278	—
Income taxes payable	2,662	5,589
Current deferred revenue	35,085	12,311
Current portion of operating lease liabilities	1,520	1,710
Current customer prefunding	10,049	—
Other	673	747
	$66,179	$31,533
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

Liabilities Held for Sale

Liabilities held for sale consisted of the following:

	December 31,
	2022	2021
(in thousands)
Accounts payable	—	4,140
Compensation	—	464
Income taxes payable	—	716
Current portion of operating lease liabilities	—	103
Deferred income taxes	—	1,190
Noncurrent operating lease liabilities	—	93
Other	—	14
	$—	$6,720

Other Long-term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2022	2021
(in thousands)
Deferred income taxes	$730	$—
2016 MIP - Dividend equivalents (1)	3,520	8,735
Noncurrent deferred revenue	—	1,893
Noncurrent operating lease liabilities	222	969
Noncurrent customer prefunding	3,950	—
Indirect tax contingencies	4,339	4,925
Other noncurrent liabilities	120	490
	$12,881	$17,012
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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	December 31,
	2022	2021
(in thousands)
Cash and cash equivalents	$74,026	$73,343
Restricted cash	16,450	1,621
Restricted cash included within Other assets	2,781	15,644
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$93,257	$90,608

Restricted cash represents cash held by banks as collateralizing letters of credit.

Related Party Transactions

The Company does not currently have any reportable transactions with entities that meet the definition of related parties as specifically defined by ASC 850 Related Party Disclosures. The Company does, however, engage in recurring transactions and enter into agreements in the ordinary course of business with ADES and Aquadrill, as described below. See also “Note 1. Organization and Recent Events” and “Note 2. Basis of Presentation and Significant Accounting Policies” of these “Notes to Financial Statements” for further information regarding these arrangements.

ADES

In conjunction with the establishment of ADVantage, the Company entered into a series of agreements with ADES, including a (i) secondment agreement; (ii) a manpower agreement; and (iii) a supply services agreement. Pursuant to these agreements, the Company, largely through its seconded employees, will provide various services to ADES and ADES will in turn provide various services to ADVantage.

On December 6, 2021, we entered into the EDC Purchase Agreement with ADES Arabia to sell all of the issued and outstanding equity of EDC, which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller. The transactions contemplated by the EDC Purchase Agreement closed on the EDC Closing Date. Simultaneously with the EDC Sale, certain subsidiaries of the Company and ADES entered into the EDC Support Services Agreements, pursuant to which a subsidiary of the Company agreed to provide, in exchange for customary fees and reimbursements, support services to EDC with respect to the Emerald Driller, Sapphire Driller and Aquamarine Driller for a three-year term. Fees earned in connection with these agreements are included in “Management fees” and “Reimbursable and other” in our Consolidated Statement of Operations within the Managed Services segment as reported in “Note 10. Business Segment and Significant Customer Information” of these “Notes to Consolidated Financial Statements”. For additional information regarding the EDC Purchase Agreement and the transactions contemplated thereby, please see “Share Purchase Agreement to Sell EDC to ADES Arabia Holding” under “Note 1. Organization and Recent Events” of these “Notes to Consolidated Financial Statements”.

On September 22, 2022, three wholly owned subsidiaries of VHI entered into several related agreements with Advanced Energy Services, S.A.E., a subsidiary of ADES (“ADES SAE” and together with ADES Arabia, the “ADES Group”), including a (i) secondment agreement, (ii) services agreement and (iii) bareboat charter agreement, in each case to support a drilling campaign that will utilize the Topaz Driller jackup (collectively, the “ADES Ancillary Agreements”). These contracts generally provide for: (a) reimbursement of loaned employee personnel costs plus a service fee; (b) a fixed fee based on days the rig is drilling; (c) a variable fee based on a percentage of gross margin generated on a monthly basis; and (d) reimbursement for purchases of supplies, equipment and personnel services, and other services provided at the request of ADES SAE. Fees earned in connection with these agreements are included in “Reimbursable and other” in our Consolidated Statement of Operations within the Drilling Services segment as reported in “Note 10. Business Segment and Significant Customer Information” of these “Notes to Consolidated Financial Statements”.

For the year ended December 31, 2022, we recognized revenue of $8.1 million from the ADES Group in connection with the ADES Ancillary Agreements.

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

The Company and ADES also entered into an agreement on December 20, 2021 to pursue a global strategic alliance (the “Global Strategic Alliance”) in order to leverage both the EDC Support Services Agreements and ADVantage, the parties’ existing joint venture in Egypt . Pursuant to the Global Strategic Alliance, the parties agreed to collaborate on exploring future commercial and operational opportunities.

Aquadrill

VHI previously entered into certain Framework Agreements and related Management and Marketing Agreements, as amended, on March 16, 2021 with Aquadrill, pursuant to which certain subsidiaries of VHI agreed to provide operating, management and marketing services to Aquadrill and its subsidiaries (the “Aquadrill Entities”). Fees earned in connection with these agreements are included in “Management fees” and “Reimbursable and other” in our Consolidated Statement of Operations within the Managed Services segment as reported in “Note 10. Business Segment and Significant Customer Information.” of these “Notes to Consolidated Financial Statements”. For the years ended December 31, 2022 and 2021, we recognized revenue of $84.9 million and $11.2 million, respectively. Two of our shareholders that own a significant portion of our Ordinary Shares also owns an interest in Aquadrill.

10. Business Segment Information

Our operations are dependent on the global oil and gas industry and our rigs are relocated based on demand for our services and customer requirements. Our customers consist primarily of large international oil and gas companies, national or government-controlled oil and gas companies, and other global exploration and production companies. As the result of an increase in activity related to operating, management and marketing services for rigs owned by third parties, the Company has two reportable segments: (1) “Drilling Services,” which includes activities related to owned jackup rigs and drillships; and (2) “Managed Services,” which consists of activities related to rigs owned by third parties that we manage, support or operate through bareboat charters. The chief operating decision maker evaluates the performance of our reportable segments using adjusted operating income (loss), which is a segment performance measure, because this financial measure reflects our ongoing profitability and performance. Adjusted operating income (loss) is defined as segment income (loss) from operations plus depreciation. General and administrative expenses, other (expense) income, and income taxes are not allocated to the operating segments for purposes of measuring segment income (loss) from operations and are included in “Unallocated” in the table below. There are no intersegment revenues. Our segment results for the periods indicated were as follows:

	Year ended December 31, 2022
	Drilling Services	Managed Services	Unallocated	Consolidated
(in thousands)
Revenue
Contract drilling services	$151,509	$2,607	$—	$154,116
Management fees	—	10,834	—	10,834
Reimbursables and other	27,685	86,081	—	113,766
Total revenue	179,194	99,522	—	278,716
Operating costs and expenses
Operating costs	142,935	91,896	1	234,832
General and administrative	—	—	23,009	23,009
Depreciation	42,813	—	1,615	44,428
Gain on EDC Sale	—	—	(61,409)	(61,409)
Total operating costs and expenses	185,748	91,896	(36,784)	240,860
(Loss) income from operations	(6,554)	7,626	36,784	37,856
Other (expense) income
Interest income	—	—	1,108	1,108
Interest expense and financing charges	—	—	(34,351)	(34,351)
Other, net	—	—	(3,668)	(3,668)
Total other expense	—	—	(36,911)	(36,911)
(Loss) income before income taxes	$(6,554)	$7,626	$(127)	$945

Reconciliation of (loss) income from operations to segment adjusted operating income:	Drilling Services	Managed Services
(Loss) income from operations	$(6,554)	$7,626
Depreciation	42,813	—
Segment adjusted operating income	$36,259	$7,626

	Year ended December 31, 2021
(in thousands)	Drilling Services	Managed Services	Unallocated	Consolidated
Revenue
Contract drilling services	$131,703	$—	$—	$131,703
Management fees	—	2,351	—	2,351
Reimbursables and other	15,114	9,252	—	24,366
Total revenue	146,817	11,603	—	158,420
Operating costs and expenses
Operating costs	140,138	10,530	—	150,668
General and administrative	—	—	20,539	20,539
Depreciation	54,565	—	1,677	56,242
Gain on EDC Sale	—	—	—	—
Total operating costs and expenses	194,703	10,530	22,216	227,449
(Loss) income from operations	(47,886)	1,073	(22,216)	(69,029)
Other (expense) income
Interest income	—	—	124	124
Interest expense and financing charges	—	—	(34,034)	(34,034)
Other, net	—	—	(2,171)	(2,171)
Total other expense	—	—	(36,081)	(36,081)
(Loss) income before income taxes	$(47,886)	$1,073	$(58,297)	$(105,110)

Reconciliation of (loss) income from operations to segment adjusted operating income:	Drilling Services	Managed Services
(Loss) income from operations	$(47,886)	$1,073
Depreciation	54,565	—
Segment adjusted operating income	$6,679	$1,073

	Year ended December 31, 2020
	Drilling Services	Managed Services	Unallocated	Consolidated
(in thousands)
Revenue
Contract drilling services	$112,013	$—	$—	$112,013
Management fees	—	798	—	798
Reimbursables and other	13,634	417	—	14,051
Total revenue	125,647	1,215	—	126,862
Operating costs and expenses
Operating costs	148,444	640	—	149,084
General and administrative	—	—	21,022	21,022
Depreciation	66,427	—	2,789	69,216
Loss on impairment	128,876	—	—	128,876
Total operating costs and expenses	343,747	640	23,811	368,198
(Loss) income from operations	(218,100)	575	(23,811)	(241,336)
Other (expense) income
Interest income	—	—	871	871
Interest expense and financing charges	—	—	(34,041)	(34,041)
Other, net	—	—	2,646	2,646
Total other expense	—	—	(30,524)	(30,524)
(Loss) income before income taxes	$(218,100)	$575	$(54,335)	$(271,860)

Reconciliation of (loss) income from operations to segment operating income (loss):	Drilling Services	Managed Services
(Loss) income from operations	$(218,100)	$575
Depreciation	66,427	—
Loss on impairment	128,876	—
Segment adjusted operating income (loss)	$(22,797)	$575

Our revenues by country and segment were as follows:

		For the Years Ended December 31,
Country	Segment	2022	2021	2020
(in thousands)
UAE	Managed Services	$81,715	$11,256	$—
Montenegro	Drilling Services	3,272	43,402	—
Qatar	Drilling Services and Managed Services	14,319	30,250	21,679
India	Drilling Services and Managed Services	54,786	29,492	31,836
Egypt	Drilling Services	27,926	1,860	6,640
Cyprus	Drilling Services	42,573	250	224
Indonesia	Drilling Services and Managed Services	32,643	15,919	19,832
Lebanon	Drilling Services	—	—	17,376
Congo	Drilling Services	—	3	13,299
Other countries	Drilling Services and Managed Services	21,482	25,988	15,976
Total revenues		$278,716	$158,420	$126,862

For the years ended December 31, 2022, 2021 and 2020, a substantial amount of our revenue was derived from non-U.S. countries. Revenue with customers that contributed 10% or more of revenue for the periods indicated were as follows:

		Year Ended December 31,
	Segment	2022	2021	2020
Customer 1	Managed Services	31%	7%	0%
Customer 2	Drilling Services and Managed Services	20%	19%	25%
Customer 3	Drilling Services	10%	1%	5%
Customer 4	Drilling Services	15%	27%	10%
Customer 5	Drilling Services	5%	13%	0%
Customer 6	Drilling Services	1%	6%	31%
Customer 7	Drilling Services	6%	0%	12%

Information related to the Company’s “Total Assets” as reported on the Consolidated Balance Sheets is not available by reportable segment; however, a substantial portion of our assets are mobile drilling units included in the Drilling Services segment. Asset locations at the end of the reporting period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during such periods. Our property and equipment, net by country was as follows:

	December 31, 2022	December 31, 2021
(in thousands)
International Waters (2)	$158,785	$—
India	81,309	96,583
Indonesia	58,663	63,581
Egypt	—	173,187
Other countries (1)	39,699	46,253
Total property and equipment	$338,456	$379,604
(1)
“Other countries” represent countries in which we operate that individually had property equipment, net representing less than 10% of total property and equipment, net.
(2)
Rig was mobilizing to a new contract location and not located within the territorial waters of any jurisdiction.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon this evaluation, and due to the material weakness in the Company’s internal controls over financial reporting (as described below in Management’s Report on Internal Control over Financial Reporting), the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were not effective.

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

Management carried out an evaluation based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of the end of the period covered by this Annual Report. Based on that evaluation, such officers have concluded that the design and operation of these internal control over financial reporting were not effective as of December 31, 2022 as described below.

During the quarter ended December 31, 2022, management identified a material weakness in internal control over financial reporting related to the prevention of unauthorized cash disbursements. Specifically, internal controls governing the process for updating vendor information were not adequate to safeguard the Company’s cash assets from unauthorized transfers resulting from the lack of a policy requiring multiple confirmations with respect to changes to vendor information. This material weakness in the Company’s controls resulted in the inability to prevent the two unauthorized transfers of cash. During the year ended December 31, 2022, management began the process of designing and implementing effective measures to remediate the material weakness by redesigning the respective control framework, including implementation of enhanced control procedures and completing trainings. The Company will continue to monitor the new control; however, there can be no assurance that additional material weaknesses will not arise in the future and any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations in the future.

Changes in Internal Control over Financial Reporting

Except for the foregoing, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2022.

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

Item 11. Executive Compensation.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2022.

Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2022.

Item 14. Principal Accounting Fees and Services.

Consistent with previous years and in accordance with the requirements of the SEC, the information required by this item will be filed with the SEC on Form 10-K/A within 120 days of December 31, 2022.

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

2.2**

Share Purchase Agreement, dated December 6, 2021, by and between Vantage Holdings International and ADES Arabia Holding (Incorporated by reference to Exhibit 2.2 of the Company's Form 10-K filed with the SEC on March 30, 2022)

3.1

Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company effective as of March 4, 2019 (Incorporated by reference by Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on March 8, 2019)

4.1

First Lien Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated as of November 30, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on December 4, 2018)

4.2

Third Lien Indenture by and between Offshore Group Investment Limited, the guarantors from time to time party thereto (including certain of the Assignors, as defined therein) and U.S. Bank National Association, as trustee and noteholder collateral agent, dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.3 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

4.3

Supplemental Indenture, dated as of June 8, 2016, among Vantage Drilling International (f/k/a Offshore Group Investment Limited), the guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent, to the Third Lien Indenture dated as of February 10, 2016 (Incorporated by reference to Exhibit 4.4 of the Company’s Form S-1 filed with the SEC on June 16, 2016)

4.4

First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019 (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-K filed with the SEC on March 10, 2020)

4.5

Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019 (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-K filed with the SEC on March 10, 2020)

4.6

Indenture by and between Vantage Drilling International, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and first lien collateral agent, dated as of March 1, 2023 (Incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on March 7, 2023)

10.1

Shareholders Agreement by and among Offshore Group Investment Limited and the Shareholders (as defined therein) dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.2

Registration Rights Agreement by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto dated as of February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)

10.3

Amendment No. 1 to the Registration Rights Agreement dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders (as defined therein) party thereto (Incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the SEC on May 13, 2016)

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

VANTAGE DRILLING INTERNATIONAL

By:	/s/ DOUGLAS E. STEWART
Name:	Douglas E. Stewart
Title:	Chief Financial Officer, General Counsel and Corporate Secretary
Date:	March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ihab Toma	Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Ihab Toma

/s/ Douglas E. Stewart	Chief Financial Officer, General Counsel and Corporate Secretary (Principal Financial Officer)	March 30, 2023
Douglas E. Stewart

/s/ Linda J. Ibrahim	Chief Accounting Officer and Vice President of Tax (Principal Accounting Officer)	March 30, 2023
Linda J. Ibrahim

/s/ Thomas R. Bates, Jr.	Chairman and Director	March 30, 2023
Thomas R. Bates, Jr.

/s/ Nils E. Larsen	Director	March 30, 2023
Nils E. Larsen

/s/ L. Spencer Wells	Director	March 30, 2023
L. Spencer Wells

/s/ Paul A. Gordon	Director	March 30, 2023
Paul A. Gordon