Form 10-K/A
period 2022-12-31
VANTAGE DRILLING INTERNATIONAL
filed 2023-04-28
CIK 1465872

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

The aggregate market value of the Ordinary Shares held by non-affiliates on June 30, 2022, was approximately $52,713,000. The number of the registrant’s ordinary shares outstanding as of April 20, 2023 is 13,229,280 shares.

EXPLANATORY NOTE

Vantage Drilling International is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Report”) to revise Part III of the Report to include the information previously omitted from the Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment (the “Amendment”) also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment.

This Amendment No. 1 to the Report continues to speak as of the date of filing of the Report, and except as expressly described above or set forth herein we have not updated the disclosures contained in this Amendment to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. Accordingly, this Amendment should be read in conjunction with the Report and other filings with the U.S. Securities and Exchange Commission (the “SEC”).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The names of our directors and executive officers, their ages as of April 15, 2023 and certain other information about them are set forth below:

Name	Age	Position
Thomas R. Bates, Jr. (1)	73	Chairman of the Board of Directors
Nils E. Larsen (1)(2)	52	Director
L. Spencer Wells (1)(2)	52	Director
Paul A. Gordon (2)	52	Director
Ihab Toma	60	Chief Executive Officer and Director
Douglas E. Stewart	46	Chief Financial Officer, General Counsel, Chief Compliance Officer and Secretary
William L. Thomson	52	Chief Commercial Officer/Chief Technical Officer
Linda J. Ibrahim	52	Chief Accounting Officer and Vice President of Tax
Derek Massie	62	Vice President of Human Resources
(1)
Member of our Audit Committee
(2)
Member of our Compensation Committee

Board of Directors

Thomas R. Bates, Jr. has served as our Chairman of the Board of Directors of the Company (the “Board of Directors” or the “Board”) since February 10, 2016. Qualifications and Experience: Mr. Bates has over 45 years of operational experience in the oil and gas industry, having held executive leadership positions at several major energy companies. He is currently an adjunct professor and member of the advisory board for the Energy MBA Program at the Neeley School of Business at Texas Christian University in Fort Worth. Mr. Bates joined Lime Rock Management LP, an energy focused private equity firm, as managing director in 2001 and became a senior advisor of the firm in 2010 before retiring in 2013. Mr. Bates previously served as group president at Baker Hughes from 1998 through 2000, chief executive officer at Weatherford-Enterra from 1997 to 1998, and spent 15 years in management positions at Schlumberger, finishing as president of the Anadrill division where he was responsible for the introduction of new drilling products and technologies. Mr. Bates began his career at Shell Oil Company. Through his experience in both energy and oilfield service companies, Mr. Bates provides significant insight into management and corporate strategy, including audit committee matters, that we believe are essential for growing the Company. His experience in private equity provides valuable entrepreneurial insight. Additionally, Mr. Bates has significant experience sitting on compensation and audit committees providing us with insight into corporate governance and other matters. Education: Mr. Bates has a doctorate in mechanical engineering from the University of Michigan. Mr. Bates serves on the Audit Committee.

Directorships for the past five years: SSR Mining, Inc. (Director and Compensation Committee Chairman 2020 to present), TETRA Technologies (2011 to present), Alacer Gold Corporation (2014 to 2020), Independence Contract Drilling (Chairman 2011 to 2020), Tidewater, Inc. (Chairman 2017 to 2019) and Weatherford International PLC (2019 to 2020).

Nils E. Larsen has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Larsen is the Founder and, since 2013, President of SZR Consulting, LLC. SZR Consulting, LLC provides financial and operational advisory and consulting services to companies and investors in a variety of industries including oil and gas, media, sports and industrial services. In addition, from 2013 through 2022, Mr. Larsen acted as an Operating Advisor and Consultant to The Carlyle Group. In this role, his focus was principally in the media industry. Prior to forming SZR Consulting, LLC, Mr. Larsen served in a variety of senior executive positions with Tribune Company from 2008 to 2013, including as the President and Chief Executive Officer of Tribune Broadcasting and as the Co-President of Tribune Company. Before joining Tribune Company, Mr. Larsen was employed by Equity Group Investments, LLC from 1995 to 2008 (serving as a Managing Director from 2001 to 2008), focusing on investments in the media, transportation, energy, industrial manufacturing, retail grocery and member loyalty and rewards sectors. Mr. Larsen resumed a limited role with Equity Group Investments, LLC in 2013 although that relationship is currently no longer substantive. Mr. Larsen started his career at CS First Boston where he focused on the capital requirements and derivative products needs of U.S. financial institutions and non-U.S. based entities. Mr. Larsen has significant governance experience in entities across their lifecycles providing this essential insight to the Company. Education: Mr. Larsen received his A.B. summa cum laude from Bowdoin College. Mr. Larsen serves on the Compensation Committee and as chairman of the Audit Committee.

Directorships for the past five years: Extreme Reach (2015 to October 2022; Compensation Committee 2018 to October 2022), Liberty Tire Recycling Holdings (Chairman 2015 to May 2021; Compensation Committee 2018 to May 2021), LiveStyle, Inc. (2016 to present), McDermott International Inc. (Lead Director 2020 to June 2021; Chairman June 2021 to present; Chairman of the Compensation Committee 2020 to present; Nominating and Governance Committee 2020 to present), Treehouse REIT (January 2021 to present; Chairman of the Audit Committee January 2021 to present), Noble Trading Resources Holdings Limited (April 2022 to present; Business Risk Oversight Committee April 2022 to present; ESG Committee March 2023 to present), Blackhawk Mining LLC (2018 to October 2019), Esterline Technologies Corporation (2016 to 2019; Audit Committee and Enterprise Risk Committee 2016 to 2019) and Veridiam, Inc. (April 2019 to September 2020; Chairman August 2019 to September 2020).

L. Spencer Wells has served as a director of the Company since February 10, 2016. Qualifications and Experience: Mr. Wells is a founder and, since 2013, has been a Partner of Drivetrain Advisors, a provider of fiduciary services to the alternative investment community, with a particular expertise in restructuring and turnarounds. From 2010 to 2013, Mr. Wells served as a senior advisor and partner with TPG Special Situations Partners where he helped manage a $2.5B portfolio of liquid and illiquid distressed credit investments. Mr. Wells served as a partner at Silverpoint Capital from 2002 to 2009 where he helped manage a $1.3B investment portfolio consisting primarily of stressed and distressed bank loans and bonds focusing on the oil and gas exploration and production, oilfield services, power generation, financial institutions and chemicals industries. He previously served as an analyst on the distressed debt trading desks at Union Bank of Switzerland, Deutsche Bank and Bankers Trust. Mr. Wells’ significant experience in the debt, equity and capital markets provides the Board of Directors with insight into operating the Company following our reorganization plan. Mr. Wells also has significant experience serving on private and public companies’ boards, which gives him insight into matters regarding corporate governance and fiduciary responsibilities. Education: Mr. Wells received his Bachelor of Arts degree from Wesleyan University and his Masters of Business Administration from the Columbia Business School. Mr. Wells serves on the Audit Committee and as the chairman of the Compensation Committee.

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

Paul A. Gordon has served as a director of the Company since August 7, 2018. Qualifications and Experience: Mr. Gordon is the Head of Capital Markets at Lindsay Goldberg, a New York-based private equity firm. Prior to joining Lindsay Goldberg in 2023, Mr. Gordon was the Founder and Managing Member of Hillspoint Advisors LLC. Hillspoint provides fiduciary services, including board of director representation and strategic advisory, for private and public businesses globally. Hillspoint focuses on driving value-added returns for stakeholders via capital structure optimization, governance, incentive alignment, operational improvement and mergers and acquisitions. Mr. Gordon was previously employed by Anchorage Capital Group, L.L.C. (“Anchorage”) where he served in various positions from 2011 to 2022, most recently as Managing Director and Head of the Portfolio Group where he worked with management and boards of companies where Anchorage was a significant investor. At these companies, Mr. Gordon’s responsibilities included governance, operational oversight and value creation and he served as a board member or board-level advisor for both public and private companies in a broad range of industries. Along with his team, Mr. Gordon worked on a wide spectrum of operational areas focusing on revenue enhancement, cost reduction and other strategic initiatives. Additionally, Mr. Gordon worked directly with these companies on all aspects of debt and equity financing as well as add-on and exit M&A activities. As a credit-trained lender by background, Mr. Gordon was a founding member of Anchorage’s CLO and CBO Investment Committee and worked with the firm’s research and trading teams in the identification, evaluation and portfolio management of loan and bond positions across industries for the firm’s structured credit platform. Prior to joining Anchorage, Mr. Gordon was a Managing Director and Portfolio Manager at S.A.C. Capital Advisors, LLC and began his investing career at Cerberus Capital Management, L.P. Mr. Gordon spent the first part of his professional career in investment banking and leveraged finance. Education: Mr. Gordon received an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from Cornell University where he graduated magna cum laude.

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

Ihab Toma has served as a member of the Board of Directors and as Chief Executive Officer of the Company since August 29, 2016. Qualifications and Experience: Mr. Toma has over 37 years of experience in the oilfield industry. From 2014 until 2016, Mr. Toma served as a senior advisor to First Reserve Corporation, a leading global private equity and infrastructure firm exclusively focused on energy. Previously, Mr. Toma served from 2009 until 2013 in various executive capacities at Transocean, as Executive Vice President - Chief of Staff, Executive Vice President - Operations, Executive Vice President - Global Business and Senior Vice President - Marketing and Planning. Prior to his time at Transocean, from 1986 until 2009, Mr. Toma served in multiple capacities at Schlumberger. He served as Vice President, Sales and Marketing for Europe, Africa and Caspian for Schlumberger Oilfield Services from April 2006 to August 2009. From 2000 to 2006, he led Schlumberger’s Information Solutions business in various capacities, including President, Vice President - Sales and Marketing, Vice President – Information Management and Vice President – Europe, Africa and CIS Operations. Mr. Toma began his career with Schlumberger in 1986. Education: Mr. Toma holds a Bachelor of Science degree in Electrical, Electronics and Communications Engineering from Cairo University, Egypt.

Directorships in the past five years: Apex International (January 2019 to Present), 3T/Drilling Systems (UK) Ltd. (June 2015 to present), AGR Group (Vice Chairman from January 2015 to December 2018), Engström & Engstöm (Chairman from May 2014 to May 2017), Fara-Rever (January 2018 to February 2021) and Paradigm Geophysical Corp (October 2013 to April 2018).

On September 13, 2022, at the Company’s annual general meeting of shareholders, the shareholders of the Company elected Messrs. Bates, Larsen, Wells, Gordon, Garcia and Toma as directors of the Company, to hold office until the next annual general meeting of shareholders or until their respective successors are duly elected and qualified or until their earlier death, resignation or removal. On October 24, 2022, Mr. Garcia resigned from the Board of Directors and was not replaced.

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

William L. Thomson has served as Chief Commercial Officer/Chief Technical Officer since July 2022, and previously served as our Vice President of Marketing & Business Development since June 2016. Prior to that, he served as our Vice President of Technical Services, Supply Chain & Projects from March 2008. Prior to joining us, Mr. Thomson worked for Transocean, and predecessor companies, beginning in 1994, where, in addition to other roles, Mr. Thomson served as Operations Manager – Assets in the United Kingdom sector of the North Sea managing ten semi-submersibles and as Technical Support Manager – Africa. Additionally, Mr. Thomson worked as a project manager responsible for various refurbishments, upgrades and new build jackup projects in shipyards in Africa, Asia, Europe, and the Middle East. Mr. Thomson earned an Honours degree in Naval Architecture and Offshore Engineering from the University of Strathclyde (UK) in 1992 and a PgD in Oil and Gas Law from the Robert Gordon University in 2006.

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

Derek Massie joined the company in 2017 and has served as our Vice President of Human Resources since January 2018. Prior to joining the Company, Mr. Massie served as Principal Consultant at Dynamic People Strategies Ltd from 2016 to 2017; Principal Consultant at Maxwell Drummond International from 2013 to 2016, conducting executive search assignments and executing human capital projects. Mr. Massie has held senior human resources roles with Rowan Drilling, Seadrill Ltd, Acergy MS Ltd, Aggreko Plc

and Schlumberger. Mr. Massie is a Fellow of the Chartered Institute of People Development and holds a Masters degree in Business Administration from the Robert Gordon University.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our 2022 Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) focuses on the compensation of our 2022 named executive officers, who were:

• Ihab Toma, Chief Executive Officer

• Douglas E. Stewart, Chief Financial Officer, General Counsel, Chief Compliance Officer and Corporate Secretary

• William L. Thomson, Vice President, Marketing and Business Development

• Linda J. Ibrahim, Chief Accounting Officer and Vice President of Tax

• Derek Massie, Vice President of Human Resources

• Douglas W. Halkett, Chief Operating Officer*

*Mr. Halkett stepped down from his position as Chief Operating Officer, effective as of June 30, 2022, and is expected to remain employed by the Company in a non-officer role through December 31, 2023, in order to assist with the transition.

Compensation Philosophy and Objectives

Our executive compensation program reflects our philosophy that executive officers’ compensation should be closely aligned with the long-term interests of stakeholders and strongly correlated with both company-wide and individual performance. Accordingly, our executive compensation program places an emphasis on performance-based compensation. The key business metrics we have historically considered in establishing targets and measuring the performance of our executive officers have included safety performance and financial performance.

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

• Special Cash-Based Long-Term Retention Awards. This component of compensation, which was awarded in 2019, consists of a special cash-based retention award issued under the Amended 2016 Management Incentive Plan related to the Petrobras litigation settlement that vests over several years, as described in more detail below. In 2021, the Compensation Committee also approved a special long-term cash award for the executive officers and other key employees, which vests as described in more detail below.

• Other Benefits. This component of our compensation program has historically consisted primarily of a match for U.S. participants in a 401(k) plan, car allowances and subsidizing employees on assignments outside their home country (including expatriate housing, schooling, home airfare and foreign taxes).

2022 Compensation Program

Due to the difficulties experienced in the offshore drilling industry during the last few years, and the financial challenges faced with the onset of the COVID-19 pandemic, on March 31, 2020, the named executive officers agreed to 20% reductions in their base salary levels effective April 1, 2020 until June 30, 2020. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020. On July 1, 2020, the Company subsequently enacted salary reductions of 10% to the annual base salaries of all our employees, including but not limited to the named executive officers. On June 1, 2022, these 10% reductions were restored to levels in effect prior to April 1, 2020. In addition, independent members of our Board of Directors also agreed to a reduction in annual compensation, which were also restored on June 1, 2022. For more details on this reduction, see "Director Compensation" in this Part III, Item 11.

To address retention concerns and incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to continue to operate an annual bonus program for 2022, as discussed in greater detail below. The Compensation Committee determined that it was both reasonable and in the Company’s best interests to provide the named executive officers with this type of compensation opportunity during 2022 in order to ensure that the executives were properly motivated to drive the Company toward its financial objectives.

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

From January 2022 through February 2022, our Compensation Committee was comprised of Messrs. Wells, Aubrey and Larsen, with Mr. Garcia being appointed to the Compensation Committee in February 2022 in connection with Mr. Aubrey’s resignation.

Following the resignation of Mr. Garcia in October 2022, Mr. Gordon was appointed to the Compensation Committee. Our Compensation Committee is currently comprised of Messrs. Wells, Larsen and Gordon, with Mr. Wells serving as Chairman of the Compensation Committee. Messrs. Larsen and Wells are considered by the Board of Directors to be independent.

Role of Benchmarking of Compensation and Peer Group

The Compensation Committee did not establish a peer group in connection with making compensation decisions in respect of 2022 and did not engage in any formal benchmarking in determining 2022 executive compensation. The Compensation Committee may, from time to time, review current practices of similarly-situated, publicly-held companies in the offshore drilling and oilfield services industries when it makes compensation-related decisions. In connection with its review, the Compensation Committee may consider the cash and equity compensation practices of other publicly held companies that are of a similar size, or that directly compete with us in the offshore contract drilling industry, through the review of such companies’ public reports and through other resources.

Role of Compensation Consultant

During 2022, the Compensation Committee did not retain the services of an outside compensation consultant.

Role of Executive Officers in Compensation Decisions

For 2022, no executive officer played a role in determining the amount or form of compensation paid to the Company’s executive officers, other than Mr. Toma, who provided input with respect to the performance goals and applicable target bonus levels (other than his own target bonus level) applicable to the 2022 annual cash incentive program.

Elements of our Compensation Program

As described above, there are typically six primary elements to our executive compensation program—annual base salary, annual cash incentive awards, time-based equity awards, performance-based equity awards, longer-term cash-based retention awards and other benefits. Each of these elements are described in greater detail below.

Annual Base Salary. On March 31, 2020, as part of our efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19 during 2020, each named executive officer agreed to a 20% reduction in salary effective April 1, 2020 until June 30, 2020. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020 and then subsequently reduced by 10% on July 1, 2020. On June 1, 2022, the reductions in base salary were restored to levels in effect prior to April 1, 2020.

The current base salary levels of the named executive officers as of December 31, 2022, are set forth below:

Position	Annual Salary
Chief Executive Officer	$500,000
Chief Financial Officer and General Counsel	$285,000
Chief Commercial Officer/Chief Technical Officer	$285,000
Chief Accounting Officer and Vice President of Tax	$230,000
Vice President of Human Resources	$230,000
Former Chief Operating Officer*	$430,000

*In connection with his transition, Mr. Halkett continued to receive his annual base salary of $430,000 through December 31, 2022 in connection with his role as Special Advisor to the CEO.

Annual Cash Incentive Awards. To incentivize the named executive officers to focus on short-term goals and objectives, the Compensation Committee determined it was appropriate to approve a performance-based annual bonus program for 2022 (the “2022 Annual Bonus Program”). Under the 2022 Annual Bonus Program, each of the named executive officers had the opportunity to earn a cash payment based on the level of achievement of the following performance goals, each of which was weighted at 33%: (1) certain health and safety objectives, including the Total Recordable Incident Rate, the Lost Time Incidence Rate, the Dropped Object Incidence Rate and reducing hand and finger injuries, (2) Contracts Awarded for Rigs and (3) level of cash and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) at year end (collectively, the “Operational Goals”). In addition to the portion of 2022 annual bonus payments that were determined based on achievement of the Operational Goals, each of the named executive officers’

annual bonus payment was based on the achievement of certain strategic goals, which goals and level of achievement was determined based on the Compensation Committee’s discretion. No specific metrics were established in respect to these strategic goals.

At the beginning of 2022, the Compensation Committee established target bonus opportunities for each of the named executive officers, expressed as a percentage of the named executive officer’s annual base salary:

Last name	First name	Position	Annual Salary	Bonus Target (as percentage of Annual Salary)
Toma	Ihab	Chief Executive Officer	$500,000	100%
Stewart	Douglas	Chief Financial Officer and General Counsel	$285,000	75%
Thomson	William	Vice President Marketing and Business Development	$285,000	100%
Ibrahim	Linda	Chief Accounting Officer and Vice President of Tax	$230,000	70%
Massie	Derek	Vice President of Human Resources	$230,000	70%
Halkett	Douglas	Former Chief Operating Officer	$430,000	80%

The maximum amount payable to each named executive officer under the 2022 Annual Bonus Program is 200% of the applicable named executive officer’s target bonus amount. Up to 100% of each named executive officer’s target bonus opportunity is based on the level of achievement of the Operational Goals, with the ability to earn between 101%-200% of the applicable target annual bonus opportunity based on the level of achievement of our strategic goals. Following the end of the 2022 performance period, the Compensation Committee determined that the level of achievement of the Operational Goals was approximately 84% and the level of achievement of the strategic goals was approximately 63%, resulting in an aggregate level of performance achieved across all performance goals of approximately 147%. As a result, each named executive officer earned approximately 147% of his or her target annual bonus amount for 2022, except for Mr. Stewart and Ms. Ibrahim whose achievement levels were 130% and 126%, respectively, of his or her target annual bonus amount for 2022. For the amounts earned by each of the named executive officers in respect of 2022 performance, see the “Non-Equity Incentive Compensation” column of the 2022 Summary Compensation Table. Under the terms of his transition agreement (as described in more detail below), Mr. Halkett remained eligible to earn his annual bonus payment for 2022 given his continued transitionary role with the Company.

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

Messrs. Toma, Stewart, Thomson and Halkett received these awards during 2016, but no additional grants were made to them during 2019, 2020, 2021 or 2022. During 2017, Ms. Ibrahim received 9,848 time-based restricted stock units and 22,976 performance-based restricted stock units and Mr. Massie received 5,001 time-based restricted stock units and 11,671 performance-based restricted stock units on the same terms and conditions described above. During 2018, Mr. Thomson received 1,030 time-based restricted stock units and 2,430 performance-based restricted stock units on the same terms and conditions described above.

In connection with the conversion of the Company’s 1%/12% Step-Up Senior Secured Third Lien Convertible Notes into the Company’s ordinary shares on December 4, 2019, each restricted stock unit was converted into the right to receive approximately 2.868 Company common shares, with a per-share average fair value of $66.26. Following the conversion of the Company’s 1%/12% Step-Up Senior Secured Third Lien Convertible Notes, 963,380 common shares are reserved for issuance under the Amended 2016 MIP. As of December 31, 2022, there were 356,488 shares available for future grant under the Amended 2016 MIP.

On November 18, 2019, following the receipt of proceeds in connection with, and the procurement of a special litigation insurance policy by certain of the Company’s subsidiaries relating to, the Petrobras litigation matter, the Board declared a special cash dividend equal to $40.03 per share of the Company’s common stock (the “Dividend”). The Dividend was paid on December 17, 2019 to holders of record as of the close of business on December 10, 2019. Pursuant to the terms of the applicable award agreements, the named executive officers were entitled to accrue dividend equivalents in respect of the shares of common stock underlying their restricted stock unit awards outstanding when such Dividend was paid. These dividend equivalents are subject to the same vesting and settlement conditions applicable to the underlying restricted stock units, and will be paid at the same time the underlying restricted stock units are settled. As of the date of this filing, all of the named executive officers’ restricted stock units had vested and 108,321 of which have settled.

Pursuant to the terms of the award agreements, in February 2023, the achievement levels of the performance-based restricted stock units granted became eligible to be tested in order to determine the level of vesting achieved. Based on the level of performance, 0% of these performance-based restricted stock units were earned, and these awards were cancelled for no consideration.

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

On January 18, 2021, the Compensation Committee approved the grant to the named executive officers (other than the Chief Executive Officer) and certain key employees, and the Board of Directors approved for the Chief Executive Officer, certain additional cash-based long term retention awards on the same terms and conditions as the Amended Cash-Based Retention Awards except that 50% of the amounts vest on June 21, 2021 and the remaining 50% vested on June 20, 2022 (the “2021 Cash-Based Retention Awards”).

As of December 31, 2022, all payments relating to the Amended Cash-Based Retention Awards and the 2021 Cash-Based Retention Awards have been paid. No new long-term cash based payments were awarded during 2022.

Severance and Other Termination Payments

The named executive officers are entitled to receive severance benefits under the terms of their employment agreements. Prior to the effectiveness of our chapter 11 bankruptcy plan on February 10, 2016, Mr. Thomson and Ms. Ibrahim were covered by the Company’s change of control policy. The purpose of the change of control policy was to:

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

Employment Agreements. Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into amended and restated employment agreements (the “Amended and Restated Employment Agreements”) with Messrs. Thomson and Halkett and Ms. Ibrahim, each effective February 10, 2016. The Amended and Restated Employment Agreements provide for certain severance benefits. Pursuant to the Amended and Restated Employment Agreements, upon certain terminations of employment or following a change of control, outstanding equity-based awards granted under the Amended 2016 MIP will be governed by the terms of the Amended 2016 MIP. In connection with their commencement of employment, Messrs. Toma, Stewart and Massie each entered into employment agreements with us that provide for certain severance benefits upon certain terminations of employment (which are described in more detail below). Additionally, certain of our named executive officers may be entitled to additional severance benefits in the event the officer is terminated following a change of control. More detailed information about the employment agreements and the possible payouts under the change of control policy is contained in “Employment Agreements” and “Potential Payments Upon Termination or Change of Control.”

Other Compensation Policies

Other Compensation. We have established and maintain various employee benefit plans, including medical, dental, life insurance and a 401(k) plan. These plans are generally available to all salaried employees and do not discriminate in favor of executive officers or directors. We also provide certain of our executive officers with a limited number of perquisites which we believe are reasonable and competitive with other companies of our size in our industry. For certain executive officers, these include reimbursement for the cost of an annual physical, a car allowance, and/or certain housing expenses, as well as certain expatriate benefits described in more detail below. The amounts paid to each of the Company’s named executive officers in respect of such benefits are shown in the “All Other Compensation” column of the 2022 Summary Compensation Table.

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

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1 million per year on the amount of compensation paid to certain of a public company’s executive officers that may be deductible for any single taxable year. The Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) and, among other things, expanded the definition of “public company” to include companies that have reporting obligations under Section 15(d) of the Exchange Act. As a result, for taxable years beginning after December 31, 2017, certain compensation paid by the Company to our “covered employees” (as defined under Section 162(m)) that exceeds $1 million may not be deductible to the Company. The Compensation Committee considered the impact of Section 162(m) in making compensation decisions during 2022, but did not base any of its compensation decisions solely on the applicable tax consequences. The Compensation Committee will continue to monitor the impact of Section 162(m) on the Company’s executive compensation programs.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our named executive officers during 2022, 2021 and 2020.

				Non-Equity Incentive Plan Compensation	Stock Awards	All Other Compensation	Total Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	($) (2)	($) (3)	($) (4)	($)
Ihab Toma	2022	479,167	1,127,565	736,183	-	108,563	2,451,478
Chief Executive Officer	2021	450,000	1,127,565	781,100	-	107,028	2,465,693
	2020	450,000	952,565	430,500	-	115,835	1,948,900
Douglas E. Stewart	2022	277,467	1,253,207	283,247	-	92,967	1,906,888
Chief Financial Officer, General Counsel and	2021	256,500	1,253,207	333,920	-	32,951	1,876,578
Corporate Secretary	2020	267,133	1,190,707	184,039	-	32,054	1,673,933
William L. Thomson	2022	273,271	348,270	419,624	-	54,481	1,095,646
Chief Commercial Officer/	2021	256,500	348,270	445,227	-	54,735	1,104,732
Chief Technical Officer	2020	267,133	285,770	245,385	-	50,254	848,542
Linda J. Ibrahim	2022	215,985	216,513	208,708	-	24,300	665,506
Chief Accounting Officer	2021	198,000	216,513	240,579	-	23,400	678,492
and Vice President of Tax	2020	206,208	190,514	132,594	-	23,331	552,647
Derek Massie	2022	212,917	192,699	232,757	-	81,874	720,246
Vice President of
Human Resources
Douglas W. Halkett	2022	412,083	551,283	506,494	-	80,920	1,550,780
Former Chief Operating	2021	387,000	551,283	537,397	-	80,920	1,556,600
Officer	2020	387,000	476,283	296,184	-	86,370	1,245,837

(1)
The amounts shown reflect amounts earned by the named executive officers in respect of vesting of one quarter of awards paid to each named executive officer in respect of the 2022 Vesting Event under the Amended Cash-Based Retention Awards and one half of awards paid to each named executive officer in respect of the 2022 Cash-Based Retention Awards.

(2)
The amounts shown reflect amounts earned by the named executive officers in respect of performance under the respective year's Annual Bonus Program. These amounts were paid to the named executive officers in a lump sum early in the subsequent year.
(3)
No equity-based compensation awards were granted during 2020, 2021 or 2022.
(4)
Additional detail for 2022 “All Other Compensation” is provided in the table below:

Name	Schooling ($) (i)	Housing ($)	401(k) Contributions ($)	Home Airfare ($)	Vehicle ($)	Other Compensation ($)(ii)	Total ($)
Ihab Toma	—	92,544	—	2,000	11,444	2,575	108,563
Douglas E. Stewart	—	71,867	1,243	3,208	14,363	2,286	92,967
William L. Thomson	20,470	—	18,300	—	9,000	6,711	54,481
Linda J. Ibrahim	—	—	18,300	—	6,000	—	24,300
Derek Massie	—	70,064	—	2,000	9,809	—	81,874
Douglas W. Halkett	—	68,021	—	2,000	10,899	—	80,920
(i)
Amount shown consists of approximately $20,000 in respect of school tuition expenses for Mr. Thomson’s children and a related gross up payment of $470.
(ii)
Amounts shown for Messrs. Toma, Stewart and Thomson are for payment of tax preparation fees.

Employment Agreements

Effective as of the effectiveness of our Chapter 11 bankruptcy plan on February 10, 2016, we entered into the Amended and Restated Employment Agreements with Messrs. Thomson and Halkett and Ms. Ibrahim, each effective February 10, 2016. The Amended and Restated Employment Agreements supersede the employment agreements such named executive officers had in place with the company prior to February 10, 2016. We entered into the Amended and Restated Employment Agreements primarily for purposes of updating certain terms of our prior arrangements with such named executive officers, including modifications (i) to comply with changes in law, and (ii) to clarify certain terms and definitions.

The term of each of the Amended and Restated Employment Agreements is subject to automatic extension for an additional one-year period on each anniversary of such agreement, unless either party gives notice of non-renewal at least 90 days before the renewal date.

Under the terms of the Amended and Restated Employment Agreements, Messrs. Thomson and Halkett and Ms. Ibrahim are prohibited from competing with us or soliciting any of our customers or employees for a period of time following the termination of his or her employment, the duration of which is based on the circumstances of termination.

On May 10, 2016, we entered into an employment agreement with Mr. Stewart, to be effective on June 9, 2016. His employment agreement has an initial term of one year subject to automatic one-year renewals unless 90 days’ notice is given by either party. On January 1, 2018, we entered into an employment agreement with Mr. Massie, to be effective as of such date. His employment agreement has an initial term of one year, subject to automatic one-year renewals unless 180 days' notice is given by either party.

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

Pursuant to the Employment Agreement, Mr. Toma receives an annual base salary of $500,000, and has the opportunity to earn an annual bonus based on his and/or our achievement of certain performance criteria established by the Compensation Committee. For each fiscal year beginning with our 2017 fiscal year, Mr. Toma’s target annual bonus opportunity will be equal to 100% of his annual base salary (the “Target Annual Bonus”), subject to a maximum annual bonus payout equal to 200% of his base salary. In 2022, Mr. Toma also received a housing allowance of $6,812 per month.

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

On March 31, 2020, as part of our efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19 in 2020, each named executive officer entered into an amendment and waiver to their employment agreement, agreeing to a 20% reduction in salary effective April 1, 2020 until June 30, 2020 and waiving any claim the executive may have to claim “good reason” in connection therewith. The reduction in base salary had no effect on the other terms of the Employment Agreements. On July 1, 2020, each named executive officer’s base salary level was restored to levels in effect prior to April 1, 2020 and then subsequently reduced by 10% on July 1, 2020. On June 1, 2022, these reduced base salary levels were restored to levels in effect prior to April 1, 2020. The reduced base salary levels had no effect on the other terms of the Employment Agreements (for example, severance provisions).

In connection with the conversion of the Company’s 1%/12% Step-Up Senior Secured Third Lien Convertible Notes into the Company’s ordinary shares on December 4, 2019, each restricted stock unit was converted into the right to receive approximately 2.868 Company common shares.

Grants of Plan Based Awards Table

The following table provides information with respect to incentive plan-based awards made during fiscal year 2022 to the named executive officers.

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All other stock awards: Number of shares of stock or units (#) (2)	Grant date fair value of stock and option awards ($) (2)
Ihab Toma (1)	1/1/2022	-	500,000	1,000,000	-	-
Douglas E. Stewart (1)	1/1/2022	-	213,750	427,500	-	-
William L. Thomson (1)	1/1/2022	-	285,000	570,000	-	-
Linda J. Ibrahim (1)	1/1/2022	-	161,000	322,000	-	-
Derek Massie (1)	1/1/2022	-	161,000	322,000	-	-
Douglas W. Halkett (1)	1/1/2022	-	344,000	688,000	-	-
(1)
Represents the target and maximum amounts payable to each named executive officer under the terms of the 2022 Annual Bonus Program. Pursuant to the terms of the 2022 Annual Bonus Program, no payment in respect of a particular performance goal may be earned unless “threshold” level with respect to that performance goal has been achieved. For any performance that falls between levels (e.g., between threshold and target level, and between target and maximum level), payout amounts are linearly interpolated between the two applicable reference points. For the amounts earned in respect of 2022, see the “Non-Equity Incentive Compensation Plan” column of the 2022 Summary Compensation Table.
(2)
No time-based restricted stock units or performance-based restricted stock units were granted during 2022.

Outstanding Equity Awards at Year End

The following table provides information with respect to the status, as of December 31, 2022, of all unvested time-based restricted stock unit awards and performance-based restricted stock unit awards held by each of the named executive officers.

Name	Number of Shares or Units of Stock That Have Not Vested (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (2)	Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($) (3)	Market Value of Shares or Units of Stock That Have Not Vested
Ihab Toma	-			-
Ihab Toma		12,407	179,782	-
Douglas E. Stewart	-			-
Douglas E. Stewart		3,446	49,938	-
William L. Thomson	-			-
William L. Thomson		2,757	39,953	-
William L. Thomson	-			-
William L. Thomson		689	9,985	-
Linda J. Ibrahim	-			-
Linda J. Ibrahim		2,298	33,292	-
Derek Massie	-			-
Derek Massie		1,167	16,911	-
Douglas W. Halkett	-			-
Douglas W. Halkett		5,974	86,562	-
(1)
No officers had unvested time-based restricted stock units as of December 31, 2022.
(2)
Performance-based restricted stock units granted to our named executive officers vest (if at all) in accordance with a vesting schedule that is based on achievement of a multiple of “total enterprise value” of the Company, as tested on the occurrence of a

“qualified liquidity event” or, if later, February 10, 2023. The minimum percentage of performance-based restricted stock units that are eligible at the threshold level of achievement is 10 percent of the total performance-based restricted stock units granted, and the maximum number is 100 percent of the total performance-based restricted stock units granted. For Messrs. Toma, Stewart, Thomson, Massie and Halkett and Ms. Ibrahim, respectively, there were 124,073; 34,464; 34,464, 11,671, 59,739 and 22,976 performance-based restricted stock units eligible to vest as of December 31, 2022. Pursuant to the terms of the award agreements, in February 2023, the achievement levels of the performance-based restricted stock units granted became eligible to be tested in order to determine the level of vesting achieved. Based on the level of performance, 0% of these performance-based restricted stock units were earned, and these awards were cancelled for no consideration.
(3)
The market value of unearned performance-based restricted stock units is equal to the number of unvested performance-based restricted that would be eligible to vest as a result of “threshold” level of achievement of the applicable performance criteria (i.e., 10% of the number of performance-based restricted stock units granted) times $14.49, the fair market value of one of our shares on December 31, 2022, based on broker-assisted trade indicators.

Fiscal Year 2022 Stock Vested

The following table contains information about restricted stock units that vested during fiscal year 2022.

Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Ihab Toma	-	-
Douglas E. Stewart	-	-
William L. Thomson	-	-
Linda J. Ibrahim	-	-
Derek Massie	-	-
Douglas W. Halkett	-	-
(1)
Per the terms of the award agreements, the time-based restricted stock units granted to the named executive officers during vest 1⁄4 on each of the first four anniversaries of the applicable grant date, but the settlement of the restricted stock units is deferred until the earlier of (i) the seventh anniversary of February 10, 2016 (or, for Mr. Massie and Ms. Ibrahim, the seventh anniversary of the grant date), and (ii) a qualified liquidity event as defined in the Amended 2016 MIP. All time-based restricted stock units vested in prior years. However, no common stock or other property was received by the named executive officers in connection with such vesting event. For Messrs. Toma, Stewart, Thomson and Halkett, all previously vested time-based restricted stock units settled into ordinary shares on February 10, 2023.

Potential Payments Upon Termination or Change of Control

Assuming the employment of any of our named executive officers was to be terminated without cause, for good reason, or constructively terminated without cause, or in the event of a change of control, each as of December 31, 2022, the named executive officer would be entitled to payments in the amounts set forth below:

Termination Without Cause, For Good Reason, or Constructive Termination

Compensation Type	Ihab Toma	Douglas E. Stewart	William L. Thomson	Linda J. Ibrahim	Derek Massie	Douglas W. Halkett

Salary (1)……………………………	$1,000,000	$285,000	$285,000	$230,000	$230,000	$860,000
Target Annual Incentive Bonus (1)…….	$1,000,000	$213,750	$285,000	$161,000	$161,000	$688,000
Accelerated Vesting of Equity Awards (2)….	$-	$-	$-	$-	$-	$-
TOTAL	$2,000,000	$498,750	$570,000	$391,000	$391,000	$1,548,000

Termination Without Cause, For Good Reason, or Constructive Termination Following a Change of Control

Salary (3)……………………………	$1,500,000	$285,000	$570,000	$460,000	$230,000	$1,290,000
Average Annual Incentive Bonus (3)…….	$1,947,783	$267,069	$740,157	$387,921	$321,507	$1,340,075
Accelerated Vesting of Equity Awards (4)….	$-	$-	$-	$-	$-	$-
TOTAL	$3,447,783	$552,069	$1,310,157	$847,921	$551,507	$2,630,075
(1)
Reflects payments equal to two years of annual salary and target annual bonus in the case of Messrs. Toma and Halkett, and one year of annual salary and target annual bonus in the case of Messrs. Thomson, Stewart and Massie and Ms. Ibrahim. Messrs. Toma, Stewart, Massie and Halkett are eligible to receive certain statutory severance payments from the Company upon any termination of employment pursuant to local law requirements, which amounts are not shown in the table above. As of December 31, 2022, the estimated amounts are $178,086, $15,031, $74,310 and $146,793 for each of Messrs. Toma, Stewart, Massie and Halkett, respectively.
(2)
Pursuant to the applicable award agreements under the Amended 2016 MIP, upon the occurrence of a termination of services for any reason, all unvested time-based restricted stock units will be forfeited and cancelled. As of December 31, 2022, all time-based restricted stock units granted to the named executive officers have vested. Upon a termination by the Company without cause or by the named executive officer for good reason, a pro-rated portion of the performance-based restricted stock units would remain eligible to vest upon the first to occur of a qualified liquidity event or February 10, 2023, based on the multiple of “total enterprise value” of the Company measured as of applicable vesting date. The table above assumes that (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), on the applicable vesting date, the multiple of “total enterprise value” would fall below the “threshold” level of achievement, and therefore no value is included in table above in respect of accelerated vesting of performance-based restricted stock units.
(3)
Reflects payments equal to three years of annual salary and average annual bonus for Messrs. Toma and Halkett, and one year of salary and average annual bonus for Messrs. Stewart and Massie and two years of salary and average annual bonus for Mr. Thomson and Ms. Ibrahim, payable pursuant to the terms of their respective employment agreements.
(4)
Pursuant to the applicable award agreements, time-based restricted stock units granted to the named executive officers during 2016 will vest immediately upon a qualified liquidity event, as defined in the Amended 2016 MIP. As of December 31, 2022, all time-based restricted stock units granted to the named executive officers have vested. If a qualified liquidity event had occurred on December 31, 2022, all of the named executive officers’ performance-based units would have vested based on the multiple of “total enterprise value” of the Company measured as of December 31, 2022. The table above assumes that, as of December 31, 2022 (based on, and consistent with, accounting opinions received by the Company pursuant to ASC Topic 718), the multiple of “total enterprise value” of the Company would have fallen below the “threshold” level of achievement, and therefore no value is included in the table above in respect of accelerated vesting of the performance-based restricted stock units.

Pursuant to the Amended and Restated Employment Agreements for Messrs. Halkett and Thomson and Ms. Ibrahim, and pursuant to Messrs. Stewart’s and Massie’s employment agreement, upon a termination without “cause” or by the executive for “good reason”, other than in connection with a change of control, the named executive officers are eligible to receive severance payments in an amount equal to one-times the sum of the executive officer’s base salary and target annual bonus for the year of termination (two times such amount for Mr. Halkett). If such termination occurs within 6 months prior to, or within 24 months following, a change of control, then these named executive officers are eligible to receive an amount equal to a multiple of the sum of (i) the executive’s annual base salary plus (ii) the executive’s “average bonus amount” (as defined in the employment agreement, and which generally means the average of any annual bonuses paid or payable during the three-year period prior to occurrence of the change of control (but no less than the target annual bonus for any such year)). Such multiple is equal to three for Mr. Halkett, two for Messrs. Thomson and Ms. Ibrahim, and one

for Messrs. Stewart and Massie. Cash payments are payable in accordance with the Company’s regular payroll cycle over the applicable severance period, except in the case of a termination in connection with a change of control, in which case the payments are made in a lump sum within sixty days of the termination event. We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. In the event of an executive’s death, we will pay the executive’s estate an amount equal to his annual base salary, bonus and the value of any equity awards.

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

If we terminate Mr. Toma’s employment without “cause” or if Mr. Toma resigns his employment for “good reason” (as those terms are defined in his employment agreement, and in either case, a “Qualifying Termination”), Mr. Toma will be eligible to receive an amount equal to two times the sum of (i) his annual base salary plus (ii) his target annual bonus, payable in equal installments over a two-year period following the termination date. In the event of an “anticipatory termination” within six months prior to a “change of control” (as those terms are defined in the employment agreement) or a Qualifying Termination within two years following a change of control, Mr. Toma will be eligible to receive one year of outplacement assistance and an amount equal to three times the sum of (i) his annual base salary plus (ii) his “average bonus amount” (as defined in the employment agreement, and which generally means the average of any annual bonuses paid or payable during the three-year period prior to occurrence of the change of control (but no less than his target annual bonus for any such year)), payable in equal installments over the three-year period following the termination date. Mr. Toma’s Employment Agreement was amended in March of 2023 in order to align the timing of the payment of his change of control related severance with those of the other named executive officers (i.e., to be paid in a lump sum within 60 days following the termination date. In the event of Mr. Toma’s death or “disability” (as defined in the employment agreement), he will be eligible to receive a pro-rated annual bonus, based on the actual achievement of the applicable performance criteria, and pro-rated for the number of days Mr. Toma was employed with the Company during the Company’s applicable fiscal year. In order to receive any of the severance benefits described above, Mr. Toma must execute a valid release of claims in favor of the Company. The employment agreement provides that Mr. Toma will not compete with us or solicit our customers or employees, in any case during his employment with us or for a period of one year thereafter. This period increases to two years in the case of Mr. Toma’s retirement from the Company and, in the case of the non-competition provision, is also extended to coincide with his continued receipt of severance benefits (for a period of up to two years following the termination of his employment with us).

Transition Agreement with Mr. Halkett

In June of 2022, in connection with his resignation from the role of Chief Operating Officer, Mr. Halkett and the Company entered into a Transition Agreement pursuant to which Mr. Halkett would continue his employment with the Company through December 31, 2022, in a non-executive officer role as Special Advisor to the CEO. During this transitionary period, Mr. Halkett continued to receive his annual base salary and remained eligible to earn his annual bonus for 2022. Following December 31, 2022, Mr. Halkett will continue to provide services to the Company as an employee until the end of the 2023 calendar year (the “Second Transition Period”). During the Second Transition Period, Mr. Halkett received his base salary of $430,000 until March 31, 2023 and will be paid a reduced base salary of $300,000 through the end of 2023, but will not otherwise participate in or be eligible to earn any incentive compensation. Mr. Halkett’s termination of employment is considered a “Retirement” under his Employment Agreement, and he will not be entitled to any severance benefits upon his termination of employment; however, if a change of control occurs prior to December 31, 2023 and Mr. Halkett’s employment is subsequently terminated by the Company “without cause” within 24 months following the change of control date, Mr. Halkett will be entitled to receive a severance payment of $1,903,891, less any statutory leave entitlements, as well as outplacement services for 12 months following his termination of employment, subject to his execution of a general release of claims against the Company.

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

On March 31, 2020, as part of the Company’s efforts to reduce operating and corporate costs in light of the global economic decline and public health crisis resulting from the spread of COVID-19, each of the independent directors agreed to reduce their annual cash compensation by 20% effective April 1, 2020 until June 30, 2020. On July 1, 2020, the independent directors’ annual cash compensation levels were restored to levels in effect prior to April 1, 2020 and then subsequently reduced by 10% on July 1, 2020. On June 1, 2022, the reduced cash compensation levels were restored to levels in effect prior to April 1, 2020.

In 2022, none of the independent board members received a restricted stock unit award. Rather, in February 2022, the Board granted each of the independent board members in lieu of any restricted stock unit award a cash award equal to $66,667 in respect of their service in 2022, which was paid in February 2023.

The board members currently determined to be independent for purposes of receiving compensation during 2022 were Messrs. Bates, Larsen, and Wells. All of the directors are reimbursed for reasonable, necessary and documented travel, subsistence, and other related expenses incurred in connection with the performance of their official board duties.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	All other compensation ($)	Total
Thomas Bates	255,778	-	-	255,778
Nils E. Larsen	219,444	-	-	219,444
L. Spencer Wells	221,444	-	-	221,444
Paul A. Gordon	-	-	-	-
Richard B. Aubrey III (3)	-	-	-	-
Manuel A. Garcia (3)	-	-	-	-
(1)
Includes a cash award equal to $66,667 granted to each of the independent board members in February 2022, in respect of their service in 2022, in lieu of any restricted stock unit award, which was paid in February 2022.
(2)
During 2022, none of the independent board members received a restricted stock unit award. As of December 31, 2022, Mr. Bates, Mr. Larsen and Mr. Wells held 509, 205 and 205 unvested restricted stock units each, respectively.
(3)
Mr. Aubrey resigned from the Board on February 20, 2022 and Mr. Garcia resigned from the Board on October 24, 2022.

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
Paul A. Gordon

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

We determined that, as of December 31, 2022, our employee population consisted of 514 individuals, not including our CEO. As of such date, approximately 99% of our employee population was located outside of the U.S.

To identify the median employee, we calculated the total cash compensation of each employee for the twelve-month period ended December 31, 2022. Total cash compensation for these purposes included base salary, bonuses and comparable cash elements of compensation in non-U.S. jurisdictions and was calculated using internal payroll records. We did not apply any cost of living adjustments as part of the calculation. We annualized the compensation of all permanent employees who were hired in 2022 but did not work for us or our consolidated subsidiaries for the entire fiscal year, but did not annualize the compensation of any part-time employee. We did not include any independent contractors or leased employees in our determination.

Once we identified the median employee, we calculated all of the elements of such employee’s compensation for the 2022 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an estimated annual total compensation of $84,863. To calculate the annual total compensation of Mr. Toma, we used the amount reported in the “Total” column of the 2022 Summary Compensation Table included in this Form 10-K/A, which was $2,451,478, resulting in a ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees of 25 to 1. We believe this pay ratio is a reasonable estimate calculated in a manner consistent with Item 402 of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 15, 2023, except as noted below, by (i) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (ii) each director, nominee for director and named executive officer, and (iii) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his or her shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 15, 2023.

Name of beneficial owner (1)	Number of Ordinary Shares Beneficially Owned	Percentage of Class Beneficially Owned (2)
Greater than five percent holders:
Anchorage Capital Group, LLC (3)	4,223,285	31.92%
Cross Ocean Partners (4)	2,108,040	15.93%
GoldenTree Asset Management, L.P. (5)	1,888,012	14.27%
Bank of America Merrill Lynch (6)	703,882	5.32%
Directors and named executive officers:
Thomas R. Bates, Jr.	2,188	0.02%
Nils E. Larsen	1,313	0.01%
L. Spencer Wells	1,313	0.01%
Paul A. Gordon (7)	—	—
Ihab Toma	53,175	0.40%
Douglas E. Stewart	9,420	0.07%
William L. Thomson	9,527	0.07%
Linda J. Ibrahim	—	—
Derek Massie	—	—
Douglas W. Halkett	25,603	0.19%
directors and executive officers as a group (9 persons)	—	—
(1)
Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is c/o Vantage Energy Services, Inc. 777 Post Oak Boulevard, Suite 440, Houston, Texas 77056.

(2)
Based on 13,229,280 ordinary shares outstanding as of April 20, 2023. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.
(3)
Based solely on information provided by Anchorage Capital Group, LLC as of April 15, 2023. Includes (i) 31,432 ordinary shares held of record by PCI Fund LLC (“PCI”), (ii) 13,503 ordinary shares held of record by A Holdings - B LLC. Anchorage Advisors Management, L.L.C (“AHC”) and (iii) 4,178,350 ordinary shares held of record by Anchorage Capital Master Offshore, Ltd. (“ACMO” and, together with PCI and AHC, the “Anchorage Funds”). (“Management”) is the sole managing member of Anchorage Capital Group, L.L.C. (“Anchorage”), the investment advisor to the Anchorage Funds. Mr. Kevin Ulrich (“Mr. Ulrich”) is the Chairman of Anchorage and the managing member of Management. Management, Anchorage and Mr. Ulrich may be deemed to beneficially own the ordinary shares held by the Anchorage Funds. Management, Anchorage and Mr. Ulrich each disclaims beneficial ownership of such ordinary shares except to the extent, if any, of its or his pecuniary interests therein. Mr. Paul Gordon, a senior advisor of Anchorage, is a member of the Company’s board of directors. The business address for each of the funds named in this footnote 3 is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.
(4)
Based solely on information provided by Cross Ocean Partners as of April 15, 2023. Includes shares owned directly by Cross Ocean GCD Master Fund I (A) LP, Cross Ocean GSS Master Fund LP, Cross Ocean USSS Fund I (A) LP, and Cross Ocean USS Master Fund II (A) LP (each a “COPM Managed Party”). Each of Cross Ocean GCDF I GP LP, Cross Ocean GCDF I GP Ltd, Cross Ocean GSS GP LP, Cross Ocean GSS GP Ltd, Cross Ocean USSS GP LP, Cross Ocean USSS GP Ltd, Cross Ocean USSS II GP LP, Cross Ocean USSS II GP Ltd, Cross Ocean Partners Management LP (“Cross Ocean US Management”), Cross Ocean Partners Management GP, LLC, GG Managers LLC (“GG Managers”) and Graham Goldsmith (collectively, all such persons and entities are referred to as the “US Reporting Persons”) may be deemed to beneficially own shares directly or indirectly controlled by such party, but each disclaims beneficial ownership of such shares. Pursuant to investment management agreements, Cross Ocean US Management has received delegated authority relating to the COPM Managed Parties. The principal business office address for the US Reporting Persons is c/o Cross Ocean Partners Management LP, 60 Arch Street, 3rd Floor, Greenwich, CT 06830.

Also includes shares owned by Cross Ocean SIF ESS (B) S.à r.l., Cross Ocean ESS III S.à r.l., Cross Ocean ESS IV S.à r.l., Cross Ocean SIF ESS (K) S.à r.l., and Cross Ocean Global SIF (H) S.à r.l. (each a “COA Managed Party”). Each of Cross Ocean ESS Master Fund III L.P., Cross Ocean ESS Fund III GP LP, Cross Ocean ESS Fund III GP Limited, Cross Ocean ESS Master Fund IV LP, Cross Ocean ESS Fund IV GP LP, Cross Ocean ESS IV GP Ltd, Cross Ocean SIF ESS Fund (K) L.P., Cross Ocean SIF ESS Fund (K) GP LP, Cross Ocean SIF ESS Fund (K) GP Limited, Cross Ocean SIF ESS Fund (B) LP, Cross Ocean SIF ESS (B) GP LP, Cross Ocean SIF ESS (B) Ltd, Cross Ocean Global SIF (H) LP, Cross Ocean Global SIF (H) GP LP, Cross Ocean Global SIF (H) GP Limited, Cross Ocean ESS Management Limited, Cross Ocean Adviser LLP (“Cross Ocean UK Management”), Cross Ocean (UK) Ltd, Cross Ocean UK-I LP, Cross Ocean UK-I GP Ltd (collectively, all such persons and entities are referred to as the “UK Reporting Persons”), GG Managers, and Graham Goldsmith may be deemed to beneficially own shares directly or indirectly controlled by such party, but each disclaims beneficial ownership of such shares. Pursuant to investment advisory agreements and/or investment management agreements, Cross Ocean UK Management and/or Cross Ocean Adviser LLP is an investment manager/advisor to the COA Managed Parties. The principal business office address for the UK Reporting Persons is c/o Cross Ocean Adviser LLP, 11 Charles II Street, London SW1Y 4QU United Kingdom.

(5)
Based solely on information provided by GoldenTree Asset Management as of April 15, 2023. Includes (i) 85,954 ordinary shares held of record by GoldenTree Distressed Master Fund 2014 Ltd.; (ii) 13,796 ordinary shares held of record by GoldenTree Distressed Fund 2014 LP; (iii) 3,837 ordinary shares held of record by GN3 SIP Limited; (iv) 21,191 ordinary shares held of record by GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, L.P.; (v) 34,510 ordinary shares held of record by San Bernardino County Employees Retirement Association; (vi) 10,988 ordinary shares held of record by Crown Managed Accounts SPC - Crown/GT Segregated Portfolio; (vii) 5,901 ordinary shares held of record by Ginkgo Tree, LLC; (viii) 1,151,261 ordinary shares held of record by GoldenTree Distressed Master Fund III Ltd.; (ix) 445,955 ordinary shares held of record by GoldenTree Distressed Onshore Master Fund III LP; (x) 15,359 ordinary shares held of record by GoldenTree NJ Distressed Fund 2015 LP; (xi) 10,096 ordinary shares held of record by GoldenTree V1 Master Fund, L.P.; (xii) 52,015 ordinary shares held of record by GT Credit Fund LP; (xiii) 1,674 ordinary shares held of record by Guadalupe Fund, LP; (xiv) 1,918 ordinary shares held of record by Louisiana State Employees Retirement System; (xv) 1,247 ordinary shares held of record by MA Multi-Sector Opportunistic Fund, LP , (xvi) 2,384 ordinary shares held of record by GoldenTree Offshore Intermediate Fund, L.P.; (xvii) 878 ordinary shares held of record by GT NM. L.P.; (xviii) 871 ordinary shares held of record by High Yield And Bank Loan Series Trust, (xiv) 2,822 ordinary shares held of record by GoldenVest LLC; (xv) 4,235 ordinary shares held of record by GoldenTree Partners, L.P.; (xvi) 16,568 ordinary shares held of record by GoldenTree Select Offshore Intermediate Fund, L.P., and (xvii) 4,552 ordinary shares held of record by GoldenTree Select Partners, L.P. The investment manager for each of the funds named in this footnote 5 is GoldenTree Asset Management LP (“GTAM LP”). GoldenTree Asset Management LLC (“GTAM LLC”) is the general partner of GTAM LP. The Chief Investment Officer of GTAM LP is Mr. Steven A. Tananbaum, who is also Managing Member of GTAM LLC. GTAM LP, GTAM LLC and Mr. Tananbaum may be deemed to beneficially own the shares held by each of the funds named in this footnote. GTAM LP, GTAM LLC and Mr. Tananbaum each disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. The business address for each of the funds named in this footnote is 300 Park Avenue, 21st Floor, New York, NY 10022.
(6)
Based solely on information provided to the Company by a third party service provider as of February 15, 2023, which has not been verified by the holder named herein.
(7)
Does not include 4,223,285 ordinary shares held by the Anchorage Funds. Mr. Gordon, senior advisor of Anchorage, is currently on the Board of Directors of Vantage Drilling International. Mr. Gordon disclaims beneficial ownership of any ordinary shares owned directly or indirectly by the Anchorage Funds.

Equity Compensation Plan Information as of December 31, 2022

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

Registration Rights Agreement

On February 10, 2016, in connection with the effectiveness of our Chapter 11 bankruptcy plan, we entered into a registration rights agreement with certain of our holders (the “Registration Rights Agreement”), which provides the holders party thereto certain registration rights. The Anchorage Funds are party to the Registration Rights Agreement. Mr. Gordon, a member of the Company’s Board of Directors, is a senior advisor to Anchorage, respectively, the investment advisor to the Anchorage Funds.

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

Director Independence

To evaluate the independence of individual directors, the Board of Directors has elected to use the definition of independence as defined by the New York Stock Exchange. The Board of Directors has determined that the following members are independent: Messrs. Bates, Larsen and Wells. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

BDO USA, LLP (Houston, Texas PCAOB ID#243) (“BDO”), was engaged as the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021. BDO billed the fees set forth below:

Fees	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees (1)	$ 910,000	$ 521,000
Audit-Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$ 910,000	$ 521,000

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be considered during quarterly Audit Committee meetings. All services provided by BDO during the years ended December 31, 2021 and December 31, 2022 were pre-approved by our Audit Committee.

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

10.2	Vantage Drilling International Amended and Restated 2016 Management Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Amendment No. 1 to Form S-1 filed with the SEC on August 25, 2016)
10.3

Form of Restricted Stock Unit Award Agreement (Performance-Based) under the Vantage Drilling International Amended and Restated 2016 Management Incentive Plan (Incorporated by reference to Exhibit 10.5 of the Amendment No. 1 to Form S-1 filed with the SEC on August 25, 2016)

10.4

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

10.8	Form of Petrobras Litigation Award Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the SEC on February 17, 2016)
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

10.12

Employment Agreement between Vantage Drilling International and Ihab Toma, dated August 9, 2016 (Incorporated by reference to Exhibit 10.13 of the Amendment No. 1 to Form S-1 filed with the SEC on August 25, 2016)

10.13

Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017 (Incorporated by reference to Exhibit 10.1 of the Form 10-K/A filed with the SEC on May 1, 2017)

10.14	Amendment to the Shareholders Agreement of Vantage Drilling International dated March 4, 2019 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on March 8, 2019)
10.15

Second Amended and Restated Employment and Non-Competition Agreement Between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016 (Incorporated by reference to Exhibit 10.2 of the Form 10-Q filed with the SEC on August 12, 2021)

10.16	Employment Agreement between Vantage Drilling International and Derek Massie, dated January 1, 2018 (Filed herewith)
21.1	Subsidiaries of Vantage Drilling International (Incorporated by reference to Exhibit 21.1 of the Form 10-K filed with the SEC on March 31, 2023)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (Filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 (Filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTAGE DRILLING INTERNATIONAL

By:	/s/ DOUGLAS E. STEWART
Name:	Douglas E. Stewart
Title:	Chief Financial Officer, General Counsel and Corporate Secretary
Date:	April 28, 2023