Form 10-Q
period 2023-03-31
VANTAGE DRILLING INTERNATIONAL
filed 2023-05-12
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of Vantage Drilling International Ordinary Shares outstanding as of May 1, 2023 is 13,229,280 shares.

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

Among the factors that could cause actual results to differ materially are the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report, and the following:

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
•
termination or renegotiation of our management and marketing agreements, including any terminations arising directly or indirectly from the consummation of the Aquadrill Merger (as defined below);
•
losses on impairment of long-lived assets;
•
any non-compliance with the U.S. Foreign Corrupt Practices Act, as amended, and any other anti-corruption laws;
•
the sufficiency of our internal controls, including exposure arising from the failure to (i) establish and maintain effective internal control over financial reporting in accordance with applicable regulatory requirements, and (ii) fully remediate any material weaknesses identified with respect to such internal controls;
•
operating hazards in the offshore drilling industry;
•
operations in international markets, including geopolitical, global, regional or local economic and financial market risks and challenges, applicability of foreign laws, including foreign labor and employment laws, foreign tax and customs regimes, and foreign currency exchange rate risk;

•
political disturbances, geopolitical instability and tensions, or terrorist attacks, and associated changes in global trade policies and economic sanctions, including, but not limited to, Russia’s invasion of Ukraine in February 2022 and the Russo-Ukrainian War;
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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
9.50% First Lien Indenture	Indenture, dated as of March 1, 2023, by and between VDI, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and first lien collateral agent
9.50% First Lien Notes	The Company's 9.50% Senior Secured First Lien Notes due February 15, 2028
ADES	ADES International Holding Ltd, an offshore and onshore provider of oil and gas drilling and production services in the Middle East, India and Africa
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
Board of Directors	The Company's board of directors
Comparable Period	The three months ended March 31, 2022
Conversion	The conversion of all of the Convertible Notes into Ordinary Shares
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a strain of coronavirus caused by SARS-CoV-2
Current Quarter	The three months ended March 31, 2023
DOJ	U.S. Department of Justice
EDC	Emerald Driller Company, which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller
EDC Sale

The sale by VHI of all of the issued and outstanding equity of EDC to ADES Arabia Holding, pursuant to the terms of that certain Share Purchase Agreement, dated as of December 6, 2021, by and between VHI and to sell to ADES Arabia Holding, as amended, which closed on May 27, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share and par value information)

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$69,916	$74,026
Restricted cash	6,116	16,450
Trade receivables, net of allowance for credit losses of $5.0 million, each period	95,468	62,776
Materials and supplies	42,381	41,250
Prepaid expenses and other current assets	48,860	25,621
Total current assets	262,741	220,123
Property and equipment
Property and equipment	648,752	647,909
Accumulated depreciation	(320,502)	(309,453)
Property and equipment, net	328,250	338,456
Operating lease ROU assets	1,235	1,648
Other assets	12,437	18,334
Total assets	$604,663	$578,561

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$69,876	$57,775
Other current liabilities	76,877	66,179
Total current liabilities	146,753	123,954
Long–term debt, net of discount and financing costs of $11,366 and $773, respectively	188,634	179,227
Other long-term liabilities	9,624	12,881
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,229,280 and 13,115,026 shares issued and outstanding, each period	13	13
Additional paid-in capital	633,591	633,863
Accumulated deficit	(375,433)	(373,147)
Controlling interest shareholders' equity	258,171	260,729
Noncontrolling interests	1,481	1,770
Total equity	259,652	262,499
Total liabilities and shareholders' equity	$604,663	$578,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Contract drilling services	$47,917	$44,913
Management fees	2,120	1,103
Reimbursables and other	27,035	12,315
Total revenue	77,072	58,331
Operating costs and expenses
Operating costs	66,555	43,933
General and administrative	4,831	6,582
Depreciation	11,049	11,295
Loss on EDC Sale	3	—
Total operating costs and expenses	82,438	61,810
Loss from operations	(5,366)	(3,479)
Other (expense) income
Interest income	49	4
Interest expense and other financing charges	(5,558)	(8,504)
Other, net	322	(775)
Total other expense	(5,187)	(9,275)
Loss before income taxes	(10,553)	(12,754)
Income tax (benefit) provision	(7,978)	1,438
Net loss	(2,575)	(14,192)
Net (loss) income attributable to noncontrolling interests	(289)	706
Net loss attributable to shareholders	$(2,286)	$(14,898)
Loss per share
Basic and Diluted	$(0.17)	$(1.14)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Three-Month Period Ended March 31, 2022
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2022	13,115	$13	$633,847	$(369,792)	$1,783	$265,851
Share-based compensation	—	—	26	—	—	26
Share-based compensation - dividend equivalents	—	—	(63)	—	—	(63)
Net (loss) income	—	—	—	(14,898)	706	(14,192)
Balance March 31, 2022	13,115	$13	$633,810	$(384,690)	$2,489	$251,622

	Three-Month Period Ended March 31, 2023
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2023	13,115	$13	$633,863	$(373,147)	$1,770	$262,499
Share-based compensation issuance of shares	114	—	—	—	—	—
Shares repurchased to settle withholding taxes	—	—	(246)	—	—	(246)
Share-based compensation	—	—	11	—	—	11
Share-based compensation - dividend equivalents	—	—	(37)	—	—	(37)
Net loss	—	—	—	(2,286)	(289)	(2,575)
Balance March 31, 2023	13,229	$13	$633,591	$(375,433)	$1,481	$259,652

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,575)	$(14,192)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	11,049	11,295
Amortization of debt financing costs	266	410
Share-based compensation expense	11	26
Loss on debt extinguishment	703	—
Deferred income tax expense	711	365
Gain on disposal of assets	—	(1,893)
Loss on EDC Sale	3	—
Changes in operating assets and liabilities:
Trade receivables, net	(32,692)	(13,205)
Materials and supplies	(1,131)	(482)
Prepaid expenses and other current assets	(12,566)	155
Other assets	5,631	(16,639)
Accounts payable	12,101	23,165
Other current liabilities and other long-term liabilities	347	2,790
Net cash used in operating activities	(18,142)	(8,205)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(843)	(6,899)
Net proceeds from sale of assets	—	3,100
Net cash used in investing activities	(843)	(3,799)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 9.50% First Lien Notes	194,000	—
Repayment of long-term debt	(180,000)	—
Shares repurchased for tax withholdings on settlement of RSUs	(246)	—
Payments of dividend equivalents	(5,278)	—
Debt issuance costs	(3,935)	—
Net cash provided by financing activities	4,541	—
Net decrease in unrestricted and restricted cash and cash equivalents	(14,444)	(12,004)
Unrestricted and restricted cash and cash equivalents—beginning of period	93,257	90,608
Unrestricted and restricted cash and cash equivalents—end of period	$78,813	$78,604
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$5,162	—
Income taxes (net of refunds)	1,242	1,769
Non-cash investing and financing transactions:
Accrued debt issuance costs	1,627	—
Accrued additions to property and equipment	—	8,097

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VANTAGE DRILLING INTERNATIONAL

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Recent Events

Vantage Drilling International, a Cayman Islands exempted company, together with its consolidated subsidiaries (collectively the “Company”), is an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis to drill oil and gas wells for our customers. Through our fleet of drilling units, we are a provider of offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for third party owned drilling units, we provide operations and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction, and preservation management services for rigs that are stacked.

Redemption of the 9.25% First Lien Notes

On February 3, 2023, the Company issued a notice of full conditional redemption to the then existing recordholders (the “Notice of Full Conditional Redemption”) of the remaining portion of the 9.25% First Lien Notes then outstanding after the partial redemption consummated in December 2022. The balance of the 9.25% First Lien Notes was redeemed in full on March 6, 2023 with proceeds derived from the issuance of the 9.50% First Lien Notes (as discussed immediately below). See “Note 5. Debt” of these “Notes to Unaudited Consolidated Financial Statements” for further information regarding the Notice of Full Conditional Redemption.

9.50% First Lien Notes Offering

On February 14, 2023, the Company priced an offering of $200.0 million in aggregate principal amount of the 9.50% First Lien Notes and entered into a purchase agreement with several investors pursuant to which the Company agreed to sell the 9.50% First Lien Notes (the “9.50% First Lien Notes Offering”) to the purchasers in reliance on an exemption from registration provided by Section 4(a)(2), Rule 144A and/or Regulation S of the Securities Act. On March 1, 2023, the Company closed on the sale of the 9.50% First Lien Notes. See “Note 5. Debt” of these “Notes to Unaudited Consolidated Financial Statements” for further information regarding the 9.50% First Lien Notes Offering.

The Aquadrill Merger and the Termination of Certain Agreements

VHI previously entered into a framework agreement with Aquadrill LLC (“Aquadrill”) on February 9, 2021 (the “Framework Agreement”), and, certain subsidiaries of VHI (the “VHI Entities”) subsequently entered into a series of related management and marketing agreements (collectively, the “Marketing and Management Agreements” and together with the Framework Agreement, the “Framework, Management and Marketing Agreements”) with certain subsidiaries of Aquadrill (collectively, the “Aquadrill Entities”). Pursuant to the Framework, Management and Marketing agreements, the VHI Entities agreed to provide certain marketing and operational management services with respect to the Capella, Polaris and Aquarius floaters. As of May 12, 2023, the Capella and the Polaris were performing drilling services for clients under their respective drilling contracts, while the Aquarius was mobilizing to Norway.

Pursuant to the terms of the Framework, Management and Marketing Agreements, the Company is eligible to receive the following fees associated with the management and marketing of the Aquadrill rigs: (i) first, the Company is to be paid a fixed management fee of $2,000, $4,000, $6,000 and $10,000 per day to manage a cold stacked rig, warm stacked rig, reactivating rig or operating rig, respectively (provided, that, certain discounts are to be provided on the management fee associated with cold stacked rigs to the extent there are more than one such rigs managed by the Company for Aquadrill); (ii) second, there are certain bonus/malus amounts that are applied to the fixed management fee that are contingent on whether the actual expenditures for a particular rig that is stacked, mobilizing, being reactivated or preparing for a contract exceed or come in under budget; (iii) third, the Company is eligible to receive a marketing fee of 1.5% of the effective day rate of a drilling contract secured for the benefit of Aquadrill; (iv) fourth, the Company is eligible to earn a variable fee equal to 13% of the gross margin associated with managing an operating rig for Aquadrill; and (v) lastly, all costs incurred by the Company are reimbursed by Aquadrill (other than incremental overhead costs incurred by Vantage). In accordance with the terms of the Framework, Marketing and Management Agreements, Aquadrill may also terminate such agreements upon 90 days’ notice (the “Notice Termination Period”), subject to certain conditions set forth in such agreements.

On December 23, 2022, Seadrill Ltd. announced that it had entered into a merger agreement with Aquadrill LLC (“Aquadrill”), pursuant to which Aquadrill would become a wholly owned subsidiary of Seadrill Ltd. (the “Aquadrill Merger”), and on April 3, 2023, Seadrill Ltd. announced that it had closed the Aquadrill Merger. On April 10, 2023, we received a notice of termination (the “Termination Notice”) of the management agreement (the “Aquarius Management Agreement”) and marketing agreement with respect to the Aquarius (the “Aquarius Marketing Agreement,” and together with the Aquarius Management Agreement, the “Aquarius Agreements”), and the marketing agreements with respect to the Capella and Polaris (the “Capella and Polaris Marketing Agreements”), in each case as a result of the Aquadrill Merger. Accordingly, after the Notice Termination Period lapses, we will no longer be managing or marketing the Aquarius nor eligible to earn management fees under the Aquarius Management Agreement as of July 9, 2023. Notwithstanding the termination of the Aquarius Agreements and the Capella and Polaris Marketing Agreements, certain provisions survived such termination and, therefore, to the extent that a drilling contract(s) is secured and executed in respect of outstanding bids or tenders for the Aquarius, Polaris and/or Capella, we will still be eligible to earn the marketing fee in respect of such secured and executed contracts, as well as in respect of existing drilling contracts. Moreover, as the management agreements with respect to the Capella and Polaris remain in effect as of the date hereof, we continue to manage and operate those rigs for Seadrill Ltd. (and for the oil and gas clients under their respective drilling contracts) and therefore, remain eligible to receive the management and variable fees described immediately above. Nevertheless, there is no guarantee that such arrangements will remain in place in the near- and long-term and any further terminations of such arrangements could have a material impact on our financial condition and future results of operations.

Impact of the COVID-19 Pandemic

The global spread of COVID-19, including its highly contagious variants and sub-lineages has caused widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, implementing quarantine, testing and vaccination requirements. These governmental reactions to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and could continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

Any resurgence of COVID-19 could pose significant risks and challenges worldwide, and while the Company has previously managed, and continues to actively manage, the business in an attempt to mitigate any ongoing and material impact from the spread of COVID-19, management anticipates that our industry, and the world at large, will need to continue to operate in, and further adapt, to the current environment for the foreseeable future.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, has been prepared without audit, pursuant to the rules and regulations promulgated by the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair statement. Our Consolidated Balance Sheet at December 31, 2022 is derived from our audited consolidated financial statements for the year ended December 31, 2022. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Current assets	$5,416	$11,383
Non-current assets	781	1,590
Current liabilities	1,133	4,749
Non-current liabilities	2,068	4,637
Net carrying amount	$2,996	$3,587

As ADVantage is a majority owned subsidiary of the Company, it serves as a guarantor under the First Lien Indenture relating to the 9.50% First Lien Notes. The 9.50% First Lien Notes are secured by a first priority lien on all of the assets of ADVantage, subject to certain exceptions. Creditors’ recourse against ADVantage for liabilities of ADVantage is limited to the assets of ADVantage.

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

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from our Consolidated Balance Sheets and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. For the three months ended March 31, 2022, we recognized a net gain of approximately $1.9 million related to the sale or retirement of assets. The gain/loss related to the sale or retirement of assets for the three months ended March 31, 2023 was immaterial.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. As of March 31, 2023, no triggering event has occurred to indicate that the carrying value of our drilling rigs may not be recoverable.

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

Two customers accounted for approximately 37% and 36% of our consolidated trade receivables, net as of March 31, 2023, and three customers accounted for approximately 38%, 27% and 20% of our consolidated trade receivables, net as of March 31, 2022.

Credit Losses – Accounts Receivable: The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers (or customer groups) indicate that risk characteristics have changed. We also considered the impact of the COVID-19 pandemic and the associated oil price and market share volatility on our allowance for credit losses. The allowance for credit losses on our trade receivables was $5.0 million as of each of March 31, 2023 and December 31, 2022, respectively. This amount represents a customer’s decision not to pay us for days impacted by what we believe were force majeure and other similar events for which we would still be entitled to receive payment under the applicable contract. We disagree with the customer's decision and are currently evaluating our remedies, if any, under the applicable contract.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended March 31,
	2023	2022
	(unaudited, in thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,179	13,115
Restricted share equity awards	—	—
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,179	13,115

The following sets forth the number of shares excluded from diluted EPS computations due to their antidilutive effect:

	Three Months Ended March 31,
	2023	2022
	(unaudited, in thousands)
Restricted share equity awards	103	220
Future potentially dilutive Ordinary Shares excluded from diluted EPS	103	220

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three months ended March 31, 2023 and 2022, we recognized a net gain of approximately $0.3 million and a net loss of approximately $0.8 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable and accounts payable. These items are considered Level 1 due to their short-term nature and their market interest rates and are, therefore, considered a reasonable estimate of fair value. The Company classifies short-term investments within Level 1 in the fair value hierarchy because quoted prices for identical assets in active markets are used to determine fair value. As of March 31, 2023, the fair value of the 9.50% First Lien Notes was approximately $197.3 million based on quoted market prices in a less active market, a Level 2 measurement. See “Note 5. Debt” of these “Notes to Unaudited Consolidated Financial Statements” for additional information on the 9.50% First Lien Notes.

Share-based Compensation: TBGs granted under the 2016 Amended MIP vest annually, ratably over four years; however, accelerated vesting is provided for in the event of a QLE. Otherwise, the settlement of any vested TBGs occurs upon the seventh anniversary of the effective date set forth in each individual award letter. PBGs granted under the 2016 Amended MIP contain vesting eligibility provisions tied to the earlier of a QLE or seven years from the Effective Date. Upon the occurrence of a vesting eligibility event, the number of PBGs that vest will be dependent on the achievement of pre-determined TEV targets specified in the grants.

Both the TBGs and PBGs are classified as equity awards. Under the provisions of ASC 718 Compensation – Stock Compensation share-based compensation expense is recognized over the requisite service period from the grant date to the fourth-year vest date for TBGs. For PBGs, expense will be recognized when it is probable that the TEV targets will be met. Once it is probable the performance condition will be met, compensation expense based on the fair value of the PBGs at the conversion date of the Convertible Notes will be recognized for the service period completed to the seventh anniversary of the Effective Date for PBGs.

Noncontrolling Interest:

Noncontrolling interests represent the equity investments of the minority owner in ADVantage, a joint venture with ADES that we consolidate in our financial statements.

Recently Adopted Accounting Standards:

No new accounting standards were adopted during the three-month period ended March 31, 2023.

Recently Issued Accounting Standards:

There have been no new accounting pronouncements not yet effective that have significance with respect to our consolidated financial statements.

3. Revenue from Contracts with Customers

The activities that primarily drive the revenue earned in our drilling contracts with customers include (i) providing our drilling rig, work crews, related equipment and services necessary to operate the rig, (ii) delivering the drilling rig by mobilizing to, and demobilizing from, the drill site, and (iii) performing pre-operating activities, including rig preparation activities and/or equipment modifications required for the contract.

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

For rigs owned by a third party that we manage or support, the contracts generally provide for a fixed fee based on various factors, including the status of the rig or a specific duration. In addition, we may earn a marketing fee based on a percentage of the effective dayrate of a drilling contract secured on behalf of the third party and a variable management fee of the gross margin associated with managing an operating rig. We are considered the principal or agent with respect to certain contractual arrangements and therefore, we record the associated revenue at the gross or net amounts billed to the customers, respectively.

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

Charter Lease Revenue. In relation to certain bareboat charter agreements where we lease our owned rigs to unaffiliated third parties, we receive a fixed fee based on the number of days the rig is drilling. Furthermore, under certain other bareboat charter agreements, we receive a variable fee based on a percentage of gross margin generated on a monthly basis.

Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. We may be considered a principal or an agent in such transactions and therefore, we recognize reimbursable revenues and the corresponding costs either on a gross or net basis, as applicable, as we provide the requested goods and services.

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Jackups	Deepwater	Managed	Consolidated	Jackups	Deepwater	Managed	Consolidated
(unaudited, in thousands)
Dayrate revenue	$5,123	$19,575	$21,725	$46,423	$15,331	$25,996	$1,103	$42,430
Amortized revenue	113	2,177	1,324	3,614	220	3,366	—	3,586
Charter lease revenue	2,150	—	—	2,150	—	—	—	—
Reimbursable revenue	3,218	1,054	20,613	24,885	2,207	2,976	7,132	12,315
Total revenue	$10,604	$22,806	$43,662	$77,072	$17,758	$32,338	$8,235	$58,331

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

We recognize contract liabilities, recorded in other “Other current liabilities” and “Other long-term liabilities” within our Consolidated Balance Sheets, for prepayments received from customers and for deferred revenue received for mobilization, contract preparation and capital upgrades.

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Current contract cost assets	$13,244	$7,324
Current contract revenue liabilities	45,729	35,085

Significant changes in contract cost assets and contract revenue liabilities during the three months ended March 31, 2023 are as follows:

	Contract Cost Assets	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2022	$7,324	$35,085
Increase due to contractual changes	9,313	34,616
Decrease due to recognition of revenue	(3,393)	(23,972)
Balance as of March 31, 2023 (1)	$13,244	$45,729
(1)
We expect to recognize contract revenues of approximately $45.7 million during the remaining nine months of 2023 related to unsatisfied performance obligations existing as of March 31, 2023, which includes $28.7 million related to customer prefunding of reimbursables.

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

The components of lease expense for the periods indicated were as follows:

		Three Months Ended March 31,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2023	2022
Operating lease cost(1)	Operating costs	$217	$255
Operating lease cost(1)	General and administrative	284	284
Sublease income	General and administrative	(215)	(183)
Total operating lease cost		$286	$356

(1) Short-term lease costs were approximately $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheets	March 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease ROU assets	$1,235	$1,648
Total leased assets		$1,235	$1,648
Liabilities:
Current operating	Other current liabilities	$1,103	$1,520
Noncurrent operating	Other long-term liabilities	194	222
Total lease liabilities		$1,297	$1,742

As of March 31, 2023, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining nine months of 2023	$1,115
2024	139
2025	104
2026	—
2027	—
Total future lease payments	$1,358
Less imputed interest	(61)
Present value of lease obligations	$1,297

The weighted average discount rate was 9.26% as of March 31, 2023 and 9.25% as of December 31, 2022. The weighted average remaining lease term for operating leases was 1.04 years and 1.19 years as of March 31, 2023 and December 31, 2022, respectively.

5. Debt

Our debt was composed of the following as of the dates indicated:

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $0 and $773, respectively	$—	$179,227
9.50% First Lien Notes, net of financing costs of $11,366 and $0, respectively	188,634	—
	188,634	179,227
Less current maturities of long-term debt	—	—
Long-term debt, net	$188,634	$179,227

9.25% First Lien Notes. On November 30, 2018, the Company issued $350.0 million in aggregate principal amount of 9.25% First Lien Notes in a private placement. The 9.25% First Lien Notes were issued at par and are fully guaranteed on a senior secured basis by the Company’s direct and indirect subsidiaries, and were secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries, in each case subject to certain exceptions. The 9.25% First Lien Notes were subject to first payment priority in favor of holders of up to $50.0 million of future super-priority debt and were subject to both mandatory and optional redemption provisions.

The 9.25% First Lien Notes were scheduled to mature on November 15, 2023 and bore interest from the date of their issuance at the rate of 9.25% per year. Interest was computed on the basis of a 360-day year comprised of twelve 30-day months and was payable semi-annually in arrears, commencing on May 15, 2019.

On November 22, 2022, the Company issued a notice of partial redemption (the “Notice of Partial Redemption”) of the 9.25% First Lien Notes. Pursuant to the Notice of Partial Redemption, the Company gave the existing recordholders of the 9.25% First Lien Notes notice that it intended to redeem $170.0 million of the outstanding 9.25% First Lien Notes on December 22, 2022 (the “Redemption Date”), at a redemption price equal to 100.0% of the aggregate principal amount of the 9.25% First Lien Notes to be redeemed, plus accrued and unpaid interest and Additional Amounts (as defined in the First Lien Indenture), if any, but not including, the date fixed for the redemption of the 9.25% First Lien Notes. On the Redemption Date, the Company made a payment of approximately $171.6 million, an amount which included principal and interest.

On February 3, 2023, the Company issued a notice of full conditional redemption (the “Notice of Full Conditional Redemption”) pursuant to the First Lien Indenture. Pursuant to the Notice of Full Conditional Redemption, the Company gave existing recordholders of the 9.25% First Lien Notes notice that, upon the satisfaction of the Condition Precedent (as defined below), it intended to redeem all $180.0 million of its outstanding 9.25% First Lien Notes at a redemption price equal to 100.0% of the aggregate principal amount of the 9.25% First Lien Notes to be redeemed, plus accrued and unpaid interest and Additional Amounts (as defined in the First Lien Indenture), if any, to, but not including, the date of redemption. The redemption of the 9.25% First Lien Notes was conditioned upon the receipt by the Company of proceeds from a completed debt financing in an amount sufficient, in the Company’s opinion, to fund the Redemption Price on the date of redemption pursuant to the terms of the Indenture (the “Condition Precedent”). The 9.25% First Lien Notes were redeemed in full on March 6, 2023, using proceeds derived from the issuance of the 9.50% First Lien Notes (as discussed below). Due to the Company’s intention and ability to replace the 9.25% First Lien Notes with the 9.50% First Lien Notes, which mature in February 2028, the 9.25% First Lien Notes have been presented as long-term liabilities on our Consolidated Balance Sheets as of December 31, 2022.

9.50% First Lien Notes. On February 14, 2023, the Company priced an offering of $200.0 million in aggregate principal amount of 9.50% First Lien Notes at an issue price of 97% and entered into a purchase agreement with several investors pursuant to which the Company agreed to sell the 9.50% First Lien Notes (the “9.50% First Lien Notes Offering”) to the purchasers in reliance on an exemption from registration provided by Section 4(a)(2), Rule 144A and/or Regulation S of the Securities Act. On March 1, 2023, the Company closed the sale of the 9.50% First Lien Notes. The proceeds derived from the 9.50% First Lien Notes Offering were used (i) to redeem all outstanding 9.25% First Lien Notes (as discussed immediately above), (ii) to pay fees and expenses related to the 9.50% First Lien Notes Offering and (iii) for general corporate purposes.

The 9.50% First Lien Notes will mature on February 15, 2028. The Company will pay interest on the 9.50% First Lien Notes on February 15 and August 15 of each year, commencing on August 15, 2023. Interest on the 9.50% First Lien Notes will accrue from March 1, 2023, at a rate of 9.50% per annum, and be payable in cash. The 9.50% First Lien Notes will be guaranteed on a joint and several basis by the Company’s current and future direct and indirect subsidiaries, subject to certain exceptions (including Vantage Financial Management Co.) and will be secured by a first priority lien on substantially all of the assets of the Company and such subsidiaries, in each case subject to certain exceptions. In connection with the issuance of the 9.50% First Lien Notes, we are permitted to maintain up to $25.0 million in letters of credit outstanding to support our operations.

The 9.50% First Lien Notes are subject to mandatory redemptions upon the occurrence of certain events, including (i) an annual excess cash flow sweep of 50% of excess cash flow and (ii) upon the receipt of net proceeds from specified asset sales, in each case as further described in the 9.50% First Lien Indenture.

The 9.50% First Lien Notes are subject to redemption at the option of the Company, including upon certain change of control events occurring on or after February 15, 2025, and in certain cases upon the occurrence of certain events, as further described in the 9.50% First Lien Indenture. The 9.50% First Lien Indenture contains customary covenants that will limit the Company’s ability and, in certain instances, the ability of the Company’s subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of debt, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications which are described in greater detail in the 9.50% First Lien Indenture.

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

Letters of credit to support our bank guarantee and similar needs are provided to us on demand by JPMorgan Chase Bank N.A. As of March 31, 2023, we maintained letters of credit outstanding in the amount of $11.4 million. Such amount includes a letter of credit in respect of a $3.6 million bank guarantee (the “Historical Bank Guarantee”) supporting obligations under one of our former drilling contracts to which we no longer are a party as it was included in the EDC Sale.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. Upon emergence from bankruptcy on the Effective Date, VDI issued 5,000,053 Ordinary Shares in connection with the settlement of Liabilities Subject to Compromise in accordance with the Reorganization Plan and the VDC Note. On December 4, 2019, VDI issued an additional 8,114,977 Ordinary Shares to convert all of the outstanding Convertible Notes. As of March 31, 2023, 13,229,280 Ordinary Shares were issued and outstanding.

Share-based Compensation

On August 9, 2016, the Company adopted the 2016 Amended MIP to align the interests of participants with those of the Company’s shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards. During the three months ended March 31, 2023, 14,286 TBGs were granted to employees or directors of the Company. No awards were granted to employees or directors during the three months ended March 31, 2022. During the three months ended March 31, 2023, 919 of previously granted TBGs vested and 131,844 previously vested TBGs were issued to current or former employees or directors of the Company, of which 17,590 Ordinary Shares were repurchased to settle withholding taxes.

Both the TBGs and PBGs are classified as equity awards. For the three months ended March 31, 2023, share-based compensation expense related to the TBGs was immaterial. As of March 31, 2023, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs. Pursuant to the terms of the award agreements, all the PBGs granted were forfeited and cancelled for no consideration as they had not met the TEV performance condition as of the seventh anniversary of the Effective Date.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016 Amended MIP. As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $3.3 million has been recorded in “Other current liabilities” and $0.3 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at March 31, 2023 to be paid upon settlement of the TBGs. During the three months ended March 31, 2023, $5.3 million was paid to current or former employees or directors as a result of the settlement of the TBGs (as discussed immediately above).

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

On January 22, 2020, VDI filed the Tax Election with the IRS to be treated as a partnership, rather than a corporation, for U.S. federal income tax purposes, with an effective date retroactive to December 9, 2019. As a result, U.S. Holders are required to take into account their allocable share of items of income, gain, loss deduction and credit of VDI for each taxable year of VDI ending with or within the U.S. Holder’s taxable year, regardless of whether any distribution has been or will be received from VDI. Each item generally will have the same character and source (either U.S. or foreign) as though the U.S. Holder had realized the item directly. VDI’s change in tax status did not have a material impact on our consolidated financial statements as of March 31, 2023.

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

Brazil Improbity Action

On April 27, 2018, the Company was added as an additional defendant in a legal proceeding (the “Improbity Action”), initiated by the Brazilian Federal Prosecutor against certain individuals, including an executive of Petrobras and two political lobbyists, in connection with the contracting of the Titanium Explorer drillship to Petrobras under the Government Agreement for the Provision of Drilling Services for the Titanium Explorer, dated February 4, 2009, by and between Petrobras Venezuela Investments & Services, BV and Vantage Deepwater Company (and subsequently novated to Petrobras America, Inc. and Vantage Deepwater Drilling, Inc.), with the Brazilian government and Petrobras as plaintiffs. Vantage is alleged to have been involved in and benefited from the purported bribery scheme at Petrobras through Hamylton Padilha, the Brazilian agent our former parent company, VDC, used in the contracting of the Titanium Explorer drillship to Petrobras, and Mr. Hsin-Chi Su, a former member of VDC’s board of directors and a significant shareholder of VDC. We first became aware of the legal proceeding on July 19, 2018 as it was previously under seal. On March 22, 2019, we were formally served in the United States and on April 12, 2019, we subsequently filed our preliminary statement of defense with the 11th Federal court of the Judicial Branch of Curitiba, State of Parana, Brazil (the “Brazilian Federal Court”). On August 20, 2020, the Brazilian Federal Court dismissed our preliminary statement of defense. On October 5, 2020, we subsequently filed a motion to clarify with the Brazilian Federal Court requesting the reconsideration of certain aspects of the decision dismissing our preliminary statement of defense. Our motion to clarify was denied on December 14, 2020, and on February 10, 2021 we filed an interlocutory appeal with the 4th Circuit of the Federal Court of Appeals in Porto Alegre, State of Rio Grande do Sul, Brazil (the “Brazilian Appellate Court”), the appellate court hearing appeals in the “Car Wash” cases, seeking to reverse the Brazilian Federal Court’s denial of our preliminary defense. On April 15, 2021, the Brazilian authorities served us indirectly through the U.S. Department of Justice agreeing to formally send us documents related to the Improbity Action. On May 13, 2021, the Brazilian Appellate Court’s reporting judge for our matter granted our request for preliminary relief and ordered an immediate stay of the Improbity Action (as it applies to the Company). A proceeding with regard to the interlocutory appeal commenced on August 30, 2022 (the “August 2022 Proceeding”) and on December 6, 2022, the Brazilian Appellate Court ruled in our favor, revoking the asset freeze order, which had already been stayed pending a decision from the court, and immediately dismissed the Improbity Action as to the Company (the “Improbity Decision”). The Improbity Decision is still subject to clarification and appeal by the Brazilian government and Petrobras, and on January 30, 2023 and February 1, 2023, Petrobras and the Brazilian federal government filed respective motions to clarify the Improbity Decision. On March 31, 2023, the Company filed its response to the motions to clarify the Improbity Decision. The Company will be notified as to the timing of the hearing of the motions to clarify the Improbity Decision.

The Company understands that the Improbity Action is a civil action and is part of the Brazilian Federal Prosecutor’s larger “Car Wash” investigation into money laundering and corruption allegations in Brazil. Separately, Federal Law no. 14,230/2021 (the “New Administrative Improbity Law”) was enacted on October 26, 2021, which substantially amended the existing Brazilian improbity legal framework. While the Company believes that the developments arising from the enactment of the New Administrative Improbity Law render the case against it moot, the Company cannot predict the ultimate outcome of the August 2022 Proceeding and the Company will be obligated to file a statement of defense in the matter if the Improbity Decision is later reversed.

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $20.8 million, changes in the USD amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $83.2 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil and does not currently intend to relocate any assets to Brazil. On February 13, 2019, we learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of approximately $83.2 million.

On April 12, 2019, the Company filed an interlocutory appeal with the Brazilian Appellate Court to stay the seizure and freezing order of the Brazilian Federal Court.

On May 20, 2019, the Company announced that the Brazilian Appellate Court's reporting judge ruled in favor of the Company’s appeal to stay the seizure and freezing order of the Brazilian Federal Court. As noted above, the Brazilian Appellate Court ruled in favor of the Company in the Improbity Decision, which, among other things, revoked the asset freeze order. The Improbity Decision is still subject to clarification and appeal by the Brazilian government and Petrobras, and on January 30, 2023 and February 1, 2023, Petrobras and the Brazilian federal government filed respective motions to clarify the Improbity Decision. On March 31, 2023, the Company filed its responses to the motions to clarify the Improbity Decision. The Company will be notified by the Brazilian Appellate Court as to the timing of the hearing of the Brazilian Appellate Court to adjudicate the motions to clarify the Improbity Decision.

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

The Company has defended, and intends to continue to vigorously defend, against the allegations made in the Improbity Action and oppose and defend against any attempts to reverse the Improbity Decision and/or seize the Company's assets. However, we can neither predict the ultimate outcome of this matter nor that there will not be further developments in the “Car Wash” investigation or in any other ongoing investigation or related proceeding that could adversely affect us. We are not able to determine the likelihood of loss, if any, arising from this matter as of the date of this Quarterly Report.

Cyber Matters

In 2022, we experienced additional e-mail related cybersecurity intrusions (the “2022 Cyber Matters”). We became aware of the 2022 Cyber Matters in the fourth quarter of 2022 that resulted in (i) two unauthorized transfers of cash from a company bank account to an outside bank account, (ii) one attempted transfer that was stopped and reversed by a financial institution and (iii) one attempted transfer that was stopped by the Company’s internal controls. We have since taken, and continue to take, measures designed to detect, remediate and prevent similar cybersecurity intrusions and threats from recurring. Because the 2022 Cyber Matters are still under investigation, we can neither predict the ultimate outcome of this matter nor whether there will be further developments in the 2022 Cyber Matters investigation that could adversely affect us. Our investigation to date has not revealed any information that suggests the 2022 Cyber Matters will result in a material loss to the Company. However, we are not able to determine the likelihood of loss, if any, arising from the 2022 Cyber Matters as of the date of this Quarterly Report. Furthermore, we cannot provide assurance that we will not in the future experience any other actual or attempted breaches of our cybersecurity, or that our security efforts and remedial measures will prevent future security threats from materializing, if at all.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Sales tax receivable	$8,264	$5,407
Down payments to vendors	7,753	6,269
Prepaid fuel	2,216	3,200
Income tax receivable	11,725	1,373
Current deferred contract costs	13,244	7,324
Current deposits	3,557	139
Other	2,101	1,909
	$48,860	$25,621

Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated:

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Drilling equipment	$626,534	$624,739
Assets under construction	3,123	4,075
Office and technology equipment	18,405	18,405
Leasehold improvements	690	690
	648,752	647,909
Accumulated depreciation	(320,502)	(309,453)
Property and equipment, net	$328,250	$338,456

Other Assets

Other assets consisted of the following as of the dates indicated:

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Noncurrent restricted cash	$2,781	$2,781
Deferred certification costs	2,938	3,308
Deferred income taxes	1,218	1,897
Noncurrent income tax receivable	1,256	4,766
Other noncurrent assets	4,244	5,582
	$12,437	$18,334

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Interest	$1,582	$2,126
Compensation	5,662	8,786
2016 MIP - Dividend equivalent (1)	3,272	5,278
Income taxes payable	2,982	2,662
Current deferred revenue	45,729	35,085
Current portion of operating lease liabilities	1,103	1,520
Current customer prefunding	15,913	10,049
Other	634	673
	$76,877	$66,179

(1) “Dividend equivalents” on vested TBGs are payable upon settlement of the applicable award.

Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Deferred income taxes	$762	$730
2016 MIP - Dividend equivalent (1)	285	3,520
Noncurrent operating lease liabilities	194	222
Noncurrent customer prefunding	3,950	3,950
Indirect tax contingencies	4,307	4,339
Other non-current liabilities	126	120
	$9,624	$12,881

(1) “Dividend equivalents” on vested TBGs are payable upon settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Cash and cash equivalents	$69,916	$74,026
Restricted cash	6,116	16,450
Restricted cash included within Other Assets	2,781	2,781
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$78,813	$93,257

Restricted cash represents cash held by banks as collateralizing letters of credit.

Related Party Transactions

The Company does not currently have any reportable transactions with entities that meet the definition of related parties as specifically defined by ASC 850 Related Party Disclosures. The Company does have recurring transactions and collaboration agreements in the ordinary course of business with ADES, as described in “Note 1. Organization and Recent Events” and “Note 2. Basis of Presentation and Significant Accounting Policies”, and Aquadrill LLC (“Aquadrill”), as described below.

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

On September 22, 2022, three wholly owned subsidiaries of VHI entered into several related agreements with Advanced Energy Services, S.A.E., a subsidiary of ADES (“ADES SAE” and together with ADES Arabia, the “ADES Group”), including a; (i) secondment agreement; (ii) services agreement; and (iii) bareboat charter agreement, in each case to support a drilling campaign that will utilize the Topaz Driller jackup (collectively, the “ADES Ancillary Agreements”). These contracts generally provide for: (a) reimbursement of loaned employee personnel costs plus a service fee; (b) a fixed fee based on days the rig is drilling; (c) a variable fee based on a percentage of gross margin generated on a monthly basis; and (d) reimbursement for purchases of supplies, equipment and personnel services, and other services provided at the request of ADES SAE. Fees earned as a result of these agreements are included in “Reimbursable and other” in our Consolidated Statement of Operations within the Drilling Services segment as reported in “Note 10. Business Segment and Significant Customer Information.”

For the three ended March 31, 2023, we recognized revenue of $5.6 million from the ADES Group in connection with the ADES Ancillary Agreements.

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

Aquadrill Merger; Framework, Management and Marketing Agreements

VHI previously entered into the Framework, Management and Marketing Agreements, pursuant to which certain subsidiaries of VHI agreed to provide operating, management and marketing services to the Aquadrill Entities. Fees earned in connection with these agreements are included in “Management fees” and “Reimbursable and other” in our Consolidated Statement of Operations within the Managed Services segment as reported below in “Note 10. Business Segment and Significant Customer Information.” For the three months ended March 31, 2023 and 2022, we recognized revenue of $21.8 million and $8.2 million, respectively.

On December 23, 2022, Seadrill Ltd. announced that it had agreed to consummate the Aquadrill Merger and on April 3, 2023, the Aquadrill Merger closed. On April 10, 2023, we received the Termination Notice from Aquadrill and, upon the lapse of the Notice Termination Period, we will no longer (i) manage or market the Aquarius nor (ii) market the Capella and Polaris. However, as the management agreements are still in effect with respect to the Capella and Polaris, we continue to manage and operate those rigs for Seadrill Ltd. (and for the oil and gas clients under their respective drilling contracts). See “Note 1. Organization and Recent Events” of these Notes to Unaudited Financial Statements for further information with respect to the termination of the Aquarius Agreements and the Capella and Polaris Marketing Agreements.

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

	Three Months Ended March 31, 2023
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$26,988	$20,929	$—	$47,917
Management fees	—	2,120	—	2,120
Reimbursables and other	6,422	20,613	—	27,035
Total revenue	33,410	43,662	—	77,072
Operating costs and expenses
Operating costs	27,722	38,833	—	66,555
General and administrative	—	—	4,831	4,831
Depreciation	10,639	—	410	11,049
Loss on EDC Sale	—	—	3	3
Total operating costs and expenses	38,361	38,833	5,244	82,438
(Loss) income from operations	(4,951)	4,829	(5,244)	(5,366)
Other (expense) income
Interest income	—	—	49	49
Interest expense and financing charges	—	—	(5,558)	(5,558)
Other, net	—	—	322	322
Total other expense	—	—	(5,187)	(5,187)
(Loss) income before income taxes	$(4,951)	$4,829	$(10,431)	$(10,553)

Reconciliation of (loss) income from operations to segment adjusted operating income:	Drilling Services	Managed Services
(Loss) income from operations	$(4,951)	$4,829
Depreciation	10,639	—
Segment adjusted operating income	$5,688	$4,829

	Three Months Ended March 31, 2022
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$44,913	$—	$—	$44,913
Management fees	—	1,103	—	1,103
Reimbursables and other	5,183	7,132	—	12,315
Total revenue	50,096	8,235	—	58,331
Operating costs and expenses
Operating costs	36,438	7,495	—	43,933
General and administrative	—	—	6,582	6,582
Depreciation	10,856	—	439	11,295
Total operating costs and expenses	47,294	7,495	7,021	61,810
(Loss) income from operations	2,802	740	(7,021)	(3,479)
Other (expense) income
Interest income	—	—	4	4
Interest expense and financing charges	—	—	(8,504)	(8,504)
Other, net	—	—	(775)	(775)
Total other expense	—	—	(9,275)	(9,275)
(Loss) income before income taxes	$2,802	$740	$(16,296)	$(12,754)

Reconciliation of income from operations to segment adjusted operating income:	Drilling Services	Managed Services
Income from operations	$2,802	$740
Depreciation	10,856	—
Segment adjusted operating income	$13,658	$740

Our revenue by country and segment was as follows for the periods indicated (revenue of less than 10% are included in “Other countries”):

		Three months ended March 31,
Country	Segment	2023	2022
(unaudited, in thousands)
India	Drilling Services and Managed Services	$34,139	$13,289
UAE	Drilling Services and Managed Services	22,644	8,188
Indonesia	Drilling Services and Managed Services	9,546	2,979
Namibia	Drilling Services	8,993	—
Egypt	Drilling Services	—	17,121
Qatar	Drilling Services	—	7,385
Other countries (1)	Drilling Services and Managed Services	1,750	9,369
Total revenues		$77,072	$58,331

(1) “Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

For the three months ended March 31, 2023 and 2022, a substantial amount of our revenue was derived from countries outside of the United States. Revenue with customers that contributed 10% or more of revenue for the periods indicated were as follows:

		Three months ended March 31,
(unaudited)	Segment	2023	2022
Customer 1	Drilling Services and Managed Services	44%	23%
Customer 2	Managed Services	28%	14%
Customer 3	Drilling Services	12%	0%
Customer 4	Drilling Services	0%	29%
Customer 5	Drilling Services	0%	13%

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

	March 31, 2023	December 31, 2022
(unaudited, in thousands)
Namibia	$155,485	$—
India	77,868	81,309
Indonesia	57,440	58,663
International Waters	—	158,785
Other countries (1)	37,457	39,699
Total property and equipment	$328,250	$338,456

(1) “Other countries” represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of March 31, 2023, and our results of operations for the three months ended March 31, 2023 and 2022. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Overview

We are an international offshore drilling company focused on operating a fleet of modern, high specification drilling units. Our principal business is to contract drilling units, related equipment and work crews, primarily on a dayrate basis, to drill oil and gas wells for our customers. Through our fleet of drilling units, we provide offshore contract drilling services to major, national and independent oil and gas companies, focused on international markets. Additionally, for third party owned drilling units, we provide operations and marketing services for operating and stacked rigs, construction supervision services for rigs that are under construction and preservation management services for rigs that are stacked.

The following table sets forth certain current information concerning our offshore drilling fleet as of May 12, 2023:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Owned Rigs:
Jackups
Topaz Driller	2009	375	30,000	Egypt	Operating
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Namibia	Operating
Third Party Owned Rigs:
Drillships
Polaris	2008	10,000	37,500	India	Operating
Aquarius	2008	10,000	35,000	High Seas	Mobilizing
Capella	2008	10,000	37,500	Mozambique	Operating
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Qatar	Operating
Aquamarine Driller	2009	375	30,000	Qatar	Operating
(1)
The drillships are designed to drill in up to 12,000 feet of water and are currently equipped to drill in 10,000 feet of water.

Recent Developments

Redemption of the 9.25% First Lien Notes

On February 3, 2023, the Company issued a notice of full conditional redemption to the then existing recordholders (the “Notice of Full Conditional Redemption”) of the remaining portion of the 9.25% First Lien Notes then outstanding after the partial redemption consummated in December 2022. The balance of the 9.25% First Lien Notes was redeemed in full on March 6, 2023 with proceeds derived from the issuance of the 9.50% First Lien Notes (as discussed below). See “Note 5. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information regarding the Notice of Full Conditional Redemption. The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2 of this Quarterly Report.

9.50% First Lien Notes Offering

On February 14, 2023, the Company priced an offering of $200.0 million in aggregate principal amount of the 9.50% First Lien Notes and entered into a purchase agreement with several investors pursuant to which the Company agreed to sell the 9.50% First Lien Notes (the “9.50% First Lien Notes Offering”) to the purchasers in reliance on an exemption from registration provided by Section 4(a)(2), Rule 144A and/or Regulation S of the Securities Act. On March 1, 2023, the Company closed the sale of the 9.50% First Lien Notes. See “Note 5. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report for further information regarding the 9.50% First Lien Notes Offering. The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2 of this Quarterly Report.

Geopolitical and Market Instability Caused by the Ongoing Russo-Ukrainian War, Inflationary Pressures and Other Macroeconomic Conditions

Over the past 18 months, global oil prices have experienced a robust recovery resulting in the strongest annual performance (on a price-per-barrel basis) since 2012. During 2022, specifically, Brent crude reached a high of approximately $125.00 per barrel in March 2022 although Brent crude ultimately settled at approximately $85.00 per barrel on the last day of trading in December 2022. Through the first quarter of 2023, Brent crude reached a high of approximately $88.00 per barrel and settled at approximately $80.00 per barrel on the last date of trading in March 2023. While our management anticipates that oil and gas prices will remain elevated in the near-term as compared to prices exhibited during the last five years, price volatility is still expected to continue as a result of, among other factors, (i) adverse macroeconomic conditions, including inflationary pressures, potential recessionary conditions, and supply chain impediments and constraints, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the Russo-Ukrainian War, the associated response undertaken by western nations, such as the implementation, expansion and renewal of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries' ability to achieve production targets in the near- and long-term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and (vii) the presence and/or resurgence of COVID-19, including the transmission and presence of highly contagious and newly discovered variants, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and decline.

The Russo-Ukrainian War, in particular, has led to, and will likely continue to lead to, geopolitical instability, disruption and volatility in the markets in which we operate. It is not possible at this time to predict or determine the ultimate consequences of the Russo-Ukrainian War, which could include, among other things, additional sanctions, greater regional instability, embargoes, geopolitical shifts and other material and adverse effects on macroeconomic conditions. However, such macroeconomic conditions, including inflationary pressures and potential recessionary conditions (and actions taken or being contemplated by central banks and regulators in an attempt to reduce, curtail and address such pressures and conditions), changes in energy policy, supply chain constraints and limitations, unpredictable financial markets and currency exchange rates, and hydrocarbon price volatility, are likely to continue for the foreseeable future. To the extent the Russo-Ukrainian War and other adverse macroeconomic conditions, including those set forth above, continue (or exacerbate), it could have a lasting impact in the near- and long-term on the (i) operations and financial condition of our business and the businesses of our critical counterparties and (ii) global economy.

While our management is actively monitoring the foregoing events and its associated financial impact on our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations.

The Aquadrill Merger and the Termination of Certain Agreements

VHI previously entered into a framework agreement with Aquadrill LLC (“Aquadrill”) on February 9, 2021 (the “Framework Agreement”), and, certain subsidiaries of VHI (the “VHI Entities”) subsequently entered into a series of related management and marketing agreements (collectively, the “Marketing and Management Agreements” and together with the Framework Agreement, the “Framework, Management and Marketing Agreements”) with certain subsidiaries of Aquadrill (collectively, the “Aquadrill Entities”). Pursuant to the Framework, Management and Marketing agreements, the VHI Entities agreed to provide certain marketing and operational management services with respect to the Capella, Polaris and Aquarius floaters. As of May 12, 2023, the Capella and the Polaris were performing drilling services for clients under their respective drilling contracts, while the Aquarius was mobilizing to Norway.

Pursuant to the terms of the Framework, Management and Marketing Agreements, the Company is eligible to receive the following fees associated with the management and marketing of the Aquadrill rigs: (i) first, the Company is to be paid a fixed management fee of $2,000, $4,000, $6,000 and $10,000 per day to manage a cold stacked rig, warm stacked rig, reactivating rig or operating rig, respectively (provided, that, certain discounts are to be provided on the management fee associated with cold stacked rigs to the extent there are more than one such rigs managed by the Company for Aquadrill); (ii) second, there are certain bonus/malus amounts that are applied to the fixed management fee that are contingent on whether the actual expenditures for a particular rig that is stacked, mobilizing, being reactivated or preparing for a contract exceed or come in under budget; (iii) third, the Company is eligible to receive a marketing fee of 1.5% of the effective day rate of a drilling contract secured for the benefit of Aquadrill; (iv) fourth, the Company is eligible to earn a variable fee equal to 13% of the gross margin associated with managing an operating rig for Aquadrill; and (v) lastly, all costs incurred by the Company are reimbursed by Aquadrill (other than incremental overhead costs incurred by Vantage). In accordance with the terms of the Framework, Marketing and Management Agreements, Aquadrill may also terminate such agreements upon 90 days’ notice (the “Notice Termination Period”), subject to certain conditions set forth in such agreements.

On December 23, 2022, Seadrill Ltd. announced that it had entered into a merger agreement with Aquadrill LLC (“Aquadrill”), pursuant to which Aquadrill would become a wholly owned subsidiary of Seadrill Ltd. (the “Aquadrill Merger”), and on April 3, 2023, Seadrill Ltd. announced that it had closed the Aquadrill Merger. On April 10, 2023, we received a notice of termination (the “Termination Notice”) of the management agreement (the “Aquarius Management Agreement”) and marketing agreement with respect to the Aquarius

(the “Aquarius Marketing Agreement,” and together with the Aquarius Management Agreement, the “Aquarius Agreements”), and the marketing agreements with respect to the Capella and Polaris (the “Capella and Polaris Marketing Agreements”), in each case as a result of the Aquadrill Merger. Accordingly, after the Notice Termination Period lapses, we will no longer be managing or marketing the Aquarius nor eligible to earn management fees under the Aquarius Management Agreement as of July 9, 2023. Notwithstanding the termination of the Aquarius Agreements and the Capella and Polaris Marketing Agreements, certain provisions survived such termination and, therefore, to the extent that a drilling contract(s) is secured and executed in respect of outstanding bids or tenders for the Aquarius, Polaris and/or Capella, we will still be eligible to earn the marketing fee in respect of such secured and executed contracts, as well as in respect of existing drilling contracts. Moreover, as the management agreements with respect to the Capella and Polaris remain in effect as of the date hereof, we continue to manage and operate those rigs for Seadrill Ltd. (and for the oil and gas clients under their respective drilling contracts) and therefore, remain eligible to receive the management and variable fees described immediately above. Nevertheless, there is no guarantee that such arrangements will remain in place in the near- and long-term and any further terminations of such arrangements could have a material impact on our financial condition and future results of operations.

Impact of the COVID-19 Pandemic

The global spread of COVID-19, including its highly contagious variants and sub-lineages, has caused widespread illness and significant loss of life, leading governments across the world to impose and re-impose severely stringent and extensive limitations on movement and human interaction, with certain countries, including those where we maintain significant operations and derive material revenue, implementing quarantine, testing and vaccination requirements. These governmental reactions to the COVID-19 pandemic, as well as changes to and extensions of such approaches, have led to, and could continue to result in, uncertain and volatile economic activity worldwide, including within the oil and gas industry and the regions and countries in which we operate.

Any resurgence of COVID-19 could pose significant risks and challenges worldwide, and while the Company has previously managed, and continues to actively manage, the business in an attempt to mitigate any ongoing and material impact from the spread of COVID-19, management anticipates that our industry, and the world at large, will need to continue to operate in, and further adapt, to the current environment for the foreseeable future.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Over the past 18 months, global oil prices have experienced a robust recovery resulting in the strongest annual performance (on a price-per-barrel basis) since 2012. During 2022, specifically Brent crude oil reached a high of approximately $125.00 per barrel in March 2022; although Brent crude ultimately settled at approximately $85.00 per barrel on the last day of trading December 2022. Through the first quarter of 2023, Brent crude reached a high of approximately $87.00 per barrel and settled at approximately $80.00 per barrel on the last day of trading in March 2023. The relatively elevated prices exhibited in 2022 and thus far in 2023 have been due to, among other factors, the (i) OPEC+ countries’ agreements to (x) reduce production by almost 10 million barrels per day in 2020, two million barrels per day during the fourth quarter of 2022, and an additional approximately 1.7 million barrels per day in April 2023, and (y) boost production in portions of 2022, but only in measured steps, (ii) development, efficacy, availability and utilization of vaccines for COVID-19, (iii) reopening of global economies, (iv) injection of substantial government monetary and fiscal stimulus and (v) ongoing energy supply crisis driven by a shortage of fuel within recovering economies and anticipated extreme weather across Europe and northeast Asia, along with years of under investment in oil reserve replacement, all of which has been exacerbated by global turmoil, and political and market instability caused by the Russo-Ukrainian War.

Notwithstanding the elevated prices of oil exhibited during the prior 18 month period, market volatility and uncertainty largely remain as Brent oil prices ranged from a high of approximately $125.00 per barrel in March 2022 to approximately $72.00 barrel in March 2023, and the oil and gas industry continues to be materially impacted and shaped by external factors which have influenced its overall development and recovery, including global macroeconomic challenges resulting from inflationary pressures and potential recessionary conditions, as well as geopolitical and market instability caused by the Russo-Ukrainian War. In response to these challenges, OPEC+ agreed on October 5, 2022 to a production cut of two million barrels per day, an amount which constituted approximately 2.0% of overall global oil production. While the U.S. could release additional barrels from its strategic oil reserve in response to these production cuts, the actions taken by OPEC+ could contribute to, among other things, greater inflationary pressures and sharp price increases to oil and gas in the near- and long-term. Moreover, the recent actions undertaken by OPEC+ in April 2023 to further cut production by approximately 1.7 million barrels per day (accounting for approximately 3.7% of global demand) could exacerbate these concerns. In addition, the Russo-Ukrainian War has caused, and could continue to cause for the foreseeable future, significant instability, disruption, uncertainty and volatility in the hydrocarbon industry and the global markets at large. Further geopolitical developments could occur, including a possible agreement relating to Iran’s nuclear deal and the subsequent suspension of U.S. sanctions in Iran (which could result in, among other things, the influx of Iranian crude oil into the global markets), any of which could significantly impact our business and operations. With higher crude oil prices there is the potential for increased production from U.S. shale producers and non-OPEC countries, which could lead to significant increases in the overall global oil and gas supply, and result in reduced commodity prices.

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

Backlog

The following table reflects a summary of our contract backlog coverage of days contracted and related revenue as of March 31, 2023 based on information available as of such date:

	Percentage of Days Contracted			Revenues Contracted (in thousands)
	2023	2024	Beyond	2023	2024	Beyond
Backlog
Jackups	43%	0%	0%	$32,518	$—	$—
Drillships	93%	4%	0%	$127,732	$6,580	$—
Third party owned rigs (1)	60%	50%	20%	$46,105	$3,053	$219
(1)
These amounts include: (i) a fixed management fee paid to us pursuant to the applicable management agreement; (ii) a marketing fee paid to us pursuant to the applicable marketing agreement; (iii) a fixed management fee paid to us pursuant to the applicable EDC Support Services Agreements; and (iv) contract backlog attributable to rigs owned by third parties where we enter into contracts directly with customers and lease the rigs through bareboat charters from the rig owners. However, these amounts exclude any variable fee payable to us pursuant to the applicable management agreement. The terms of the bareboat charters are consistent with the management agreements, resulting in the same financial impact to us had the rigs remained under the management agreements.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days; rig utilization; and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Jackups
Rigs available	2	2
Available days (1)	90	180
Utilization (2)	100.0%	60.3%
Average daily revenues (3)	$58,182	$74,295
Deepwater
Rigs available	2	2
Available days (1)	180	180
Utilization (2)	62.8%	98.8%
Average daily revenues (3)	$192,492	$165,159
Sold Rigs/Held for Sale (4)
Rigs available	—	3
Available days (1)	—	270
Utilization (2)	N/A	41.5%
Average daily revenues (3)	N/A	$66,813

(1)
Available days are the total number of rig calendar days in the period, excluding rigs under bareboat charter contracts to third parties.
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
(4)
Each of these rigs were classified as held for sale on our Consolidated Balance Sheets during the Current Period and at December 31, 2022, up to the date of the EDC Sale.

For the Three Months Ended March 31, 2023 and 2022

Net loss attributable to shareholders for the Current Period was $2.3 million, or $0.17 per basic share, on operating revenues of $77.1 million, compared to net loss attributable to shareholders for the Comparable Period of $14.9 million, or $1.14 per basic share, on operating revenues of $58.3 million.

The following table is an analysis of our operating results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	$	%
(unaudited, in thousands)
Consolidated:
Revenues
Contract drilling services	$47,917	$44,913	$3,004	7%
Management fees	2,120	1,103	1,017	92%
Reimbursables and other	27,035	12,315	14,720	120%
Total revenues	77,072	58,331	18,741	32%
Operating costs and expenses:
Operating costs	66,555	43,933	22,622	51%
General and administrative	4,831	6,582	(1,751)	-27%
Depreciation	11,049	11,295	(246)	-2%
Loss on EDC Sale	3	—	3	**
Total operating costs and expenses	82,438	61,810	20,628	33%
Loss from operations	(5,366)	(3,479)	(1,887)	54%
Other (expense) income
Interest income	49	4	45	n/m
Interest expense and financing charges	(5,558)	(8,504)	2,946	-35%
Other, net	322	(775)	1,097	-142%
Total other expense	(5,187)	(9,275)	4,088	-44%
Loss before income taxes	(10,553)	(12,754)	2,201	-17%
Income tax (benefit) provision	(7,978)	1,438	(9,416)	-655%
Net loss	(2,575)	(14,192)	11,617	-82%
Net income (loss) attributable to noncontrolling interests	(289)	706	(995)	-141%
Net loss attributable to shareholders	$(2,286)	$(14,898)	$12,612	-85%

Drilling Services:
Revenue
Contract drilling services	$26,988	$44,913	$(17,925)	-40%
Management fees	—	—	—	**
Reimbursables and other	6,422	5,183	1,239	24%
Total revenue	33,410	50,096	(16,686)	-33%
Operating costs and expenses:
Operating costs	27,722	36,438	(8,716)	-24%
General and administrative	—	—	—	**
Depreciation	10,639	10,856	(217)	-2%
Total operating costs and expenses	38,361	47,294	(8,933)	-19%
Income (loss) from operations	(4,951)	2,802	(7,753)	n/m

Managed Services:
Revenue
Contract drilling services	$20,929	$—	$20,929	**
Management fees	2,120	1,103	1,017	92%
Reimbursables and other	20,613	7,132	13,481	189%
Total revenue	43,662	8,235	35,427	430%
Operating costs and expenses:
Operating costs	38,833	7,495	31,338	418%
General and administrative	—	—	—	**
Depreciation	—	—	—	**
Total operating costs and expenses	38,833	7,495	31,338	418%
Income from operations	4,829	740	4,089	553%
n/m = not meaningful

Consolidated Revenue: Total revenue increased $18.7 million due primarily to an increase in operating activities in the Current Period as discussed below.

Drilling Services Revenue: Contract drilling revenue decreased $17.9 million for the Current Period as compared to the Comparable Period. The decrease in our contract drilling revenue was primarily the result of the Tungsten Explorer being in between drilling contracts during the Current Period as it commenced its current contract on March 2, 2023, lower contract drilling revenue as we operated three less jackup rigs, which were included in the EDC Sale, and the Topaz Driller as the rig is operating under a bareboat charter in the Current Period as compared to operating under a drilling contact in the Comparable Period. Reimbursables and other revenue increased 24% in the Current Period as compared to the Comparable Period primarily as a result of bareboat charter fees earned on the Topaz Driller, offset by lower reimbursable revenue as a result of the changes in drilling contracts (as discussed immediately above).

Managed Services Revenue: Contract drilling revenue increased $20.9 million in the Current Period due to the Polaris, which is operated by the Company. Management fees increased $1.0 million in the Current Period as compared to the Comparable Period primarily due to the management of the rigs included in the EDC Sale as well as deepwater floaters owned by Aquadrill. Reimbursables and other revenue increased $13.5 million in the Current Period as compared to the Comparable Period is primarily as a result of the management of the deepwater floaters owned by Aquadrill and the rigs included in the EDC Sale.

Consolidated Operating Costs: Total operating costs increased 51% due primarily to an increase in operating activities in the Current Period as discussed below.

Drilling Services Operating Costs: Drilling Services operating costs decreased 24% in the Current Period as compared to the Comparable Period primarily as a result of changes to certain of our drilling contracts (as discussed in Drilling Services Revenue above). The Comparable Period includes a net gain of approximately $1.9 million related to the sale of various assets.

Managed Services Operating Costs: The increase in Managed Services operating costs in the Current Period as compared to the Comparable Period is the result the management of certain deepwater floaters (as discussed in “Managed Services Revenue” above).

General and Administrative Expenses: Decreases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to decreased labor costs offset by higher professional fees. Non-cash share-based compensation expense included in “General and administrative expenses” was immaterial for each of the Current Period and Comparable Period.

Depreciation Expense: Depreciation expense is primarily related to rigs owned by us included in our Drilling Services segment. The Managed Services segment does not currently own depreciable assets. Depreciation expense for the Current Period is in line with the Comparable Period.

Interest Income: Increases in interest income for the Current Period as compared to the Comparable Period were due primarily to higher cash investments during the Current Period.

Interest Expense and Financing Charges: Interest expense and financing charges includes non-cash deferred financing costs totaling approximately $0.3 million and $0.4 million for each of the Current Period and Comparable Period, respectively.

Other, Net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange gain of approximately $0.3 million and loss of approximately $0.8 million was included in “other, net,” for the Current Period and Comparable Period, respectively.

Income Tax Provision: Our annualized effective tax rate for the Current Period is 97.91% based on estimated annualized ordinary profit before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Period was negative 17.51%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our anticipated cash flow needs, both in the short- and long-term, may include, among others: (i) normal recurring operating expenses; (ii) planned and discretionary capital expenditures; (iii) repayments of interest; and (iv) certain contractual cash obligations and commitments. We may, from time to time, redeem, repurchase or otherwise acquire our outstanding 9.50% First Lien Notes through open market purchases, tender offers or pursuant to the terms of such securities.

We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand or proceeds from sales of assets. As of March 31, 2023, we believe we maintain adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. Accordingly, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our Consolidated Financial Statements are issued and therefore, have been prepared under the going concern assumption.

As of March 31, 2023, we had working capital of approximately $116.0 million, including approximately $69.9 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through December 31, 2023 of approximately $8.7 million. We anticipate capital expenditures through December 31, 2023 to be between approximately $12.8 million and $15.7 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as additional customer requested equipment upgrades. These costs could be significant and may not be fully recoverable from the customer. Based on our expected levels of activity, incremental expenditures through December 31, 2023 for special periodic surveys, major repair and maintenance expenditures and equipment re-certifications are anticipated to be between approximately $18.3 million and $22.3 million. As of March 31, 2023, we maintained letters of credit outstanding in the amount of $11.4 million. Such amount includes a letter of credit in respect of a $3.6 million bank guarantee (the “Historical Bank Guarantee”) supporting obligations under one of our former drilling contracts to which we no longer are a party as it was included in the EDC Sale. The Historical Bank Guarantee and other bank guarantees were canceled and the related letters of credit were released in April 2023. As of May 12, 2023, we had letters of credit outstanding in the amount of $5.9 million.

The following table includes a summary of our cash flow information for the periods indicated:

	Three Months Ended March 31,
(unaudited, in thousands)	2023	2022
Cash flows (used in) provided by:
Operating activities	$(18,142)	$(8,205)
Investing activities	(843)	(3,799)
Financing activities	4,541	—

Changes in cash flows from operating activities are driven by changes in net loss during the relevant periods (see the discussion of changes in net loss above in “Results of Operations” of this Part I, Item 2).

Cash flows from investing activities in the Comparable Period include net proceeds of $3.1 million derived from the sale of various assets.

Cash flows from financing activities in the Current Period include (i) net proceeds of $190.1 million derived from the issuance of the 9.50% First Lien Notes, (ii) $180.0 million redemption of the 9.25% First Lien Notes as described in “Note 5. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report, and (iii) $5.3 million payment of dividend equivalents as described in “Note 6. Shareholders’ Equity” in the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.

The significant elements of the 9.50% First Lien Notes are described in “Note 5. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference in its entirety into this Part I, Item 2.

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

Our critical accounting policies are those related to property and equipment, impairment of long-lived assets and income taxes. For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. During the Current Quarter, there were no material changes to the judgments, assumptions or policies upon which our critical accounting estimates are based.

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

Interest Rate Risk: As of March 31, 2023, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some portion (or the entirety) of the payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of March 31, 2023, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we voluntarily file or submit to the SEC is recorded, processed, summarized, and reported within the time periods required by our debt agreements.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon this evaluation, and due to the material weakness in the Company’s internal controls over financial reporting (as described below in Management’s Report on Internal Control over Financial Reporting), the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the inherent risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management carried out an evaluation based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these internal control over financial reporting were not effective as of March 31, 2023 (as described below).

During the quarter ended December 31, 2022, management identified a material weakness in internal control over financial reporting related to the prevention of unauthorized cash disbursements. Specifically, internal controls governing the process for updating vendor information were not adequate to safeguard the Company’s cash assets from unauthorized transfers resulting from the lack of a policy requiring multiple confirmations with respect to changes to vendor information. This material weakness in the Company’s controls resulted in the inability to prevent two unauthorized transfers of cash. As a result of the foregoing, management continued the process of designing and implementing effective measures to remediate the material weakness by redesigning the respective control framework, including implementation of enhanced control procedures and completing trainings. The Company has monitored the new control during the period covered by this Quarterly Report and will continue to monitor the new control on a go-forward basis; however, there can be no assurance that additional material weaknesses will not arise in the future and any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations in the future.

Changes in Internal Control over Financial Reporting

Except for the foregoing, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part II, Item 1.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
2.2	Share Purchase Agreement, dated December 6, 2021, by and between Vantage Holdings International and ADES Arabia Holding		10-K	333-159299-15	2.2	03/30/22
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.1	03/08/19
4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18

4.2	First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019	10-K	333-159299-15	4.4	03/10/20
4.3	Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019	10-K	333-159299-15	4.5	03/10/20
4.4	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)	8-K	333-159299-15	10.1	02/17/16
4.5	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)	8-K	333-159299-15	10.1	03/08/19
4.6	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto	8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto	10-Q	333-159299-15	10.3	5/13/16
4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017	10-K/A	333-212081	10.1	05/01/17
4.9	Indenture, dated as of March 1, 2023, among Vantage Drilling International, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and first lien collateral agent	8-K	333-159299-15	4.1	03/07/23
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.	8-K	333-159299-15	10.1	06/24/19
10.2	Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016	10-Q	333-159299-15	10.2	08/12/21
10.3	Form of Third Amendment to Employment Agreement between Vantage Drilling International and each Executive (as defined therein)	10-Q	333-159299-15	10.3	08/12/22
10.4	Form of Support Service Agreement, dated May 27, 2022 by and between Vantage Driller III Co, Vantage Drilling International and Emerald Driller Company	10-Q	333-159299-15	10.4	08/12/22
10.5	Employment Agreement between Vantage Drilling International and Derek Massie, dated January 1, 2018	10-K/A	333-159299-15	10.16	04/28/23

10.6	Fourth Amendment to Employment Agreement between Vantage Drilling International and Ihab Toma, dated March 1, 2023	X
10.7	Fourth Amendment to Employment Agreement between Vantage Drilling International and Derek Massie, dated March 1, 2023	X
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Inline Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	X

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

VANTAGE DRILLING INTERNATIONAL

Date: May 12, 2023	By:	/s/ DOUGLAS E. STEWART
Douglas E. Stewart
Chief Financial Officer, General Counsel and Corporate Secretary
(Principal Financial Officer)