Form 10-Q
period 2023-06-30
VANTAGE DRILLING INTERNATIONAL
filed 2023-08-10
CIK 1465872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of Vantage Drilling International Ordinary Shares outstanding as of August 1, 2023 is 13,229,280 shares.

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
•
epidemics, pandemics, global health crises, or other public health events and concerns, including any future resurgence of COVID-19, and the effectiveness of associated vaccinations and treatments;
•
governmental, tax and environmental regulations and related actions and legal matters, including the actions taken by governments in response to any global health events and crises, as well as the results and effects of legal proceedings and governmental audits, assessments, orders and investigations;
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
•
termination or renegotiation of our customer contracts, and the invoking of force majeure clauses;
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
•
adverse macroeconomic conditions, including (i) inflationary pressures and potential recessionary conditions, as well as actions taken by central banks and regulators across the world in an attempt to reduce, curtail and address such pressures and conditions, and (ii) the effects of adverse developments at financial institutions, including bank failures, that impact general sentiment regarding the stability and liquidity of banks, and the resulting impact on the stability of the global financial markets at large;
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

GLOSSARY OF TERMS

The following terms used in this Quarterly Report have the following meanings, unless specified elsewhere in this Quarterly Report:

Abbreviation/Acronym	Definition
2016 Amended MIP	The Company's Amended and Restated 2016 Management Incentive Plan
9.25% First Lien Indenture	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International and U.S. Bank National Association
9.25% First Lien Notes	The Company's 9.25% Senior Secured First Lien Notes due November 15, 2023
9.50% First Lien Indenture	Indenture, dated as of March 1, 2023, by and between VDI, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and first lien collateral agent
9.50% First Lien Notes	The Company's 9.50% Senior Secured First Lien Notes due February 15, 2028
ADES	ADES International Holding Ltd, an offshore and onshore provider of oil and gas drilling and production services in the Middle East, India and Africa
ADVantage	ADVantage Drilling Services SAE, a joint venture owned 51% by the Company and 49% by ADES
ASC	Accounting Standards Codification
Board of Directors	The Company's board of directors
Comparable Period	The six months ended June 30, 2022
Comparable Quarter	The three months ended June 30, 2022
Convertible Notes	The Company's 1%/12% Step-Up Senior Secured Third Lien Convertible Notes due 2030
COVID-19	Coronavirus disease 2019, a strain of coronavirus caused by SARS-CoV-2
Current Period	The six months ended June 30, 2023
Current Quarter	The three months ended June 30, 2023
DOJ	U.S. Department of Justice
EDC	Emerald Driller Company, which owns the Emerald Driller, Sapphire Driller and Aquamarine Driller
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Drilling International

Consolidated Balance Sheets

(In thousands, except share and par value information)

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$79,650	$74,026
Restricted cash	455	16,450
Trade receivables, net of allowance for credit losses of $3,850 and $4,962, respectively	83,109	62,776
Materials and supplies	44,759	41,250
Prepaid expenses and other current assets	40,166	25,621
Total current assets	248,139	220,123
Property and equipment
Property and equipment	649,910	647,909
Accumulated depreciation	(330,911)	(309,453)
Property and equipment, net	318,999	338,456
Operating lease ROU assets	812	1,648
Other assets	12,659	18,334
Total assets	$580,609	$578,561

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$55,570	$57,775
Other current liabilities	65,770	66,179
Total current liabilities	121,340	123,954
Long–term debt, net of discount and financing costs of $11,080 and $773, respectively	188,920	179,227
Other long-term liabilities	9,678	12,881
Commitments and contingencies (see Note 8)
Shareholders' equity
Ordinary shares, $0.001 par value, 50 million shares authorized; 13,229,280 and 13,115,026 shares issued and outstanding, each period	13	13
Additional paid-in capital	633,605	633,863
Accumulated deficit	(373,971)	(373,147)
Controlling interest shareholders' equity	259,647	260,729
Noncontrolling interests	1,024	1,770
Total equity	260,671	262,499
Total liabilities and shareholders' equity	$580,609	$578,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Contract drilling services	$67,673	$42,744	$115,590	$87,657
Management fees	5,569	2,840	7,689	3,943
Reimbursables and other	34,598	27,654	61,633	39,969
Total revenue	107,840	73,238	184,912	131,569
Operating costs and expenses
Operating costs	74,383	59,405	140,938	103,338
General and administrative	5,161	6,910	9,992	13,492
Depreciation	11,045	11,087	22,094	22,382
(Gain) loss on EDC Sale	—	(60,781)	3	(60,781)
Total operating costs and expenses	90,589	16,621	173,027	78,431
Income from operations	17,251	56,617	11,885	53,138
Other (expense) income
Interest income	141	7	190	11
Interest expense and other financing charges	(5,346)	(8,503)	(10,904)	(17,007)
Other, net	(457)	(1,011)	(135)	(1,786)
Total other expense	(5,662)	(9,507)	(10,849)	(18,782)
Income before income taxes	11,589	47,110	1,036	34,356
Income tax provision (benefit)	10,584	(1,221)	2,606	217
Net income (loss)	1,005	48,331	(1,570)	34,139
Net (loss) income attributable to noncontrolling interests	(457)	232	(746)	938
Net income (loss) attributable to shareholders	$1,462	$48,099	$(824)	$33,201
Earnings (loss) per share
Basic	$0.11	$3.67	$(0.06)	$2.53
Diluted	$0.11	$3.61	$(0.06)	$2.49

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Shareholders’ Equity

(In thousands)

(Unaudited)

	Six-Month Period Ended June 30, 2022
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2022	13,115	$13	$633,847	$(369,792)	$1,783	$265,851
Share-based compensation	—	—	26	—	—	26
Share-based compensation - dividend equivalents	—	—	(63)	—	—	(63)
Net (loss) income	—	—	—	(14,898)	706	(14,192)
Balance March 31, 2022	13,115	$13	$633,810	$(384,690)	$2,489	$251,622
Share-based compensation	—	—	18	—	—	18
Net income	—	—	—	48,099	232	48,331
Balance June 30, 2022	13,115	$13	$633,828	$(336,591)	$2,721	$299,971

	Six-Month Period Ended June 30, 2023
	Ordinary Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance January 1, 2023	13,115	$13	$633,863	$(373,147)	$1,770	$262,499
Share-based compensation issuance of shares	114	—	—	—	—	—
Shares repurchased to settle withholding taxes	—	—	(246)	—	—	(246)
Share-based compensation	—	—	11	—	—	11
Share-based compensation - dividend equivalents	—	—	(37)	—	—	(37)
Net loss	—	—	—	(2,286)	(289)	(2,575)
Balance March 31, 2023	13,229	$13	$633,591	$(375,433)	$1,481	$259,652
Share-based compensation	—	—	14	—	—	14
Net income (loss)	—	—	—	1,462	(457)	1,005
Balance June 30, 2023	13,229	$13	$633,605	$(373,971)	$1,024	$260,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantage Drilling International

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,570)	$34,139
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	22,094	22,382
Amortization of debt financing costs	862	820
Share-based compensation expense	25	44
Loss on debt extinguishment	703	—
Deferred income tax expense	733	410
Gain on disposal of assets	—	(1,630)
Loss (gain) on EDC Sale	3	(60,781)
Changes in operating assets and liabilities:
Trade receivables, net	(20,333)	(58,864)
Materials and supplies	(3,509)	(1,811)
Prepaid expenses and other current assets	(5,379)	3,369
Other assets	5,269	(25,043)
Accounts payable	(2,205)	29,564
Other current liabilities and other long-term liabilities	(7,773)	17,696
Net cash used in operating activities	(11,080)	(39,705)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(2,637)	(7,736)
Net proceeds from EDC Sale	—	200,000
Net proceeds from sale of assets	—	3,100
Net cash (used in) provided by investing activities	(2,637)	195,364
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 9.50% First Lien Notes	194,000	—
Repayment of long-term debt	(180,000)	—
Shares repurchased for tax withholdings on settlement of RSUs	(246)	—
Payments of dividend equivalents	(5,278)	—
Debt issuance costs	(5,645)	—
Net cash provided by financing activities	2,831	—
Net (decrease) increase in unrestricted and restricted cash and cash equivalents	(10,886)	155,659
Unrestricted and restricted cash and cash equivalents—beginning of period	93,257	90,608
Unrestricted and restricted cash and cash equivalents—end of period	$82,371	$246,267
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$5,179	16,229
Income taxes (net of refunds)	6,657	686
Non-cash investing and financing transactions:
Accrued debt issuance costs	227	—
Accrued additions to property and equipment	—	8,908

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

The Aquadrill Merger and the Termination of Certain Agreements

VHI previously entered into a framework agreement with Aquadrill LLC (“Aquadrill”) on February 9, 2021 (the “Framework Agreement”), and, certain subsidiaries of VHI (the “VHI Entities”) subsequently entered into a series of related management and marketing agreements (collectively, the “Marketing and Management Agreements” and together with the Framework Agreement, the “Framework, Management and Marketing Agreements”) with certain subsidiaries of Aquadrill (collectively, the “Aquadrill Entities”). Pursuant to the Framework, Management and Marketing agreements, the VHI Entities agreed to provide certain marketing and operational management services with respect to the Capella, Polaris and Aquarius floaters. As of August 8, 2023, the Capella and the Polaris were performing drilling services for clients under their respective drilling contracts, while the Aquarius is currently in Norway and is no longer under the Company’s management.

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

On December 23, 2022, Seadrill Ltd. announced that it had entered into a merger agreement with Aquadrill, pursuant to which Aquadrill would become a wholly owned subsidiary of Seadrill Ltd. (the “Aquadrill Merger”), and on April 3, 2023, Seadrill Ltd. announced that it had closed the Aquadrill Merger. Subsequent to the Aquadrill Merger, Aquadrill was renamed to Seadrill LLC (”Seadrill”). On April 10, 2023, we received a notice of termination (the “Termination Notice”) of the management agreement (the “Aquarius Management Agreement”) and marketing agreement with respect to the Aquarius (the “Aquarius Marketing Agreement,” and together with the Aquarius Management Agreement, the “Aquarius Agreements”), and the marketing agreements with respect to the Capella and Polaris (the “Capella and Polaris Marketing Agreements”), in each case as a result of the Aquadrill Merger. Given that the Notice Termination Period has now lapsed, we are therefore no longer managing or marketing the Aquarius nor eligible to earn management fees under the Aquarius Management Agreement as of July 9, 2023. Notwithstanding the termination of the Aquarius

Agreements and the Capella and Polaris Marketing Agreements, certain provisions survived such termination and, therefore, to the extent that a drilling contract(s) is secured and executed in respect of outstanding bids or tenders for the Aquarius, Polaris and/or Capella, we will still be eligible to earn the marketing fee in respect of such secured and executed contracts, as well as in respect of existing drilling contracts. Moreover, as the management agreements with respect to the Capella and Polaris remain in effect as of the date hereof, we continue to manage and operate those rigs for Seadrill Ltd. (and for the oil and gas clients under their respective drilling contracts) and therefore, remain eligible to receive the management and variable fees described immediately above. Nevertheless, there is no guarantee that such arrangements will remain in place in the near- and long-term and any further terminations of such arrangements could have a material impact on our financial condition and future results of operations.

2. Basis of Presentation and Significant Accounting Policies

Basis of Consolidation: The accompanying interim consolidated financial information as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, has been prepared without audit, pursuant to the rules and regulations promulgated by the SEC, and includes our accounts and those of our majority owned subsidiaries and VIEs (as discussed below). All significant intercompany transactions and accounts have been eliminated. They reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to provide for fair statement. Our Consolidated Balance Sheet at December 31, 2022 is derived from our audited consolidated financial statements for the year ended December 31, 2022. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Current assets	$4,380	$11,383
Non-current assets	736	1,590
Current liabilities	983	4,749
Non-current liabilities	2,068	4,637
Net carrying amount	$2,065	$3,587

As ADVantage is a majority owned subsidiary of the Company, it serves as a guarantor under the 9.50% First Lien Indenture. The 9.50% First Lien Notes are secured by a first priority lien on all of the assets of ADVantage, subject to certain exceptions. Creditors’ recourse against ADVantage for liabilities of ADVantage is limited to the assets of ADVantage.

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

Cash and Cash Equivalents: Includes deposits with financial institutions and compliant financial instruments with maturities of three months or less when purchased.

Materials and Supplies: Consists of materials, spare parts, consumables and related supplies for our drilling rigs. We record these materials and supplies at their average cost.

Property and Equipment: Consists of our drilling rigs, furniture and fixtures, computer equipment and capitalized costs for computer software. Drilling rigs are depreciated on a component basis over estimated useful lives ranging from five to 35 years on a straight-line basis as of the date placed in service. Other assets are depreciated upon placement in service over estimated useful lives ranging from three to seven years on a straight-line basis. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are removed from our Consolidated Balance Sheets and the resulting gain or loss is included in “Operating costs” or “General and administrative” expenses on the Consolidated Statement of Operations, depending on the nature of the asset. For the three and six months ended June 30, 2022, we recognized a net loss of approximately $0.3 million and net gain of approximately $1.6 million, respectively, related to the sale or retirement of assets. The gain/loss related to the sale or retirement of assets for the three and six months ended June 30, 2023 was immaterial.

We evaluate the realization of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized would be computed as the excess of the asset’s carrying value over the estimated fair value. Estimates of future cash flows require us to make long-term forecasts of our future revenues and operating costs with regard to the assets subject to review. Our business, including the utilization rates and dayrates we receive for our drilling rigs, depends on the level of our customers’ expenditures for oil and gas exploration, development and production expenditures. Oil and gas prices and customers’ expectations of potential changes in these prices, the general outlook for worldwide economic growth, political and social stability in the major oil and gas producing basins of the world, availability of credit and changes in governmental laws and regulations, among many other factors, significantly affect our customers’ levels of expenditures. Sustained declines in or persistent depressed levels of oil and gas prices, worldwide rig counts and utilization, reduced access to credit markets, reduced or depressed sale prices of comparably equipped jackups and drillships and any other significant adverse economic news could require us to evaluate the realization of our drilling rigs. As of June 30, 2023, no triggering event has occurred to indicate that the carrying value of our drilling rigs may not be recoverable.

Interest costs and the amortization of debt financing costs related to the financings of our drilling rigs are capitalized as part of the cost while they are under construction and prior to the commencement of each vessel’s first contract. We did not capitalize any interest for the reported periods.

Debt Financing Costs: Costs incurred with financing debt are deferred and amortized over the term of the related financing facility on a straight-line basis, which approximates the effective interest method. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability.

Rig and Equipment Certifications: We are required to obtain regulatory certifications to operate our drilling rigs and certain specified equipment, and must maintain such certifications through periodic inspections and surveys. These certifications are typically valid for approximately 2.5 to 5 years. The costs associated with these certifications, including drydock costs, are deferred and amortized over the corresponding certification periods.

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

Four customers accounted for approximately 30%, 22%, 15% and 15% of our consolidated trade receivables, net as of June 30, 2023, and three customers accounted for approximately 34%, 26% and 12% of our consolidated trade receivables, net as of June 30, 2022.

Credit Losses – Accounts Receivable: The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts. Current estimates of expected credit losses consider factors such as the historical experience and credit quality of our customers. The Company considers historical loss information as the most reasonable basis on which to determine expected credit losses unless current or forecasted future conditions for customers (or customer groups) indicate that risk characteristics have changed. We also considered the impact of oil price and market share volatility, as well as other applicable macroeconomic considerations, on our allowance for credit losses.

The following is a summary of the allowance for credit losses:

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Beginning balance	$4,962	$4,962
Additions charged to expenses	942	—
Write-offs	(2,054)	—
Ending balance	$3,850	$4,962

The allowance for credit loss includes an amount that represents a customer’s decisions not to pay us for days impacted by what we believe were force majeure and other similar events for which we would still be entitled to receive payment under the applicable contracts. We disagree with the customer's decision and are currently evaluating our remedies, if any, under the applicable contracts. The write-offs in the period represent items where the Company has used reasonable collection efforts and are deemed as uncollectible receivables.

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

The following is a reconciliation of the number of shares used for the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited, in thousands)
Weighted average Ordinary Shares outstanding for basic EPS	13,229	13,115	13,204	13,115
Restricted share equity awards	91	217	—	215
Adjusted weighted average Ordinary Shares outstanding for diluted EPS	13,320	13,332	13,204	13,330

The following sets forth the number of shares excluded from diluted EPS computations due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited, in thousands)
Restricted share equity awards	—	—	103	—
Future potentially dilutive Ordinary Shares excluded from diluted EPS	—	—	103	—

Functional Currency: We consider USD to be the functional currency for all of our operations since the majority of our revenues and expenditures are denominated in USD, which limits our exposure to currency exchange rate fluctuations. We recognize currency exchange rate gains and losses in “Other, net” in our Consolidated Statement of Operations. For the three and six months ended June 30, 2023, we recognized a net loss of approximately $0.5 million and $0.1 million, respectively, related to currency exchange rates. For the three and six months ended June 30, 2022, we recognized a net loss of approximately $1.0 million and $1.8 million, respectively, related to currency exchange rates.

Fair Value of Financial Instruments: The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable and accounts payable. These items are considered Level 1 due to their short-term nature and their market interest rates and are, therefore, considered a reasonable estimate of fair value. The Company classifies short-term investments within Level 1 in the fair value hierarchy because quoted prices for identical assets in active markets are used to determine fair value. As of June 30, 2023, the fair value of the 9.50% First Lien Notes was approximately $196.6 million based on quoted market prices in a less active market, a Level 2 measurement. See “Note 5. Debt” of these “Notes to Unaudited Consolidated Financial Statements” for additional information on the 9.50% First Lien Notes.

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

Recently Adopted Accounting Standards:

No new accounting standards were adopted during the three-month period ended June 30, 2023.

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

Disaggregation of Revenue

The following tables present our revenue disaggregated by revenue source for the periods indicated:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Jackups	Deepwater	Managed	Consolidated	Jackups	Deepwater	Managed	Consolidated
(unaudited, in thousands)
Dayrate revenue	$4,975	$35,177	$25,526	$65,678	$15,963	$24,304	$2,840	$43,107
Amortized revenue	123	6,103	1,338	7,564	1,439	1,038	—	2,477
Charter lease revenue	3,152	—	—	3,152	—	—	—	—
Reimbursable revenue	3,237	1,445	26,764	31,446	1,944	3,175	22,535	27,654
Total revenue	$11,487	$42,725	$53,628	$107,840	$19,346	$28,517	$25,375	$73,238

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Jackups	Deepwater	Managed	Consolidated	Jackups	Deepwater	Managed	Consolidated
(unaudited, in thousands)
Dayrate revenue	$10,098	$54,752	$47,251	$112,101	$31,294	$50,300	$3,943	$85,537
Amortized revenue	236	8,280	2,662	11,178	1,659	4,404	—	6,063
Charter lease revenue	5,302	—	—	5,302	—	—	—	—
Reimbursable revenue	6,455	2,499	47,377	56,331	4,151	6,151	29,667	39,969
Total revenue	$22,091	$65,531	$97,290	$184,912	$37,104	$60,855	$33,610	$131,569

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

The following table provides information about contract cost assets and contract revenue liabilities from contracts with customers:

		June 30, 2023	December 31, 2022
(unaudited, in thousands)	Classification in the Consolidated Balance Sheets
Current contract cost assets	Prepaid expenses and other current assets	$7,141	$7,324
Current contract revenue liabilities	Other current liabilities	35,506	35,085

Significant changes in contract cost assets and contract revenue liabilities during the six months ended June 30, 2023 are as follows:

	Contract Cost Assets	Contract Revenues
(unaudited, in thousands)
Balance as of December 31, 2022	$7,324	$35,085
Increase due to contractual changes	9,412	64,458
Decrease due to recognition of revenue	(9,595)	(64,037)
Balance as of June 30, 2023 (1)	$7,141	$35,506
(1)
We expect to recognize contract revenues of approximately $35.5 million during the remaining six months of 2023 related to unsatisfied performance obligations existing as of June 30, 2023, which includes $26.1 million related to customer prefunding of reimbursables.

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

The components of lease expense for the periods indicated were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	Classification in the Consolidated Statement of Operations	2023	2022	2023	2022
Operating lease cost(1)	Operating costs	$197	$313	$414	$568
Operating lease cost(1)	General and administrative	284	193	568	477
Sublease income	General and administrative	(208)	(224)	(423)	(407)
Total operating lease cost		$273	$282	$559	$638

(1) Short-term lease costs were approximately $9.6 million and $19.3 million during each of the three and six months ended June 30, 2023, respectively, which includes bareboat charter expense for a third party owned rig operated by the Company. For the three and six months ended June 30, 2022, short-term lease costs were approximately $0.2 million and $0.3 million, respectively. Operating cash flows used for operating leases approximates lease expense.

(unaudited, in thousands)	Classification in the Consolidated Balance Sheets	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease ROU assets	$812	$1,648
Total leased assets		$812	$1,648
Liabilities:
Current operating	Other current liabilities	$679	$1,520
Noncurrent operating	Other long-term liabilities	164	222
Total lease liabilities		$843	$1,742

As of June 30, 2023, maturities of lease liabilities were as follows:

(unaudited, in thousands)	Operating Leases
Remaining six months of 2023	$637
2024	139
2025	104
Total future lease payments	$880
Less imputed interest	(37)
Present value of lease obligations	$843

The weighted average discount rate was 9.25% as of each of June 30, 2023 and December 31, 2022. The weighted average remaining lease term for operating leases was 0.99 years and 1.19 years as of June 30, 2023 and December 31, 2022, respectively.

5. Debt

Our debt was composed of the following as of the dates indicated:

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
9.25% First Lien Notes, net of financing costs of $0 and $773, respectively	$—	$179,227
9.50% First Lien Notes, net of financing costs of $11,080 and $0, respectively	188,920	—
	188,920	179,227
Less current maturities of long-term debt	—	—
Long-term debt, net	$188,920	$179,227

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

On November 22, 2022, the Company issued a notice of partial redemption (the “Notice of Partial Redemption”) of the 9.25% First Lien Notes. Pursuant to the Notice of Partial Redemption, the Company gave the existing recordholders of the 9.25% First Lien Notes notice that it intended to redeem $170.0 million of the outstanding 9.25% First Lien Notes on December 22, 2022 (the “Redemption Date”), at a redemption price equal to 100.0% of the aggregate principal amount of the 9.25% First Lien Notes to be redeemed, plus accrued and unpaid interest and Additional Amounts (as defined in the 9.25% First Lien Indenture), if any, but not including, the date fixed for the redemption of the 9.25% First Lien Notes. On the Redemption Date, the Company made a payment of approximately $171.6 million, an amount which included principal and interest.

On February 3, 2023, the Company issued a notice of full conditional redemption (the “Notice of Full Conditional Redemption”) pursuant to the 9.25% First Lien Indenture. Pursuant to the Notice of Full Conditional Redemption, the Company gave existing recordholders of the 9.25% First Lien Notes notice that, upon the satisfaction of the Condition Precedent (as defined below), it intended to redeem all $180.0 million of its outstanding 9.25% First Lien Notes at a redemption price equal to 100.0% of the aggregate principal amount of the 9.25% First Lien Notes to be redeemed, plus accrued and unpaid interest and Additional Amounts (as defined in the 9.25% First Lien Indenture), if any, to, but not including, the date of redemption. The redemption of the 9.25% First Lien Notes was conditioned upon the receipt by the Company of proceeds from a completed debt financing in an amount sufficient, in the Company’s opinion, to fund the Redemption Price on the date of redemption pursuant to the terms of the Indenture (the “Condition Precedent”). The 9.25% First Lien Notes were redeemed in full on March 6, 2023 for approximately $185.1 million including principal and interest, using proceeds derived from the issuance of the 9.50% First Lien Notes (as discussed immediately below). Due to the Company’s intention and ability to replace the 9.25% First Lien Notes with the 9.50% First Lien Notes, which mature in February 2028, the 9.25% First Lien Notes have been presented as long-term liabilities on our Consolidated Balance Sheets as of December 31, 2022.

9.50% First Lien Notes. On February 14, 2023, the Company priced an offering of $200.0 million in aggregate principal amount of 9.50% First Lien Notes at an issue price of 97% and entered into a purchase agreement with several investors pursuant to which the Company agreed to sell the 9.50% First Lien Notes (the “9.50% First Lien Notes Offering”) to the purchasers in reliance on an exemption from registration provided by Section 4(a)(2), Rule 144A and/or Regulation S of the Securities Act. On March 1, 2023, the Company closed the sale of the 9.50% First Lien Notes. The proceeds derived from the 9.50% First Lien Notes Offering were used (i) to redeem all outstanding 9.25% First Lien Notes for approximately $185.1 million, including principal and interest (as discussed immediately above), (ii) to pay fees and expenses related to the 9.50% First Lien Notes Offering and (iii) for general corporate purposes.

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

Letters of credit to support our bank guarantee and similar needs are provided to us on demand by JPMorgan Chase Bank N.A. As of June 30, 2023, we maintained letters of credit outstanding in the aggregate amount of $7.4 million.

6. Shareholders’ Equity

Stock Issuance

VDI has 50,000,000 authorized Ordinary Shares. As of June 30, 2023, 13,229,280 Ordinary Shares were issued and outstanding.

Share-based Compensation

On August 9, 2016, the Company adopted the 2016 Amended MIP to align the interests of participants with those of the Company’s shareholders by providing incentive compensation opportunities tied to the performance of the Company’s equity securities. Pursuant to the 2016 Amended MIP, the Compensation Committee may grant to employees, directors and consultants stock options, restricted stock, restricted stock units or other awards. During the six months ended June 30, 2023, 14,286 TBGs were granted to certain directors of the Company. No awards were granted to employees or directors during the six months ended June 30, 2022. During the six months ended June 30, 2023, 919 of previously granted TBGs vested and 131,844 previously vested TBGs were issued to current or former employees or directors of the Company, of which 17,590 Ordinary Shares were repurchased to settle withholding taxes. During the six months ended June 30, 2022, 1,564 previously-granted TBGs vested and none were issued.

Both the TBGs and PBGs are classified as equity awards. For the six months ended June 30, 2023, share-based compensation expense related to the TBGs was immaterial. As of June 30, 2023, we concluded that it was not probable that the TEV performance condition would be met and therefore, no share-based compensation expense was recognized for PBGs. Pursuant to the terms of the award agreements, all the PBGs granted were forfeited and cancelled for no consideration as they had not met the TEV performance condition as of the seventh anniversary of the Effective Date.

Pursuant to the 2016 Amended MIP and the terms of the applicable unit awards, participants holding restricted stock units are contractually entitled to receive all dividends or other distributions that are paid to VDI’s stockholders, provided that any such dividends will be subject to the same vesting requirements of the underlying units. Dividend payments accrue to outstanding awards (both vested and unvested) in the form of “Dividend Equivalents” equal to the dividend per share underlying the applicable award under the 2016

Amended MIP. As a result of a special cash distribution paid to shareholders of record on December 17, 2019, $3.3 million has been recorded in “Other current liabilities” and $0.3 million has been recorded in “Other long-term liabilities” in our Consolidated Balance Sheets at June 30, 2023 to be paid upon settlement of the TBGs. During the six months ended June 30, 2023, $5.3 million was paid to current or former employees or directors as a result of the settlement of the TBGs (as discussed immediately above).

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

Our periodic tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate in accordance with the normal statute of limitations in the applicable jurisdiction. These examinations may result in assessments of additional taxes that are resolved with the authorities or through the courts. Resolution of these matters involves uncertainties and there are no assurances as to the outcome. Our tax years from 2013 onward remain open to examination in many of our jurisdictions and we are currently involved in several tax examinations in jurisdictions where we are operating or have previously operated. As information becomes available during the course of these examinations, we may increase or decrease our estimates of tax assessments and accruals.

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

The damages claimed in the proceeding are in the amount of BRL 102.8 million (approximately $21.8 million, changes in the USD amounts result from foreign exchange rate fluctuations), together with a civil fine equal to three times that amount. The Company understands that the Brazilian Federal Court previously issued an order authorizing the seizure and freezing of the assets of the Company and the other three defendants in the legal proceeding, as a precautionary measure, in the amount of approximately $87.3 million. The Company and the other three defendants are jointly and severally liable for this amount. The seizure order has not had an effect on the Company’s assets or operations, as the Company does not own any assets in Brazil and does not currently intend to relocate any assets to Brazil. On February 13, 2019, we learned that the Brazilian Federal Prosecutor had previously requested mutual legal assistance from the DOJ pursuant to the United Nations Convention against Corruption of 2003 to obtain a freezing order against the Company’s U.S. assets in the amount of approximately $87.3 million.

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

Cyber Matters

In 2022, we experienced additional e-mail related cybersecurity intrusions (the “2022 Cyber Matters”). We became aware of the 2022 Cyber Matters in the fourth quarter of 2022 that resulted in (i) two unauthorized transfers of cash from a Company-controlled bank account to an outside bank account, (ii) one attempted transfer that was stopped and reversed by a financial institution and (iii) one attempted transfer that was stopped by the Company’s internal controls. We have since taken, and continue to take, measures designed to detect, remediate and prevent similar cybersecurity intrusions and threats from recurring. Because the 2022 Cyber Matters are still under investigation, we can neither predict the ultimate outcome of this matter nor whether there will be further developments in the 2022 Cyber Matters investigation that could adversely affect us. Our investigation to date has not revealed any information that suggests the 2022 Cyber Matters will result in a material loss to the Company. However, we are not able to determine the likelihood of loss, if any, arising from the 2022 Cyber Matters as of the date of this Quarterly Report. Furthermore, we cannot provide assurance that we will not in the future experience any other actual or attempted breaches of our cybersecurity, or that our security efforts and remedial measures will prevent future security threats from materializing, if at all.

9. Supplemental Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates indicated:

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Sales tax receivable	$7,096	$5,407
Down payments to vendors	7,555	6,269
Prepaid fuel	2,216	3,200
Income tax receivable	10,186	1,373
Current deferred contract costs	7,141	7,324
Current deposits	3,548	139
Other	2,424	1,909
	$40,166	$25,621

Property and Equipment, Net

Property and equipment, net, consisted of the following as of the dates indicated:

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Drilling equipment	$625,986	$624,739
Assets under construction	4,829	4,075
Office and technology equipment	18,405	18,405
Leasehold improvements	690	690
	649,910	647,909
Accumulated depreciation	(330,911)	(309,453)
Property and equipment, net	$318,999	$338,456

Other Assets

Other assets consisted of the following as of the dates indicated:

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Noncurrent restricted cash	$2,266	$2,781
Deferred certification costs	3,259	3,308
Deferred income taxes	1,169	1,897
Noncurrent tax receivable	1,681	4,766
Other noncurrent assets	4,284	5,582
	$12,659	$18,334

Other Current Liabilities

Other current liabilities consisted of the following as of the dates indicated:

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Interest	$6,332	$2,126
Compensation	6,381	8,786
2016 MIP - Dividend equivalent (1)	3,272	5,278
Income taxes payable	6,630	2,662
Current deferred revenue	35,506	35,085
Current portion of operating lease liabilities	679	1,520
Current customer prefunding	6,285	10,049
Other	685	673
	$65,770	$66,179

(1) “Dividend equivalents” on vested TBGs are payable upon settlement of the applicable award.

Other Long-term Liabilities

Other Long-term liabilities consisted of the following as of the dates indicated:

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Deferred income taxes	$734	$730
2016 MIP - Dividend equivalent (1)	285	3,520
Noncurrent operating lease liabilities	164	222
Noncurrent customer prefunding	4,093	3,950
Indirect tax contingencies	4,323	4,339
Other non-current liabilities	79	120
	$9,678	$12,881

(1) “Dividend equivalents” on vested TBGs are payable upon settlement of the applicable award.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows as of the dates indicated:

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Cash and cash equivalents	$79,650	$74,026
Restricted cash	455	16,450
Restricted cash included within Other Assets	2,266	2,781
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$82,371	$93,257

Restricted cash represents cash held by banks as collateralizing letters of credit.

Other Transactions

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

On September 22, 2022, three wholly owned subsidiaries of VHI entered into several related agreements with Advanced Energy Services, S.A.E., a subsidiary of ADES (“ADES SAE” and together with ADES Arabia, the “ADES Group”), including a: (i) secondment agreement; (ii) services agreement; and (iii) bareboat charter agreement, in each case to support a drilling campaign that will utilize the Topaz Driller jackup (collectively, the “ADES Ancillary Agreements”). These contracts generally provide for: (a) reimbursement of loaned employee personnel costs plus a service fee; (b) a fixed fee based on days the rig is drilling; (c) a variable fee based on a percentage of gross margin generated on a monthly basis; and (d) reimbursement for purchases of supplies, equipment and personnel services, and other services provided at the request of ADES SAE. Fees earned as a result of these agreements are included in “Reimbursable and other” in our Consolidated Statement of Operations within the Drilling Services segment as reported in “Note 10. Business Segment and Significant Customer Information.”

For the three and six months ended June 30, 2023, we recognized revenue of $6.7 million and $12.3 million, respectively, from the ADES Group in connection with the ADES Ancillary Agreements.

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

Aquadrill Merger; Framework, Management and Marketing Agreements

VHI previously entered into the Framework, Management and Marketing Agreements, pursuant to which certain subsidiaries of VHI agreed to provide operating, management and marketing services to the Aquadrill Entities. Fees earned in connection with these agreements are included in “Management fees” and “Reimbursable and other” in our Consolidated Statement of Operations within the Managed Services segment as reported below in “Note 10. Business Segment and Significant Customer Information.” For the three and six months ended June 30, 2023, we recognized revenue of $21.8 million and $43.6 million, respectively, and, for the three and six months ended June 30, 2022, we recognized revenue of $22.2 million and $30.4 million, respectively.

On December 23, 2022, Seadrill Ltd. announced that it had agreed to consummate the Aquadrill Merger and on April 3, 2023, the Aquadrill Merger closed. On April 10, 2023, we received the Termination Notice from Aquadrill and, given that the Notice Termination Period has lapsed, we are therefore no longer (i) managing or marketing the Aquarius nor (ii) marketing the Capella and Polaris. However, as the management agreements are still in effect with respect to the Capella and Polaris, we continue to manage and operate those rigs for Seadrill Ltd. (and for the oil and gas clients under their respective drilling contracts). See “Note 1. Organization and Recent Events” of these Notes to Unaudited Financial Statements for further information with respect to the termination of the Aquarius Agreements and the Capella and Polaris Marketing Agreements.

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

	Three Months Ended June 30, 2023
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$46,378	$21,295	$—	$67,673
Management fees	—	5,569	—	5,569
Reimbursables and other	7,834	26,764	—	34,598
Total revenue	54,212	53,628	—	107,840
Operating costs and expenses
Operating costs	33,163	41,220	—	74,383
General and administrative	—	—	5,161	5,161
Depreciation	10,601	—	444	11,045
Gain on EDC Sale	—	—	—	—
Total operating costs and expenses	43,764	41,220	5,605	90,589
(Loss) income from operations	10,448	12,408	(5,605)	17,251
Other (expense) income
Interest income	—	—	141	141
Interest expense and financing charges	—	—	(5,346)	(5,346)
Other, net	—	—	(457)	(457)
Total other expense	—	—	(5,662)	(5,662)
Income before income taxes	$10,448	$12,408	$(11,267)	$11,589

Reconciliation of income from operations to segment adjusted operating income:	Drilling Services	Managed Services
Income from operations	$10,448	$12,408
Depreciation	10,601	—
Segment adjusted operating income	$21,049	$12,408

	Three Months Ended June 30, 2022
(unaudited, in thousands)	Drilling Services	Managed Services	Unallocated	Consolidated
Revenue
Contract drilling services	$42,744	$—	$—	$42,744
Management fees	—	2,840	—	2,840
Reimbursables and other	5,119	22,535	—	27,654
Total revenue	47,863	25,375	—	73,238
Operating costs and expenses
Operating costs	36,164	23,241	—	59,405
General and administrative	—	—	6,910	6,910
Depreciation	10,695	—	392	11,087
Gain on EDC Sale	—	—	(60,781)	(60,781)
Total operating costs and expenses	46,859	23,241	(53,479)	16,621
Income from operations	1,004	2,134	53,479	56,617
Other (expense) income
Interest income	—	—	7	7
Interest expense and financing charges	—	—	(8,503)	(8,503)
Other, net	—	—	(1,011)	(1,011)
Total other expense	—	—	(9,507)	(9,507)
Income before income taxes	$1,004	$2,134	$43,972	$47,110

Reconciliation of income from operations to segment adjusted operating income:	Drilling Services	Managed Services
Income from operations	$1,004	$2,134
Depreciation	10,695	—
Segment adjusted operating income	$11,699	$2,134

	Six Months Ended June 30, 2023
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$73,366	$42,224	$—	$115,590
Management fees	—	7,689	—	7,689
Reimbursables and other	14,256	47,377	—	61,633
Total revenue	87,622	97,290	—	184,912
Operating costs and expenses
Operating costs	60,885	80,053	—	140,938
General and administrative	—	—	9,992	9,992
Depreciation	21,240	—	854	22,094
Loss on EDC Sale	—	—	3	3
Total operating costs and expenses	82,125	80,053	10,849	173,027
(Loss) income from operations	5,497	17,237	(10,849)	11,885
Other (expense) income
Interest income	—	—	190	190
Interest expense and financing charges	—	—	(10,904)	(10,904)
Other, net	—	—	(135)	(135)
Total other expense	—	—	(10,849)	(10,849)
(Loss) income before income taxes	$5,497	$17,237	$(21,698)	$1,036

Reconciliation of income from operations to segment adjusted operating income:	Drilling Services	Managed Services
Income from operations	$5,497	$17,237
Depreciation	21,240	—
Segment adjusted operating income	$26,737	$17,237

	Six Months Ended June 30, 2022
	Drilling Services	Managed Services	Unallocated	Consolidated
(unaudited, in thousands)
Revenue
Contract drilling services	$87,657	$—	$—	$87,657
Management fees	—	3,943	—	3,943
Reimbursables and other	10,302	29,667	—	39,969
Total revenue	97,959	33,610	—	131,569
Operating costs and expenses
Operating costs	72,602	30,736	—	103,338
General and administrative	—	—	13,492	13,492
Depreciation	21,551	—	831	22,382
Gain on EDC Sale	—	—	(60,781)	(60,781)
Total operating costs and expenses	94,153	30,736	(46,458)	78,431
Income from operations	3,806	2,874	46,458	53,138
Other (expense) income
Interest income	—	—	11	11
Interest expense and financing charges	—	—	(17,007)	(17,007)
Other, net	—	—	(1,786)	(1,786)
Total other expense	—	—	(18,782)	(18,782)
Income before income taxes	$3,806	$2,874	$27,676	$34,356

Reconciliation of income from operations to segment adjusted operating income:	Drilling Services	Managed Services
Income from operations	$3,806	$2,874
Depreciation	21,551	—
Segment adjusted operating income	$25,357	$2,874

For the three and six months ended June 30, 2023 and 2022, a substantial amount of our revenue was derived from countries outside of the United States. Our revenue by country and segment was as follows for the periods indicated (revenue of less than 10% is included in “Other countries”):

		Three months ended June 30,		Six months ended June 30,
Country	Segment	2023	2022	2023	2022
(unaudited, in thousands)
India	Drilling Services and Managed Services	$34,683	$13,230	$68,822	$26,518
UAE	Drilling Services and Managed Services	20,267	19,778	42,911	27,966
Indonesia	Drilling Services and Managed Services	12,832	5,827	22,378	8,805
Namibia	Drilling Services	29,385	—	38,378	—
Egypt	Drilling Services	—	9,738	—	26,859
Qatar	Drilling Services	—	6,934	—	14,319
Other countries (1)	Drilling Services and Managed Services	10,673	17,731	12,423	27,102
Total revenues		$107,840	$73,238	$184,912	$131,569

(1) “Other countries” represent countries in which we operate that individually had operating revenues representing less than 10% of total revenues earned.

Revenue with customers that contributed 10% or more of revenue for the periods indicated were as follows:

		Three months ended June 30,		Six months ended June 30,
(unaudited)	Segment	2023	2022	2023	2022
Customer 1	Drilling Services and Managed Services	32%	18%	37%	20%
Customer 2	Managed Services	20%	30%	24%	23%
Customer 3	Drilling Services	27%	0%	21%	0%
Customer 4	Drilling Services	0%	13%	0%	20%
Customer 5	Drilling Services	0%	0%	0%	10%

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

	June 30, 2023	December 31, 2022
(unaudited, in thousands)
Namibia	$151,060	$—
India	74,614	81,309
Indonesia	56,165	58,663
International Waters	—	158,785
Other countries (1)	37,160	39,699
Total property and equipment	$318,999	$338,456

(1) “Other countries” represent countries in which we individually had property and equipment, net, representing less than 10% of total property and equipment, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position as of June 30, 2023, and our results of operations for the three and six months ended June 30, 2023 and 2022. The discussion should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The following table sets forth certain current information concerning our offshore drilling fleet as of August 1, 2023:

Name	Year Built	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status
Owned Rigs:
Jackups
Topaz Driller	2009	375	30,000	High Seas	Mobilizing
Soehanah	2007	375	30,000	Indonesia	Operating
Drillships (1)
Platinum Explorer	2010	12,000	40,000	India	Operating
Tungsten Explorer	2013	12,000	40,000	Namibia	Operating
Third Party Owned Rigs:
Drillships
Polaris	2008	10,000	37,500	India	Operating
Capella	2008	10,000	37,500	Indonesia	Operating
Jackups
Emerald Driller	2008	375	30,000	Qatar	Operating
Sapphire Driller	2009	375	30,000	Qatar	Operating
Aquamarine Driller	2009	375	30,000	Qatar	Operating
(1)
The drillships are designed to drill in up to 12,000 feet of water. The Platinum Explorer is currently equipped to drill in 10,000 feet of water and the Tungsten Explorer is currently equipped to drill in 11,000 feet of water.

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

Geopolitical and Market Instability Caused by the Ongoing Russo-Ukrainian War, Inflationary Pressures and Other Macroeconomic Conditions

Over the past 18 months, global oil prices have experienced a robust recovery resulting in the strongest annual performance (on a price-per-barrel basis) since 2012. During the calendar year 2022, specifically, Brent crude reached a high of approximately $125.00 per barrel in March 2022, although Brent crude ultimately settled at approximately $85.00 per barrel on the last day of trading in December 2022. However, Brent crude prices have continued to fluctuate through the first six months of 2023, specifically, (i) during the first quarter of 2023, Brent crude reached a high of approximately $88.00 per barrel and settled at approximately $80.00 per barrel on the last date of trading in March 2023, and (ii) during the second quarter of 2023, Brent crude reached a high of approximately $87.00 per barrel and settled at approximately $75.00 per barrel on the last date of trading in June 2023. While our management anticipates that oil and gas prices will remain elevated in the near-term as compared to prices exhibited during the last five years, price volatility is still expected to continue as a result of, among other factors, (i) adverse macroeconomic conditions, including inflationary pressures, potential recessionary conditions, and supply chain impediments and constraints, (ii) changes in oil and gas inventories, (iii) global market demand, (iv) geopolitical instability, armed conflict and social unrest, including the Russo-Ukrainian War, the associated response undertaken by western nations, such as the implementation, expansion and renewal of broad sanctions, the potential for retaliatory actions on the part of Russia and the overall impact on OPEC+ countries' ability to achieve production targets in the near- and long-term, (v) potential future disagreements among OPEC+ countries regarding the supply of oil, (vi) the potential for increased production and activity from U.S. shale producers and non-OPEC countries driven by the current oil prices, and (vii) any resurgence of COVID-19, and therefore, the Company cannot predict how long oil and gas prices will remain stable or further increase, if at all, or whether they could reverse course and decline.

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

While our management is actively monitoring the foregoing events and its associated financial impact on our business, it is uncertain at this time as to the full magnitude that volatile and uncertain oil and gas prices will have on our financial condition and future results of operations. Likewise, in May 2023 the World Health Organization declared that COVID-19 was no longer a global health emergency; however, the Company continues to monitor for lingering impacts of COVID-19 on the Company’s personnel, business operations and industry at large, and any resurgence of COVID-19 could pose significant risks and challenges worldwide.

The Aquadrill Merger and the Termination of Certain Agreements

VHI previously entered into a framework agreement with Aquadrill LLC (“Aquadrill”) on February 9, 2021 (the “Framework Agreement”), and, certain subsidiaries of VHI (the “VHI Entities”) subsequently entered into a series of related management and marketing agreements (collectively, the “Marketing and Management Agreements” and together with the Framework Agreement, the “Framework, Management and Marketing Agreements”) with certain subsidiaries of Aquadrill (collectively, the “Aquadrill Entities”). Pursuant to the Framework, Management and Marketing agreements, the VHI Entities agreed to provide certain marketing and operational management services with respect to the Capella, Polaris and Aquarius floaters. As of August 8, 2023, the Capella and the Polaris were performing drilling services for clients under their respective drilling contracts, while the Aquarius is currently in Norway and is no longer under the Company’s management.

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

On December 23, 2022, Seadrill Ltd. announced that it had entered into a merger agreement with Aquadrill, pursuant to which Aquadrill would become a wholly owned subsidiary of Seadrill Ltd. (the “Aquadrill Merger”), and on April 3, 2023, Seadrill Ltd. announced that it had closed the Aquadrill Merger. Subsequent to the Aquadrill Merger, Aquadrill was renamed to Seadrill LLC (”Seadrill”). On April 10, 2023, we received a notice of termination (the “Termination Notice”) of the management agreement (the “Aquarius Management Agreement”) and marketing agreement with respect to the Aquarius (the “Aquarius Marketing Agreement,” and together with the Aquarius Management Agreement, the “Aquarius Agreements”), and the marketing agreements with respect to the Capella and Polaris (the “Capella and Polaris Marketing Agreements”), in each case as a result of the Aquadrill Merger. Given that the Notice Termination Period has now lapsed, we are therefore no longer managing or marketing the Aquarius nor eligible to earn management fees under the Aquarius Management Agreement as of July 9, 2023. Notwithstanding the termination of the Aquarius Agreements and the Capella and Polaris Marketing Agreements, certain provisions survived such termination and, therefore, to the extent that a drilling contract(s) is secured and executed in respect of outstanding bids or tenders for the Aquarius, Polaris and/or Capella, we will still be eligible to earn the marketing fee in respect of such secured and executed contracts, as well as in respect of existing drilling contracts. Moreover, as the management agreements with respect to the Capella and Polaris remain in effect as of the date hereof, we continue to manage and operate those rigs for Seadrill Ltd. (and for the oil and gas clients under their respective drilling contracts) and therefore, remain eligible to receive the management and variable fees described immediately above. Nevertheless, there is no guarantee that such arrangements will remain in place in the near- and long-term and any further terminations of such arrangements could have a material impact on our financial condition and future results of operations.

Business Outlook

Expectations about future oil and gas prices have historically been a key driver of demand for our services. Global oil prices have experienced a robust recovery since the COVID-19 pandemic resulting in prices that are supportive of investment in shallow-water and deepwater exploration and development projects.

While industry sentiment is positive, the industry is a highly cyclical and competitive business. Market volatility and uncertainty in regards to Brent oil prices largely remain as prices fell to a low of approximately $72.00 barrel in June 2023 (as compared to a high of approximately $125.00 per barrel in March 2022). In addition, the oil and gas industry continues to be materially impacted and shaped by external factors which have influenced its overall development and recovery, including global macroeconomic challenges resulting from inflationary pressures and potential recessionary conditions, as well as geopolitical and market instability caused by the Russo-Ukrainian War. Further, OPEC+ has actively sought to manage production during this time to reduce supply and stabilize crude price. Additionally, geopolitical developments could occur, including a possible agreement relating to Iran’s nuclear deal and the subsequent suspension of U.S. sanctions in Iran (which could result in, among other things, the influx of Iranian crude oil into the global markets), any of which could significantly impact our business and operations. With higher crude oil prices there is the potential for increased production from U.S. shale producers and non-OPEC countries, which could lead to significant increases in the overall global oil and gas supply, and result in reduced commodity prices.

The opening of economies, supply chain constraints and limitations occurring throughout the world and across various industries, and the injection of significant levels of governmental monetary and fiscal stimulus to avoid a recession during the peak of the COVID-19 pandemic, collectively contributed to the highest level of inflation in decades across the U.S., the United Kingdom, Europe and the global community at large. As a result, central banks and regulators across the world have raised, and could continue to raise, interest rates in an attempt to gain further control over and reduce inflation in their respective jurisdictions. While we anticipate gradual rate reductions in the future, our operations may face significant adverse effects from industry-specific inflation. This industry-specific inflation could be attributed to the growing rig supply, leading to heightened demand for qualified labor and equipment, which might become scarce at certain times. As a consequence, we may experience higher personnel costs and increased prices for goods and services essential for rig operations. Given that we predominantly enter into fixed dayrate contracts that have contractual terms with minimal adjustments to account for rising inflation, the majority (if not all) of these costs would be borne by us.

While we are currently unable to estimate the ultimate impact of inflation, including the associated impact on the prices of goods and services, our costs could rise in the near-term and materially impact our profitability and overall financial condition. In addition, the efforts being undertaken by central banks and regulators to rein in inflation could tip the global economy into a recession, which could materially and adversely impact demand for oil and gas and, in the process, demand for our services. As a result of such volatility, disruption, instability and uncertainty, operators have faced, and may continue to face, challenges when attempting to definitively plan their capital budget programs for the near- and long- term.

Backlog

The following table summarizes our contract backlog coverage of days contracted and related revenue as of June 30, 2023 based on information available as of such date:

	Percentage of Days Contracted			Revenues Contracted (in thousands)
	2023	2024	Beyond	2023	2024	Beyond
Backlog
Jackups	77%	56%	41%	$52,240	$49,383	$36,210
Drillships	89%	4%	0%	$84,191	$6,580	$—
Third party owned rigs (1)	75%	60%	24%	$35,203	$5,206	$219
(1)
These amounts include: (i) a fixed management fee paid to us pursuant to the applicable management agreement; (ii) a marketing fee paid to us pursuant to the applicable marketing agreement; (iii) a fixed management fee paid to us pursuant to the applicable EDC Support Services Agreements; and (iv) contract backlog attributable to rigs owned by third parties for which we enter into contracts directly with customers and lease the rigs through bareboat charters from the rig owners. However, these amounts exclude any variable fee payable to us pursuant to the applicable management agreement. The terms of the bareboat charters are consistent with the management agreements, resulting in the same financial impact to us had the rigs remained under the management agreements.

Results of Operations

Operating results for our contract drilling services are dependent on three primary metrics: available days; rig utilization; and dayrates. The following table sets forth this selected operational information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Jackups
Rigs available	2	2	2	2
Available days (1)	91	182	181	362
Utilization (2)	94.4%	98.8%	97.2%	79.6%
Average daily revenues (3)	$59,355	$60,694	$58,755	$65,807
Deepwater
Rigs available	2	2	2	2
Available days (1)	182	182	362	362
Utilization (2)	95.2%	99.7%	79.1%	99.2%
Average daily revenues (3)	$238,234	$139,628	$220,182	$152,261
Sold Rigs/Held for Sale (4)
Rigs available	—	3	—	3
Available days (1)	—	168	—	654
Utilization (2)	N/A	47.0%	N/A	62.3%
Average daily revenues (3)	N/A	$82,127	N/A	$34,339
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
(4)
Each of these rigs were classified as held for sale on our Consolidated Balance Sheet at December 31, 2022, up to the date of the EDC Sale.

For the Three Months Ended June 30, 2023 and 2022

Net income attributable to shareholders for the Current Quarter was $1.5 million, or $0.11 per basic share, on operating revenues of $107.8 million, compared to net income attributable to shareholders for the Comparable Quarter of $48.1 million, or $3.67 per basic share, on operating revenues of $73.2 million.

The following table sets forth our operating results for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	$	%
(unaudited, in thousands)
Consolidated:
Revenues
Contract drilling services	$67,673	$42,744	$24,929	58%
Management fees	5,569	2,840	2,729	96%
Reimbursables and other	34,598	27,654	6,944	25%
Total revenues	107,840	73,238	34,602	47%
Operating costs and expenses:
Operating costs	74,383	59,405	14,978	25%
General and administrative	5,161	6,910	(1,749)	-25%
Depreciation	11,045	11,087	(42)	0%
Gain on EDC Sale	—	(60,781)	60,781	-100%
Total operating costs and expenses	90,589	16,621	73,968	445%
Income from operations	17,251	56,617	(39,366)	-70%
Other (expense) income
Interest income	141	7	134	n/m
Interest expense and financing charges	(5,346)	(8,503)	3,157	-37%
Other, net	(457)	(1,011)	554	-55%
Total other expense	(5,662)	(9,507)	3,845	-40%
Income before income taxes	11,589	47,110	(35,521)	-75%
Income tax provision (benefit)	10,584	(1,221)	11,805	-967%
Net income	1,005	48,331	(47,326)	-98%
Net (loss) income attributable to noncontrolling interests	(457)	232	(689)	-297%
Net income attributable to shareholders	$1,462	$48,099	$(46,637)	-97%

Drilling Services:
Revenue
Contract drilling services	$46,378	$42,744	$3,634	9%
Management fees	—	—	—	n/m
Reimbursables and other	7,834	5,119	2,715	53%
Total revenue	54,212	47,863	6,349	13%
Operating costs and expenses:
Operating costs	33,163	36,164	(3,001)	-8%
General and administrative	—	—	—	n/m
Depreciation	10,601	10,695	(94)	-1%
Gain on EDC sale	—	—	—	n/m
Total operating costs and expenses	43,764	46,859	(3,095)	-7%
Income from operations	10,448	1,004	9,444	941%

Managed Services:
Revenue
Contract drilling services	$21,295	$—	$21,295	n/m
Management fees	5,569	2,840	2,729	96%
Reimbursables and other	26,764	22,535	4,229	19%
Total revenue	53,628	25,375	28,253	111%
Operating costs and expenses:
Operating costs	41,220	23,241	17,979	77%
General and administrative	—	—	—	n/m
Depreciation	—	—	—	n/m
Gain on EDC sale	—	—	—	n/m
Total operating costs and expenses	41,220	23,241	17,979	77%
Income from operations	12,408	2,134	10,274	481%
n/m = not meaningful

Consolidated Revenue: Total revenue increased $34.6 million due primarily to an increase in operating activities in the Current Quarter, as discussed below.

Drilling Services Revenue: Contract drilling revenue increased $3.6 million for the Current Quarter as compared to the Comparable Quarter. The increase in our contract drilling revenue was primarily the result of the (i) Tungsten Explorer on contract at a higher dayrate in the Current Quarter as compared to the Comparable Quarter, which was offset by lower contract drilling revenue as we operated three less jackup rigs (each of which were included in the EDC Sale), and (ii) Topaz Driller as the rig is operating under a bareboat charter in the Current Quarter as compared to operating under a drilling contact in the Comparable Quarter. Reimbursables and other revenue increased 53% in the Current Quarter as compared to the Comparable Quarter primarily as a result of the changes in drilling contracts (as discussed immediately above).

Managed Services Revenue: Contract drilling revenue increased $21.3 million in the Current Quarter due to the Polaris, which is currently operated by the Company. Management fees increased 96% in the Current Quarter as compared to the Comparable Quarter primarily due to the management of the rigs included in the EDC Sale as well as deepwater floaters owned by Seadrill. Reimbursables and other revenue increased $4.2 million in the Current Quarter as compared to the Comparable Quarter is primarily as a result of the management of the deepwater floaters owned by Seadrill and the rigs included in the EDC Sale.

Consolidated Operating Costs: Total operating costs increased 25% due primarily to an increase in operating activities in the Current Quarter as discussed below.

Drilling Services Operating Costs: Drilling Services operating costs decreased 8% in the Current Quarter as compared to the Comparable Quarter primarily as a result of the Topaz Driller as the rig is operating under a bareboat charter in the Current Quarter as compared to operating under a drilling contract in the Comparable Quarter (as discussed in “Drilling Services Revenue” above).

Managed Services Operating Costs: The increase in Managed Services operating costs in the Current Quarter as compared to the Comparable Quarter is the result of the management of certain deepwater floaters (as discussed in “Managed Services Revenue” above).

General and Administrative Expenses: Decreases in general and administrative expenses for the Current Quarter as compared to the Comparable Quarter were primarily due to lower compensation expense as a result of bonuses paid in the comparable quarter that did not recur in the current quarter and professional fees. Non-cash share-based compensation expense included in “General and administrative expenses” was immaterial for each of the Current Quarter and Comparable Quarter.

Depreciation Expense: Depreciation expense is primarily related to rigs owned by us which are included in our Drilling Services segment. The Managed Services segment does not currently own any depreciable assets. Depreciation expense for the Current Quarter is generally consistent with the Comparable Quarter.

Interest Income: Increases in interest income for the Current Quarter as compared to the Comparable Quarter were due primarily to higher cash balances during the Current Quarter.

Interest Expense and Financing Charges: Decreases in interest expense and financing charges for the Current Quarter as compared to the Comparable Quarter were primarily due to lower outstanding debt as a result of the pay down of the 9.25% Notes in Q4 2022 offset by higher interest rates due to the refinancing of the remaining balance with the 9.50% Notes during Q1 2023. Non-cash deferred financing costs included in “Interest expense and financing charges” was approximately $0.6 million and $0.4 million for each of the Current Quarter and Comparable Quarter, respectively.

Other, Net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $0.5 million and $1.0 million was included in “other, net,” for the Current Quarter and Comparable Quarter, respectively.

Income Tax Provision: Our annualized effective tax rate for the Current Quarter is 163.61% based on estimated annualized ordinary profit before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Quarter was negative 15.40%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

For the Six Months Ended June 30, 2023 and 2022

Net loss attributable to shareholders for the Current Period was $0.8 million, or $0.06 per basic share, on operating revenues of $184.9 million, compared to net income attributable to shareholders for the Comparable Period of $33.2 million, or $2.53 per basic share, on operating revenues of $131.6 million.

The following table sets forth our operating results for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	$	%
(unaudited, in thousands)
Consolidated:
Revenues
Contract drilling services	$115,590	$87,657	$27,933	32%
Management fees	7,689	3,943	3,746	95%
Reimbursables and other	61,633	39,969	21,664	54%
Total revenues	184,912	131,569	53,343	41%
Operating costs and expenses:
Operating costs	140,938	103,338	37,600	36%
General and administrative	9,992	13,492	(3,500)	-26%
Depreciation	22,094	22,382	(288)	-1%
Loss on EDC Sale	3	(60,781)	60,784	-100%
Total operating costs and expenses	173,027	78,431	94,596	121%
Income from operations	11,885	53,138	(41,253)	-78%
Other (expense) income
Interest income	190	11	179	n/m
Interest expense and financing charges	(10,904)	(17,007)	6,103	-36%
Other, net	(135)	(1,786)	1,651	-92%
Total other expense	(10,849)	(18,782)	7,933	-42%
Income before income taxes	1,036	34,356	(33,320)	-97%
Income tax provision	2,606	217	2,389	n/m
Net (loss) income	(1,570)	34,139	(35,709)	-105%
Net (loss) income attributable to noncontrolling interests	(746)	938	(1,684)	-180%
Net (loss) income attributable to shareholders	$(824)	$33,201	$(34,025)	-102%

Drilling Services:
Revenue
Contract drilling services	$73,366	$87,657	$(14,291)	-16%
Management fees	—	—	—	n/m
Reimbursables and other	14,256	10,302	3,954	38%
Total revenue	87,622	97,959	(10,337)	-11%
Operating costs and expenses:
Operating costs	60,885	72,602	(11,717)	-16%
General and administrative	—	—	—	n/m
Depreciation	21,240	21,551	(311)	-1%
Total operating costs and expenses	82,125	94,153	(12,028)	-13%
Income from operations	5,497	3,806	1,691	44%

Managed Services:
Revenue
Contract drilling services	$42,224	$—	$42,224	n/m
Management fees	7,689	3,943	3,746	95%
Reimbursables and other	47,377	29,667	17,710	60%
Total revenue	97,290	33,610	63,680	189%
Operating costs and expenses:
Operating costs	80,053	30,736	49,317	160%
General and administrative	—	—	—	n/m
Depreciation	—	—	—	n/m
Total operating costs and expenses	80,053	30,736	49,317	160%
Income from operations	17,237	2,874	14,363	500%
n/m = not meaningful

Consolidated Revenue: Total revenue increased $53.3 million due primarily to an increase in operating activities in the Current Period, as discussed below.

Drilling Services Revenue: Contract drilling revenue decreased $14.3 million for the Current Period as compared to the Comparable Period. The decrease in our contract drilling revenue was primarily the result of lower contract drilling revenue as we operated three less jackup rigs (each of which were included in the EDC Sale), and the Topaz Driller as the rig is operating under a bareboat charter in the Current Period as compared to operating under a drilling contact in the Comparable Period. Reimbursables and other revenue increased 38% in the Current Period as compared to the Comparable Period primarily as a result of bareboat charter fees earned on the Topaz Driller, offset by lower reimbursable revenue as a result of the changes in drilling contracts (as discussed immediately above).

Managed Services Revenue: Contract drilling revenue increased $42.2 million in the Current Period due to the Polaris, which is currently operated by the Company. Management fees increased $3.7 million in the Current Period as compared to the Comparable Period primarily due to the management of the rigs included in the EDC Sale as well as deepwater floaters owned by Seadrill. Reimbursables and other revenue increased $17.7 million in the Current Period as compared to the Comparable Period, primarily as a result of the management of the deepwater floaters owned by Seadrill and the rigs included in the EDC Sale.

Consolidated Operating Costs: Total operating costs increased 36% due primarily to an increase in operating activities in the Current Period as discussed below.

Drilling Services Operating Costs: Drilling Services operating costs decreased 16% in the Current Period as compared to the Comparable Period primarily as a result of the Company operating three less jackup rigs (each of which were included in the EDC Sale) and the Topaz Driller operating under a bareboat charter in the Current Period as compared to operating under a drilling contract in the Comparable Period (as discussed in “Drilling Services Revenue” above). The Comparable Period includes a net gain of approximately $1.9 million related to the sale of various assets.

Managed Services Operating Costs: The increase in Managed Services operating costs in the Current Period as compared to the Comparable Period is the result of the management of certain deepwater floaters (as discussed in “Managed Services Revenue” above).

General and Administrative Expenses: Decreases in general and administrative expenses for the Current Period as compared to the Comparable Period were primarily due to lower compensation expense as a result of bonuses paid in the comparable period that did not recur in the current period. Non-cash share-based compensation expense included in “General and administrative expenses” was immaterial for each of the Current Period and Comparable Period.

Depreciation Expense: Depreciation expense is primarily related to rigs owned by us which are included in our Drilling Services segment. The Managed Services segment does not currently own any depreciable assets. Depreciation expense for the Current Period is generally consistent with the Comparable Period.

Interest Income: Increases in interest income for the Current Period as compared to the Comparable Period were due primarily to higher cash balances during the Current Period.

Interest Expense and Financing Charges: Decreases in interest expense and financing charges in the Current Period as compared to the Comparable Period were primarily due to lower outstanding debt as a result of the pay down of the 9.25% Notes in Q4 2022 offset by higher interest rates due to the refinancing of the remaining balance with the 9.50% Notes during Q1 2023. Non-cash deferred financing costs included in “Interest expense and financing charges” was approximately $0.9 million and $0.8 million for each of the Current Period and Comparable Period, respectively.

Other, Net: Our functional currency is USD; however, a portion of the revenues earned and expenses incurred by certain of our subsidiaries are denominated in currencies other than USD. These transactions are re-measured in USD based on a combination of both current and historical exchange rates. Net foreign currency exchange loss of approximately $0.1 million and $1.8 million was included in “other, net,” for the Current Period and Comparable Period, respectively.

Income Tax Provision: Our annualized effective tax rate for the Current Period is 163.61% based on estimated annualized ordinary profit before income taxes excluding income tax discrete items. Our annualized effective tax rate for the Comparable Period was negative 15.40%, based on estimated annualized loss before income taxes excluding income tax discrete items.

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

We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand or proceeds from sales of assets. As of June 30, 2023, we believe we maintain adequate cash reserves and are continuously managing our actual cash flow and cash forecasts. Accordingly, management believes that we have adequate liquidity to fund our operations for the twelve months following the date our Consolidated Financial Statements are issued and therefore, have been prepared under the going concern assumption.

As of June 30, 2023, we had working capital of approximately $126.8 million, including approximately $79.7 million of cash available for general corporate purposes. Scheduled debt service consists of interest payments through June 30, 2024 of approximately $18.3 million. We anticipate capital expenditures through June 30, 2024 to be between approximately $13.7 million and $16.8 million. As our rigs obtain new contracts, we could incur reactivation and mobilization costs for these rigs, as well as additional customer requested equipment upgrades, some (or all) of which could be significant and may not be fully recoverable from the customer. Based on our anticipated levels of activity, incremental expenditures through June 30, 2024 for special periodic surveys, major repair and maintenance expenditures and equipment re-certifications are anticipated to be between approximately $19.2 million and $23.4 million. As of June 30, 2023, we maintained letters of credit outstanding in the aggregate amount of $7.4 million.

The following table summarizes our cash flow information for the periods indicated:

	Six Months Ended June 30,
(unaudited, in thousands)	2023	2022
Cash flows (used in) provided by:
Operating activities	$(11,080)	$(39,705)
Investing activities	(2,637)	195,364
Financing activities	2,831	—

Changes in cash flows from operating activities are driven by changes in net loss during the relevant periods (see the discussion of changes in net loss above in “Results of Operations” of this Part I, Item 2).

Cash flows from investing activities in the Comparable Period include (i) net proceeds of $200.0 million derived from the EDC Sale and (ii) $3.1 million derived from the sale of various assets.

Cash flows from financing activities in the Current Period include (i) net proceeds of $188.4 million derived from the issuance of the 9.50% First Lien Notes, as described in “Note 5. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report, (ii) the redemption of the principal balance of the 9.25% First Lien Notes for $180.0 million as described in “Note 5. Debt” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report, and (iii) the $5.3 million payment of dividend equivalents as described in “Note 6. Shareholders’ Equity” in the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report.

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

There is an inherent risk in any litigation, claim or dispute and therefore no assurance can be given as to the outcome of any such litigation, claim or dispute. We do not believe the ultimate resolution of any existing litigation, claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows.

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

Interest Rate Risk: As of June 30, 2023, we had no variable rate debt outstanding.

Foreign Currency Exchange Rate Risk: Our functional currency is the USD, which is consistent with the oil and gas industry. However, outside the U.S., a portion of our expenses are incurred in local currencies. Therefore, when the USD weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in USD will increase (decrease). A substantial majority of our revenues are received in USD, our functional currency; however, in certain countries in which we operate, local laws or contracts may require us to receive some portion (or the entirety) of the payment in the local currency. We are exposed to foreign currency exchange risk to the extent the amount of our monetary assets denominated in the foreign currency differs from our obligations in that foreign currency. In order to mitigate the effect of exchange rate risk, we attempt to limit foreign currency holdings to the extent they are needed to pay liabilities in the local currency. To further manage our exposure to fluctuations in currency exchange rates, foreign exchange derivative instruments, specifically foreign exchange forward contracts, or spot purchases, may be used. A foreign exchange forward contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent USD payment equal to the value of such exchange. We do not enter into derivative transactions for speculative purposes. As of June 30, 2023, we did not have any open foreign exchange derivative contracts or material foreign currency exposure risk.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon this evaluation, and due to the material weakness in the Company’s internal controls over financial reporting (as described below in Management’s Report on Internal Control over Financial Reporting), the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were not effective.

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

Management carried out an evaluation based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of the end of the period covered by this Quarterly Report. Based on that evaluation, such officers have concluded that the design and operation of these internal control over financial reporting were not effective as of June 30, 2023 (as described below).

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, management identified a material weakness in internal control over financial reporting related to the prevention of unauthorized cash disbursements, which continues to exist as of June 30, 2023. Management has implemented new controls and continues its remediation efforts through designing and implementing additional effective controls and training of employees; however, there can be no assurance that additional material weaknesses will not arise in the future and any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations in the future.

Changes in Internal Control over Financial Reporting

Except for the foregoing, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company’s legal proceedings is set forth in “Note 8. Commitments and Contingencies” of the “Notes to Unaudited Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report. The information discussed therein is incorporated by reference into this Part II, Item 1.

Item 5. Other Information

During the three-month period covered by this Quarterly Report, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date
2.1	Joint Prepackaged Chapter 11 Plan of Offshore Group Investment Limited and its Affiliated Debtors, dated December 1, 2015, which is Exhibit A to the Disclosure Statement		T-3	022-29012	99.T3E.1	12/02/15
2.2	Share Purchase Agreement, dated December 6, 2021, by and between Vantage Holdings International and ADES Arabia Holding		10-K	333-159299-15	2.2	03/30/22
3.1A	Certificate of Incorporation of the Company		S-4	333-170841	3.3	11/24/10
3.1B	Fourth Amended and Restated Memorandum and Articles of Incorporation of the Company		8-K	333-159299-15	3.1	03/08/19
4.1	First Lien Indenture, dated as of November 30, 2018, by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent		8-K	333-159299-15	4.1	12/04/18

4.2	First Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated January 24, 2019	10-K	333-159299-15	4.4	03/10/20
4.3	Second Supplemental Indenture by and between Vantage Drilling International, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and first lien collateral agent, dated February 13, 2019	10-K	333-159299-15	4.5	03/10/20
4.4	Shareholders Agreement dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)	8-K	333-159299-15	10.1	02/17/16
4.5	Amendment No. 1 to the Shareholders Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and the Shareholders (as defined therein)	8-K	333-159299-15	10.1	03/08/19
4.6	Registration Rights Agreement, dated as of February 10, 2016, by and among Offshore Group Investment Limited and each of the Holders (as defined therein) party thereto	8-K	333-159299-15	10.2	02/17/16
4.7	Amendment No. 1 to the Registration Rights Agreement, dated as of May 9, 2016, by and among Vantage Drilling International (f/k/a Offshore Group Investment Limited) and each of the Holders party thereto	10-Q	333-159299-15	10.3	5/13/16
4.8	Registration Rights Agreement among Vantage Drilling International, Vantage Drilling Company and the joint official liquidators of Vantage Drilling Company, dated as of April 26, 2017	10-K/A	333-212081	10.1	05/01/17
4.9	Indenture, dated as of March 1, 2023, among Vantage Drilling International, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and first lien collateral agent	8-K	333-159299-15	4.1	03/07/23
10.1	Agreement, dated June 20, 2019, among Vantage Deepwater Company, Vantage Deepwater Drilling, Inc., Petroleo Brasileiro S.A., Petrobras America, Inc. and Petrobras Venezuela Investments & Services, BV.	8-K	333-159299-15	10.1	06/24/19
10.2	Second Amended and Restated Employment and Non-Competition Agreement between Offshore Group Investment Limited and Linda J. Ibrahim, dated February 10, 2016	10-Q	333-159299-15	10.2	08/12/21
10.3	Form of Third Amendment to Employment Agreement between Vantage Drilling International and each Executive (as defined therein)	10-Q	333-159299-15	10.3	08/12/22
10.4	Form of Support Service Agreement, dated May 27, 2022 by and between Vantage Driller III Co, Vantage Drilling International and Emerald Driller Company	10-Q	333-159299-15	10.4	08/12/22
10.5	Employment Agreement between Vantage Drilling International and Derek Massie, dated January 1, 2018	10-K/A	333-159299-15	10.16	04/28/23

10.6	Fourth Amendment to Employment Agreement between Vantage Drilling International and Ihab Toma, dated March 1, 2023		10-Q	333-159299-15	10.6	05/12/2023
10.7	Fourth Amendment to Employment Agreement between Vantage Drilling International and Derek Massie, dated March 1, 2023		10-Q	333-159299-15	10.7	05/12/2023
31.1	Certification of Principal Executive Officer Pursuant to Section 302	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302	X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to Section 906
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Inline Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)	X

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

VANTAGE DRILLING INTERNATIONAL

Date: August 10, 2023	By:	/s/ RAFAEL BLATTNER
Rafael Blattner
Chief Financial Officer
(Principal Financial Officer)